Form 10-K/A
period 1994-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1995-02-13
CIK 65384

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDED FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1994.

OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to
Commission file number 2-63708.

METROPOLITAN MORTGAGE & SECURITIES CO., INC
(Exact name of registrant as specified in its charter)

WASHINGTON                                            91-0609840
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

WEST 929 SPRAGUE AVENUE, SPOKANE, WASHINGTON   99204
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (509)838-3111
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Series:       C     448,442   shares     E-3 108,367     shares
                              D     687,919   shares     E-4    62,992   shares
                              E-1   764,054   shares     E-5 13,746      shares
                              E-2    45,578   shares     E-6    12,593   shares
______________________________________________________________________
                                  (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994.
      Class A Common Stock: 130         Class B Common Stock: 2

Documents incorporated by reference:  None

            3(a). Restated Articles of Incorporation, as amended, dated November 30, 1987. (Exhibit 3(a) to Metropolitan's Annual Report on Form 10-K for fiscal 1987).

            3(b). Bylaws as amended to October 31, 1988. (Exhibit 3(b) to Metropolitan's Annual Report on Form 10-K for fiscal 1988.)

            3(c). Amendment to Articles of Incorporation dated November 5, 1991. (Exhibit 3(c) to Registration No. 33-40220.)

            3(d). Amendment to Articles of Incorporation dated September 20, 1992. (Exhibit 3(c) to Metropolitan's Annual Report on Form 10-K for fiscal 1992.)

            4(a).   Indenture, dated as of July 6, 1979, between
                    Metropolitan and Seattle-First National Bank, Trustee (Exhibit 3 to Metropolitan's Annual Report on Form 10-K for fiscal 1979).

            4(b). First Supplemental Indenture, dated as of October 3, 1980, between Metropolitan and Seattle-First National Bank, Trustee (Exhibit 4 to Metropolitan's Annual Report on Form 10-K for fiscal 1980).

            4(c). Second Supplemental Indenture, dated as of November 12, 1984, between Metropolitan and Seattle-First National Bank, Trustee (Exhibit 4(d) to Registration No. 2-95146).

            4(d).   Amended Statement of Rights, Designations and
                    Preferences of Variable Rate Preferred Stock, Series C (Exhibit 4(g) to Registration No. 33-2699).

            4(e). Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series D (Exhibit 4(a) to Registration No. 33-25702).

            4(f). Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-1, (Exhibit 4(a) to Registration No. 33-19238).

            4(g).   Amended Statement of Rights, Designations and
                    Preferences of Variable Rate Preferred Stock, Series E-2 (Exhibit 4(a) to Registration No. 33-25702).

            4(h). Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-3 (Exhibit 4(a) to Registration No. 33-32586).

            4(i). Statement of Rights, Designations and Preference of Variable Rate Cumulative Preferred Stock, Series E-4 (Exhibit 4(h) to Registration No. 33-40221).

            4(j).   Form of Statement of Rights, Designations and
                    Preferences of Variable Rate Preferred Stock, Series E-5. (Exhibit 4(i) to Registration No. 33-57396.)

            4(k). Indenture, dated as of November 15, 1990, between Summit Securities, Inc. and West One Bank, Idaho, N.A., Trustee (Exhibit 4 to Registration No.
                    33-36775).

            4(l).   Form of Statement of Rights, Designations and
                    Preferences of variable rate cumulative Preferred Stock, Series E-6.

            4(m).   Form of Variable Rate Cumulative Preferred Stock
                    Certificate.

            4(n).   Form of Debenture Series II Certificate

            4(o).   Form of Debenture Series I Certificate.

               9.   Irrevocable Trust Agreement (Exhibit 9(b) to
                    Registration No. 2-81359).

              11.   Statement Indicating Computation of Per-Share
                    Earnings.  (SEE "CONSOLIDATED FINANCIAL STATEMENTS".)

              12. Statement setting forth computations of ratios of earnings to combined fixed charges and preferred stock dividends.

             *27.   Financial Data Schedules

      * Filed herewith

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                        By /s/ C. PAUL SANDIFUR, JR.

                        _____________________________________________
                        C. Paul Sandifur, Jr., Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

  Signature                        Title                               Date

/s/ C. PAUL SANDIFUR            Chairman of the Board
                                and Director                          2/13/95
________________________
C. Paul Sandifur

/s/ C. PAUL SANDIFUR, JR.       President, Director and
                                Chief Executive Officer               2/13/95
________________________
C. Paul Sandifur, Jr.

/s/ ERNEST JURDANA              Chief Financial Officer
                                (Principal Financial Officer)         2/13/95
________________________
Ernest Jurdana

/s/ REUEL SWANSON               Secretary and Director

________________________                                              2/13/95
Reuel Swanson

/s/ STEVEN CROOKS               Controller and Vice
                                   President                          2/13/95
________________________        (Principal Accounting Officer)
Steven Crooks

/s/ IRV MARCUS                  Senior Vice President and
                                   Director                           2/13/95
________________________
Irv Marcus

Charles H. Stolz                Director