Form 10-Q
period 1994-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1995-02-21
CIK 65384

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
_____________________


Commission file number 033-36775

               METROPOLITAN MORTGAGE & SECURITIES CO., INC.
          (Exact name of registrant as specified in its charter)

         WASHINGTON                           91-0609840
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

West 929 Sprague Ave., Spokane, WA              99204
(Address of principal executive offices)      (Zip Code)

                         (509)838-3111
            (Registrant's telephone number, including area code)

         __________________________________________________________
               (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be fined by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: (Not Applicable)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes / /  No / /

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     130 SHARES - Common "A" at January 31, 1995
       0 SHARES - Common "B" at January 31, 1995

                METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                                   INDEX


Part I - Financial Information:                         Page No.

   Consolidated Condensed Balance Sheets --
     December 31, 1994  (Unaudited) and
     September 30, 1994                                     3

   Consolidated Condensed Statements of Income
     Three Months Ended December 31, 1994
     and 1993 (Unaudited)                                   5

   Consolidated Condensed Statements of Cash Flows
     Three Months Ended December 31, 1994 and 1993
     (Unaudited)                                            6

   Notes to Consolidated Condensed Financial Statements     7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.                   8

Part II - Other Information

                       Part I - Financial Information


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                            December 31,     September 30,
                                               1994             1994
                                            (Unaudited)
ASSETS
  Cash and Cash Equivalents              $   5,278,438    $ 29,275,716
  Investments:
    Trading Securities, at market            1,920,938
    Available-for-Sale Securities,
     at market                              78,638,715      89,070,866
    Held-to-Maturity Securities,
     at amortized cost (market value
     $181,789,004 and $184,740,248)        199,736,482     200,179,999
  Accrued Interest on Investments            4,786,912       3,311,822
                                        --------------    ------------
      Total Cash and Investments           290,361,485     321,838,403
                                        --------------    ------------
  Real Estate Contracts and Mortgage
    Notes                                  585,374,044     567,256,298
  Real Estate for Sale and
    Development - Including
    Foreclosed Real Estate                  78,252,100      76,765,465
                                        --------------    ------------
    Total Real Estate Assets               663,626,144     644,021,763
    Less Allowance for Losses               (8,506,657)     (9,108,383)
                                        --------------    ------------
      Net Real Estate Assets               655,119,487     634,913,380
                                        --------------    ------------
  Deferred Acquisition Costs                74,324,728      74,107,517

  Land, Building and Equipment - net
    of accumulated depreciation              7,861,545       9,586,595

  Other Assets, net of allowance            24,023,356      22,844,008
                                        --------------  --------------
    TOTAL ASSETS                        $1,051,690,601  $1,063,289,903
                                        ==============  ==============


The accompanying notes are an integral part of the consolidated financial statements.

       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                               December 31,  September 30,
                                                   1994          1994
                                               (Unaudited)

LIABILITIES
 Life Insurance and Annuity Reserves       $  759,083,678   $  744,644,625
 Debenture Bonds                              202,429,877      199,376,783
 Other Debt Payable                            32,131,572       62,123,139
 Accounts Payable and Accrued
   Expenses                                    13,747,044       12,756,072
 Deferred Income Taxes Payable                  9,959,496       10,304,980
 Minority Interest in Consolidated
   Subsidiaries                                 1,452,939        1,458,980
                                           --------------   --------------
   TOTAL LIABILITIES                        1,018,804,606    1,030,664,579
                                           --------------   --------------
STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D,
   E Cumulative with Variable Rate,
   $10 Par Value, Authorized 8,325,000
   Issued 2,159,548 Shares and
   2,143,691 Shares (Liquidation
   Preference $44,917,350 and
   $43,331,750, respectively)                  21,595,475       21,436,910
 Class A Common Stock - Voting,
   $2,250 Par Value, Authorized
   222 Shares, Issued 130 Shares,
   respectively                                   293,417          292,121
 Class B Common Stock - Non Voting,
   $2,250 Par Value, Authorized 222 Shares,
   Issued 0 and 2 Shares, respectively                               4,500
 Additional Paid-In Capital                    12,292,010       10,981,492
 Retained Earnings                              2,243,652        2,745,678
 Net Unrealized Gains (Losses) on
    Investments                                (3,538,559)      (2,835,377)
                                           --------------   --------------
    TOTAL STOCKHOLDERS' EQUITY                 32,885,995       32,625,324
                                           --------------   --------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY               $1,051,690,601   $1,063,289,903
                                           ==============    =============

The accompanying notes are an integral part of the consolidated financial statements.

       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

                                          Three Months Ended
                                             December 31,
                                         1994            1993
REVENUES:
 Insurance Premiums Earned          $   750,000     $   625,000
 Interest and Earned Discounts       21,733,852      21,919,926
 Real Estate Sales                    9,338,789       7,447,290
 Fees, Commissions, Service
  and Other Income                      975,630       1,017,913
 Realized Investment Gains (Losses)    (165,598)        270,653
 Realized Gains on Sales of
  Receivables                                            54,500
                                     ----------      ----------
   TOTAL REVENUES                    32,632,673      31,335,282
                                     ----------      ----------
EXPENSES:
 Insurance Policy and Annuity
   Benefits                          10,878,406      10,622,644
 Interest Expense                     4,571,765       5,056,243
 Cost of Real Estate Sold             9,445,463       7,268,782
 Provision for Losses on Real
   Estate Assets                        700,396       1,615,252
 Salaries and Employee
   Benefits                           2,339,306       2,112,101
Commissions to Agents                 2,695,546       1,688,795
Other Operating and
   Underwriting Expenses              1,408,912       2,542,310
 Less Increase in Deferred
   Acquisition Costs                   (189,933)       (163,508)
                                     ----------      ----------
   TOTAL EXPENSES                    31,849,861      30,742,619
                                     ----------      ----------
Income Before Income Taxes
   and Minority Interest                782,812         592,663

Provision For Income Taxes             (265,468)       (210,954)
                                     ----------      ----------
Income Before Minority
   Interest                             517,344         381,709
(Income) Loss of Consolidated
   Subsidiaries Allocated to
   Minority Stockholders                  6,041         (61,546)
                                     ----------      ----------
NET INCOME                           $  523,385      $  320,163
                                     ==========      ==========
The accompanying notes are an integral part of the consolidated financial statements.

       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Three Months Ended
                                                       December 31,
                                                    1994            1993

Net Cash Provided By
  Operating Activities                       $ 9,217,627       $12,051,729
                                             -----------       -----------
Cash Flows From Investing Activities:
  Principal Payments on Real Estate
    Contracts and Mortgage Notes              26,842,758        26,627,277
  Proceeds From Real Estate Sales                609,834         1,088,913
  Proceeds From Investment Maturities          1,316,195         1,527,366
  Proceeds from Sale of Available
    for Sale Securities                       25,299,803        28,535,888
  Purchase of Available for Sale
    Securities                               (17,380,831)      (66,042,752)
  Purchase of Held to Maturity
   Investments                                                  (4,126,480)
  Proceeds From Sale Real Estate Contracts                          54,500
  Acquisition of Mortgage Notes              (38,870,490)      (23,745,028)
  Additions to Real Estate Held               (8,016,640)       (5,254,964)
  Capital Expenditures                           (80,772)          (77,329)
                                             -----------      ------------
Net Cash Used In Investing Activities        (10,280,143)      (41,412,609)
                                            ------------      ------------
Cash Flows From Financing Activities:
Borrowings From Banks and Others              30,677,500
Receipts From Life and Annuity Products       30,498,734        17,016,485
Withdrawals on Life and Annuity Products     (26,095,706)      (26,226,654)
Repayment to Banks and Others                (60,941,310)       (1,094,017)
Issuance of Debenture Bonds                   10,897,221         9,130,111
Issuance of Preferred Stock                    1,529,959           349,088
Repayment of Debenture Bonds                  (8,411,669)       (7,480,822)
Cash Dividends                                (1,025,411)         (767,066)
Redemption of Capital Stock                      (64,080)           (7,602)
                                             -----------       -----------
Net Cash Used In Financing Activities        (22,934,762)       (9,080,477)
                                             -----------       -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                           (23,997,278)      (38,441,357)
Cash and Cash Equivalents at Beginning
  of Period                                   29,275,716        72,903,375
                                             -----------       -----------
Cash and Cash Equivalents at End
  of Period                                  $ 5,278,438       $34,462,018
                                             ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                METROPOLITAN MORTGAGE & SECURITIES CO., INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1994, and the results of operations for the three months ended December 31, 1994 and 1993 and changes in cash flows for the three months ended December 31, 1994 and 1993. The results of operations for the three month period ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2. The principal amount of receivables as to which payments were in arrears more than three months was $18,500,000 at December 31, 1994 and $19,000,000 at September 30, 1994.

3. Metropolitan Mortgage & Securities Co., Inc had no outstanding legal proceedings other than normal proceedings associated with receivable foreclosures.

4. Certain amounts in the prior year's consolidated condensed financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

5. On December 15, 1994 the Company reached an agreement with Summit Securities, Inc. (Summit), whereby it will sell Metropolitan Investment Securities, Inc. (MIS) to Summit, effective January 31, 1995. Additionally, the Company is negotiating the sale of Old Standard Life Insurance Company (OSL) to Summit. Both MIS and OSL are wholly-owned subsidiaries of the Company.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Pending Transactions:

     On December 15, 1994, Metropolitan Mortgage & Securities Co., Inc. (Metro or the Company) and Summit Securities Inc. (Summit) entered into an understanding that on January 31, 1995, Metropolitan Investment Securities
(MIS) would be sold to Summit. The purchase price is currently estimated at $287,000, the approximate net book value of MIS. MIS is a limited-purpose broker dealer and the exclusive broker/dealer for the securities sold by Metro and Summit. It is not anticipated that this sale will materially affect the business of MIS. Also on December 15, 1994, Metro and Summit entered into an understanding that on January 31, 1995, Metro will discontinue its property development division, which consists of a group of employees experienced in real estate development. On the same date, Summit will commence the operation of a property development subsidiary employing those same individuals who had previously been employed by Metro. Summit Property Development Corporation is negotiating an agreement with Metro to provide property development services to Metro.

     Metro is also currently negotiating the sale of Old Standard Life Insurance Company (OSL) to Summit. OSL is engaged in the business of acquiring receivables using funds derived from the sale of annuities, and funds derived from receivable cash flows. It is currently anticipated that this sale will occur during the first quarter of calendar 1995. The purchase price is currently estimated at $2.6 million, the approximate net book value of OSL, with future contingency payments based on the earnings of OSL. The final purchase price will be established based upon an actuarial valuation of OSL. The source of funds will be cash or cash equivalents transferred to Metro from Summit in exchange for all the common stock of OSL.

Financial Condition and Liquidity:

     As of December 31, 1994, the Company had cash or cash equivalents of $5.3 million and liquid investments (trading or available-for-sale securities) of $80.6 million compared to $29.3 million in cash and cash equivalents and $89.1 million in liquid investments at September 30, 1994. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. During the three month period ended December 31, 1994 the decrease in cash, cash equivalents and investments was offset by a corresponding increase in net real estate assets.

     The real estate receivable portfolio totaled $585.4 million at December 31, 1994 compared to $567.3 million at September 30, 1994. During the three months ended December 31, 1994, the increase resulted from the acquisition of real estate receivables of $38.9 million plus an additional $8.7 million of loans to facilitate the sale of real estate being partially offset by principal collections on receivables of $26.8 million along with reductions due to foreclosed receivables of approximately $2.3 million. Life insurance and annuity policy reserves increased $14.5 million during the three month period ended December 31, 1994 to approximately $759.1 from $744.6 million at September 30, 1994. This increase resulted from credited earnings of $10.1 million along with $4.4 of new cash flow as receipts from sales of new life and annuity products of $30.5 million exceeded withdrawals of $26.1 million from existing policies. Net debenture bonds outstanding increased by $3.0 million during the three month period ended December 31, 1994. Net cash flow from the issuance of debentures less maturities was $2.5 million with the remaining increase the result of earnings credited. Additionally, the Company had net cash flow of approximately $1.5 million from the sale of preferred stock. During the three month period ended December 31, 1994 , the Company reduced short term borrowings by $30.0 million to an approximate outstanding amount of $30.7 at December 31, 1994.

     Total assets decreased $11.6 million to $1,051.7 million at December 31, 1994 from $1,063.3 million at September 30, 1994. There were no significant changes in asset classifications during the three months ended December 31, 1994, with the exception of the shifting of cash, cash equivalents and liquid investments into new real estate receivable investments and the use of cash and liquid investments to pay down short term borrowings.

     At December 31, 1994, the Company had net unrealized losses on securities available-for-sale in the amount of $3.5 million as compared to net unrealized losses of $2.8 million at September 30, 1994. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.


Results of Operations:

     The Company recorded net income before preferred dividends for the three months ended December 31, 1994 of $523,385 compared to $320,163 for the prior year's period. Comparing the current year's three month period with the prior year's, the earnings increase is primarily attributable to an improvement in the spread between interest sensitive income and interest sensitive expense by approximately $168,000 and a reduction of earnings of consolidated earnings allocated to minority stockholders of approximately $68,000. The statements of income for the periods showed the following variances, which in the aggregate resulted in a small total variance in net income: (1) a reduction of $42,000 in fees, commissions, service and other income plus an additional $776,000 reduction in net gains from the sale of real estate, investments and receivables which was offset by a similar reduction in the provision for loss on real estate assets of $915,000; (2) an increase of $1,007,000 in commissions to agents, primarily from the sale of insurance products, plus an increase of $227,000 in salary and benefits being offset by a decrease of $1,134,000 in other operating expenses; and
(3) an increase of $1,029,000 in capitalized deferred acquisition costs, primarily associated with the increased sale of insurance products during the period, which was offset by an increase of $1,002,000 in the amortization of previously capitalized acquisition costs.

     For the three months ended December 31, 1994, the Company reported a positive spread on its interest sensitive assets and liabilities of $7.0 million as compared to $6.8 million in the prior year's period. The total interest spread has remained relatively flat in the current rising interest rate environment as the Company has successfully increased asset yields to offset increased liability costs.

     The Company realized net losses of $107,000 on sales of $9.3 million of real estate in the current period compared to net gains of $179,000 on sales of $7.4 million in the prior year. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities. Additionally the Company realized net losses from the sale of investments and receivables of $166,000 compared to net gains of $325,000 in the prior year, again management making the decision to take a loss on certain investments in order to take advantage of reinvesting in higher yielding investment opportunities.

     In conjunction with the rising interest rate environment, even though it has attempted to be competitive in the insurance market, the Company has been faced with higher than anticipated withdrawals of life and annuity products. As a result of these excessive withdrawals along with a narrowing of the increase in interest spreads, the Company has been forced to increase the amortization of insurance related acquisition costs. In the current year's period the amortization expense was $2.6 million compared to $1.6 million in the prior year's period.

New Accounting Rules:

     In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. Additionally, in October 1994, Statement of Financial Accounting Standards No. 118 (SFAS No. 118) "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (an amendment to SFAS No. 114) was issued. SFAS No. 114 (as amended by SFAS No. 118) requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company adopted this new standard on October 1, 1995. The adoption of SFAS No. 114 and SFAS No. 118 had no material effect on the consolidated financial statements.

                        PART II - OTHER INFORMATION



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                   (Registrant)


                          /s/ C. PAUL SANDIFUR, JR.

Date  2/21/95
     ---------------    -------------------------------------------------
                          C. Paul Sandifur, Jr., President


                          /s/ ERNEST JURDANA

Date  2/21/95
     ---------------    -------------------------------------------------
                            Ernest Jurdana, Chief Financial
                            Officer


                          /s/ STEVEN CROOKS

Date  2/21/95
     ---------------    -------------------------------------------------
                            Steven Crooks, Controller
                            (Principal Accounting Officer)