Form 10-Q/A
period 1994-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1995-05-09
CIK 65384

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             AMENDED FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

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