Form 10-Q
period 1995-03-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1995-05-15
CIK 65384

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     130 SHARES - Common "A" at April 30, 1995
       0 SHARES - Common "B" at April 30, 1995

                METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                                   INDEX


Part I - Financial Information:                         Page No.

   Consolidated Condensed Balance Sheets --
     March 31, 1995  (Unaudited) and
     September 30, 1994

   Consolidated Condensed Statements of Income
     Three and Six Months Ended March 31, 1995 and 1994 (Unaudited)

   Consolidated Condensed Statements of Cash Flows
     Six Months Ended March 31, 1995 and 1994
     (Unaudited)

   Notes to Consolidated Condensed Financial Statements

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

Part II - Other Information

                       Part I - Financial Information


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                             March 31,     September 30,
                                                1995            1994
                                             (Unaudited)
ASSETS
  Cash and Cash Equivalents              $   9,861,833    $ 29,275,716
  Investments:
    Trading Securities, at market            2,041,562
    Available-for-Sale Securities,
     at market                              56,115,450      89,070,866
    Held-to-Maturity Securities,
     at amortized cost (market value
     $186,674,410 and $184,740,248)        199,646,631     200,179,999
  Accrued Interest on Investments            2,974,603       3,311,822
                                        --------------    ------------
      Total Cash and Investments           270,640,079     321,838,403
                                        --------------    ------------
  Real Estate Contracts and Mortgage
    Notes                                  617,066,705     567,256,298
  Real Estate for Sale and
    Development - Including
    Foreclosed Real Estate                  80,568,745      76,765,465
                                        --------------    ------------
    Total Real Estate Assets               697,635,450     644,021,763
    Less Allowance for Losses               (8,867,377)     (9,108,383)
                                        --------------    ------------
      Net Real Estate Assets               688,768,073     634,913,380
                                        --------------    ------------
  Deferred Acquisition Costs                76,150,415      74,107,517

  Land, Building and Equipment - net
    of accumulated depreciation              8,118,374       9,586,595

  Other Assets, net of allowance            24,472,075      22,844,008
                                        --------------  --------------
    TOTAL ASSETS                        $1,068,149,016  $1,063,289,903
                                        ==============  ==============


The accompanying notes are an integral part of the consolidated financial statements.

       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 March 31,   September 30,
                                                    1995          1994
                                                (Unaudited)

LIABILITIES
 Life Insurance and Annuity Reserves       $  780,779,239   $  744,644,625
 Debenture Bonds                              204,175,084      199,376,783
 Other Debt Payable                            13,716,653       62,123,139
 Securities Sold, Not Yet Purchased             6,191,921
 Accounts Payable and Accrued
   Expenses                                    15,671,818       12,756,072
 Deferred Income Taxes Payable                 10,888,364       10,304,980
 Minority Interest in Consolidated
   Subsidiaries                                 1,465,901        1,458,980
                                           --------------   --------------
   TOTAL LIABILITIES                        1,032,888,980    1,030,664,579
                                           --------------   --------------
STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D,
   E Cumulative with Variable Rate,
   $10 Par Value, Authorized 8,325,000
   Issued 2,177,443 Shares and
   2,143,691 Shares (Liquidation
   Preference $46,709,754 and
   $43,331,750, respectively)                  21,774,432       21,436,910
 Class A Common Stock - Voting,
   $2,250 Par Value, Authorized
   222 Shares, Issued 130 Shares,
   respectively                                   293,417          292,121
 Class B Common Stock - Non Voting,
   $2,250 Par Value, Authorized 222 Shares,
   Issued 0 and 2 Shares, respectively                               4,500
 Additional Paid-In Capital                    13,832,345       10,981,492
 Retained Earnings                              1,175,125        2,745,678
 Net Unrealized Gains (Losses) on
    Investments                                (1,815,283)      (2,835,377)
                                           --------------   --------------
    TOTAL STOCKHOLDERS' EQUITY                 35,260,036       32,625,324
                                           --------------   --------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY               $1,068,149,016   $1,063,289,903
                                           ==============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                    METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                             (UNAUDITED)

                                          Three Months Ended          Six Months Ended
                                              March 31,                   March 31,
                                         1995            1994      1995              1994
REVENUES:
 Insurance Premiums Earned          $   750,000     $   625,000  $ 1,500,000    $ 1,250,000
 Interest and Earned Discounts       21,492,296      21,379,596   43,226,148     43,299,522
 Real Estate Sales                    9,623,525       8,282,717   18,962,314     15,730,007
  Fees, Commissions, Service
  and Other Income                      556,869       1,349,715    1,532,499      2,367,628
 Realized Investment Gains (Losses)    (154,882)        238,335     (320,480)       508,988
 Realized Gains on Sales of
  Receivables                           468,013       1,115,157      468,013      1,169,657
                                     ----------      ----------   ----------     ----------
   TOTAL REVENUES                    32,735,821      32,990,520   65,368,494     64,325,802
                                     ----------      ----------   ----------     ----------
EXPENSES:
 Insurance Policy and Annuity
   Benefits                          11,343,906      10,216,954   22,222,312     20,839,598
 Interest Expense                     4,263,856       4,921,491    8,835,621      9,977,734
 Cost of Real Estate Sold             8,903,622       8,258,569   18,349,085     15,527,351
 Provision for Losses on Real
   Estate Assets                      1,362,737       1,620,677    2,063,133      3,235,929
 Salaries and Employee
   Benefits                           2,483,889       2,176,592    4,823,195      4,288,693
 Commissions to Agents                3,506,917       1,792,131    6,202,463      3,480,926
 Other Operating and
   Underwriting Expenses              1,515,771       1,901,926    2,924,683      4,444,236
 Less Increase in Deferred
   Acquisition Costs                 (1,402,207)        127,720   (1,592,140)       (35,788)
                                     ----------     -----------   ----------    -----------
   TOTAL EXPENSES                    31,978,491      31,016,060   63,828,352     61,758,679
                                     ----------      ----------   ----------     ----------
Income Before Income Taxes and
   Minority Interest                    757,330       1,974,460    1,540,142      2,567,123

Provision For Income Taxes             (260,080)       (689,760)    (525,548)      (900,714)
                                     ----------      ----------   ----------     ----------
Income Before Minority
   Interest                             497,250       1,284,700    1,014,594      1,666,409

Income of Consolidated
   Subsidiaries Allocated to
   Minority Stockholders                (12,962)        (67,262)      (6,921)      (128,808)
                                     ----------      ----------   ----------     ----------
NET INCOME                           $  484,288      $1,217,438   $1,007,673     $1,537,601
                                     ==========      ==========   ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Six Months Ended
                                                       March 31,
                                                1995             1994
                                                             RESTATED
Net Cash Provided By
  Operating Activities                      $ 26,298,999       $24,316,178
                                             -----------       -----------
Cash Flows From Investing Activities:
  Principal Payments on Real Estate
    Contracts and Mortgage Notes              48,344,932        56,283,431
  Proceeds From Real Estate Sales              1,426,247         2,230,375
  Proceeds From Investment Maturities          1,815,630         2,501,490
  Proceeds from Sale of Available
    for Sale Securities                       65,022,519        58,401,932
  Purchase of Available for Sale
    Securities                               (32,348,934)      (99,605,974)
  Purchase of Held to Maturity
   Investments                                  (534,786)       (4,226,917)
  Proceeds From Sale Real Estate Contracts    16,162,286        12,178,261
  Acquisition of Mortgage Notes              (99,913,862)      (59,595,011)
  Additions to Real Estate Held              (19,520,971)      (10,757,100)
  Capital Expenditures                          (503,109)         (335,818)
                                             -----------      ------------
Net Cash Used In Investing Activities        (20,050,048)      (42,925,331)
                                            ------------      ------------
Cash Flows From Financing Activities:
Net Change Short Term Borrowings from
  Brokers and Banks                          (48,306,875)       (1,000,000)
Receipts From Life and Annuity Products       68,316,400        36,026,798
Withdrawals on Life and Annuity Products     (52,582,614)      (60,212,931)
Repayment to Banks and Others                   (367,714)       (1,769,635)
Issuance of Debenture Bonds                   33,192,131        23,664,949
Issuance of Preferred Stock                    3,249,251           555,378
Repayment of Debenture Bonds                 (26,521,107)      (22,317,716)
Cash Dividends                                (2,578,226)       (1,659,705)
Redemption of Capital Stock                      (64,080)         (325,568)
                                             -----------       -----------
Net Cash Used In Financing Activities        (25,662,834)      (27,038,430)
                                             -----------       -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                           (19,413,883)      (45,647,583)
Cash and Cash Equivalents at Beginning
  of Period                                   29,275,716        72,903,375
                                             -----------       -----------
Cash and Cash Equivalents at End
  of Period                                  $ 9,861,833      $ 27,255,792
                                             ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                METROPOLITAN MORTGAGE & SECURITIES CO., INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, and the results of operations for the three and six months ended March 31, 1995 and 1994 and changes in cash flows for the six months ended March 31, 1995 and 1994. The results of operations for the six month period ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. The principal amount of receivables as to which payments were in arrears more than three months was $18,300,000 at March 31, 1995 and $19,000,000 at September 30, 1994.

3. Metropolitan Mortgage & Securities Co., Inc had no outstanding legal proceedings other than normal proceedings associated with receivable foreclosures.

4. Certain amounts in the prior year's consolidated condensed financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported. Additionally, the consolidated condensed statement of cash flows for the prior year's six month period has been restated to show short term borrowings from brokers and banks as a net change item as compared to the previous presentation showing gross borrowings and gross repayments. The change had no effect on the total net cash used in financing activities for the period.

5. On January 31, 1995 the Company concluded an agreement with Summit Securities, Inc. (Summit), whereby it sold Metropolitan Investment Securities, Inc. (MIS) to Summit, at a sale price of $288,950, which approximated the current book value of MIS at date of sale. Additionally, the Company is negotiating the sale of Old Standard Life Insurance Company (OSL) to Summit. MIS was and OSL is currently wholly-owned subsidiaries of the Company.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Completed Transactions:

     On January 31, 1995, Metropolitan Mortgage & Securities Co., Inc. (Metro of the Company) and Summit Securities, Inc. (Summit) completed a sale/purchase transaction whereby the 100% owned interest in Metropolitan Investment Securities, Inc. (MIS) was sold to Summit. The cash sale/purchase price was $288,950, the approximate net book value of MIS at closing. MIS is a limited-purpose broker dealer and the exclusive broker/dealer for the securities sold by Metro and Summit. It is anticipated that this sale will not materially affect the future business operations of MIS. Additionally, by agreement, effective January 31, 1995, Metro discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development subsidiary employing those same individuals who had previously been employed by Metro. Summit Property Development Corporation, a 100% owned subsidiary of Summit, has negotiated an agreement with Metro to provide future property development services.

Pending Transaction:

     Metro is currently negotiating the sale of Old Standard Life Insurance Company (OSL) to Summit. OSL is a wholly-owned subsidiary of the Company, engaged in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. It is anticipated that this sale will occur during the second quarter of calendar 1995. The sale price is currently estimated at $2.7 million, the approximate net book value of OSL, with future contingency payments based on the earnings of OSL. The source of funds will be cash or cash equivalents transferred to Metro from Summit in exchange for all the common stock of OSL.

Financial Condition and Liquidity:

     As of March 31, 1995, the Company had cash or cash equivalents of $9.9 million and liquid investments (trading or available-for-sale securities) of $58.2 million compared to $5.3 million in cash or cash equivalents and $80.6 million in liquid investments at December 31, 1994 and $29.3 million in cash or cash equivalents and $89.1 million in liquid investments at September 30, 1994. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet any planned asset additions, debt retirements or other business operational requirements during the next twelve months. During the six month period ended March 31, 1995 the $51.2 million decrease in cash, cash equivalents and investments was used primarily to fund the $53.9 million increase in the Company's portfolio of net real estate assets, consisting of real estate receivables and real estate held for sale and development.

     The real estate receivable portfolio totaled $617.1 million at March 31, 1995 compared to $585.4 million at December 31, 1994 and $567.3 million at September 30, 1994. During the six months ended March 31, 1995, the increase resulted from the acquisition of real estate receivables in the amount of $99.9 million plus an additional $17.5 million in loans to facilitate the sale of real estate being partially offset by principal collections on receivables in the amount of $48.3 million, $16.2 million in proceeds from the sale of real estate receivables along with a reduction of $3.6 million associated with foreclosed receivables. Real estate held for sale and development increased to $80.6 million at March 31, 1995 from $78.3 million at December 31, 1994 and $76.8 million at September 30, 1994. This increase was the result of additional construction at the Company's condominium timeshare resort in Hawaii along with the development of industrial and commercial property sites primarily in the Spokane and Tri Cities areas of Washington.

     Life insurance and annuity policy reserves increased $36.2 million during the six months ended March 31, 1995 to approximately $780.8 million from $744.6 million at September 30, 1994. This increase resulted from credited earnings of $20.5 million along with $15.7 million of new cash flow as receipts from sales of new life and annuity products of $68.3 million exceeded withdrawals of $52.6 million from existing policies. Net debenture bonds payable increased by $4.8 million to $204.2 million at March 31, 1995 from $199.4 million at September 30, 1994. Net cash flow from the issuance of debentures less maturities was $6.7 million with an additional reduction of $1.9 million associated with the withdrawal of previously credited earnings on the outstanding debentures. Additionally, the Company had net cash flow of approximately $3.2 million from the sale of preferred stock during the six month period ended March 31, 1995.
During the six month period ended March 31, 1995, the Company reduced short term borrowings by $48.3 million to an approximate outstanding amount of $12.4 million at March 31, 1995. In addition the Company had liabilities at March 31, 1995 of approximately $6.2 million from securities sold, but not yet purchased.

     Total assets increased $4.8 million to $1,068.1 million at March 31, 1995 from $1,063.3 million at September 30, 1994. There were no significant changes in asset classifications during the six months ended March 31, 1995, with the exception of the shifting of cash, cash equivalents and liquid investments into new real estate receivable investments and the use of new cash flow from operating activities, insurance product sales, debenture sales and preferred stock sales to pay down short-term borrowings.

     At March 31, 1995, the Company had net unrealized losses on securities available-for-sale in the amount of $1.8 million as compared to net unrealized losses of $3.5 million at December 31, 1994 and net unrealized losses of $2.8 million at September 30, 1994. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.


Results of Operations:

     The Company recorded net income before preferred dividends for the six months ended March 31, 1995 of $1,008,000 compared to $1,538,000 in the prior year's period. Comparing the current year's six month period with the prior year's, the earnings decrease is primarily attributable to increased amortization of insurance related acquisition costs, which were only partially offset by improvements in other areas.

     The general increase in the level of interest rates over the recent six months period has reduced the degree of interest spread earnings available to the Company and competing investment alternatives have become more attractive to customers thus increasing the level of policy surrenders. The degree of amortization of insurance and annuity related acquisition costs is a direct result of the projected rate of these customer surrenders and of the future spread earnings. The projected rate of surrenders and spread income is significantly influenced by the level of current surrenders and the available interest spread. These factors have acted in concert to increase the current year's amortization expense to $5.2 million as compared to $3.5 million in the prior year's period. Additionally, in the current year the Company has incurred other increased expenses especially commissions related to increased sales of life and annuity insurance products. These costs associated with the sales of insurance products have been capitalized as deferred insurance acquisition costs. In the current year's six month period capitalized acquisition costs were $6.8 million less amortization of $5.2 million, resulting in a net increase in acquisition cost of $1.6 million as compared to zero net change in the prior year as capitalized acquisition costs of $3.5 million were offset by $3.5 million in amortization.

     For the six months ended March 31, 1995, the Company reported a positive spread on its interest sensitive assets and liabilities of $13.7 million, the same amount earned in the prior year's period. The total interest spread has remained relatively flat in the current rising interest rate environment as the Company has successfully increased asset yields to offset increased liability costs.

     The Company realized net gains of $613,000 on sales of $19.0 million of real estate in the current period compared to net gains of $203,000 on sales of $15.7 million in the prior year. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities. These reductions in costs associated with real estate holdings have been the primary items supporting the reduction in other operating expenses by $1.5 million when comparing the current year's period with the prior.

     Based on trends beginning in fiscal 1994 and continuing during the six month period ended March 1995, the Company has recorded marked improvement in the delinquency rates for its real estate receivable portfolio. In conjunction with these improved delinquency rates and a stable to improving real estate market the Company has been able to moderate its additions to its allowances for losses on real estate assets. In the six months ended March 31, 1995 the Company made provisions to losses on real estate assets of $2.1 million compared to $3.2 million in the prior year, for an improvement of $1.1 million.

     During the six months ended March 31, 1995, the Company realized net losses from the sale of investments of $320,000 compared to net gains of $509,000 in the prior year. Management made the decision to take a loss on certain investments in order to take advantage of reinvesting in higher yielding investment opportunities. Additionally, in the current year the Company realized gains of $468,000 from the sale of real estate receivables compared to gain of $1,170,000 in the prior year. The Company continues to evaluate opportunities for the sale of selected assets.

     During the six months ended March 31, 1995, the Company sustained a reduction in fee, commission, service and other income of approximately $835,000. This reduction is primarily the result of reduced rents due to real estate properties being sold, losses generated from the start up of a restaurant in Hawaii and a non-reoccurring item in the prior year where the Company was able to negotiate a discounted payoff of a corporate liability. New Accounting Rules:

     In May 1993, Statement of Financial Accounting Standards No.114 (SFAS No.114) "Accounting by Creditors for Impairment of a Loan" was issued. Additionally, in October 1994, Statement of Financial Accounting Standards No.118 (SFAS No.118) "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (an amendment to SFAS No.114) was issued. SFAS No.114 (as amended by SFAS No.118) requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company adopted this new standard on October 1, 1995. This adoption of SFAS No.114 and SFAS No.118 had no material effect on the consolidated financial statements.

     In October 1994, Statement of Financial Accounting Standards No.119 (SFAS No.119) "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" was issued. SFAS No.119 requires certain disclosure regarding derivative instruments held by the Company effective for financial statements issued for their fiscal year ending September 30, 2995. This statement does not require application for interim financial statements before this date.

                        PART II - OTHER INFORMATION



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                   (Registrant)


                          /s/ C. PAUL SANDIFUR, JR.

Date    5/15/95
      --------------    -------------------------------------------------
                          C. Paul Sandifur, Jr., President


                          /s/ ERNEST JURDANA

Date    5/15/95
     ---------------    -------------------------------------------------
                            Ernest Jurdana, Chief Financial
                            Officer


                          /s/ STEVEN CROOKS

Date    5/15/95
     ---------------    -------------------------------------------------
                            Steven Crooks, Controller
                            (Principal Accounting Officer)