Form 10-Q
period 1995-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1995-08-21
CIK 65384

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
_____________________


Commission file number 2-63708

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     130 SHARES - Common "A" at July 31, 1995
       0 SHARES - Common "B" at July 31, 1995

	METROPOLITAN MORTGAGE & SECURITIES CO., INC.

	INDEX


Part I - Financial Information:                         Page No.

   Consolidated Condensed Balance Sheets --
     June 30, 1995  (Unaudited) and
     September 30, 1994

   Consolidated Condensed Statements of Income
     Three and Nine Months Ended June 30, 1995 and 1994 (Unaudited)

   Consolidated Condensed Statements of Cash Flows
 	Nine Months Ended June 30, 1995 and 1994
     (Unaudited)

   Notes to Consolidated Condensed Financial Statements

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

Part II - Other Information

                       Part I - Financial Information


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


	June 30,		September 30,
	   1995    			  1994
	(Unaudited)
<S
ASSETS
  Cash and Cash Equivalents	$ 11,418,509 	$ 29,275,716
  Investments:
    Trading Securities, at market	13,882,817
    Available-for-Sale Securities,
	at market 	31,966,613 	89,070,866
    Held-to-Maturity Securities,
     at amortized cost (market value
	$184,272,225 and $184,740,248) 	190,823,328 	200,179,999
  Accrued Interest on Investments	3,696,958 	3,311,822
			--------------	------------
      Total Cash and Investments	251,788,225 	321,838,403
			--------------	------------
  Real Estate Contracts and Mortgage
    Notes and Other Receivables	 614,245,472 	567,256,298
  Real Estate for Sale and
    Development - Including
    Foreclosed Real Estate  	84,704,198 	76,765,465
                        	 --------------	------------
    Total Receivables and Real
	Estate Assets	698,949,670 	644,021,763
    Less Allowance for Losses	(7,736,806)	(9,108,383)
                 	 --------------	------------
      Net Receivables and Real
	Estate Assets	691,212,864 	634,913,380
                         	      --------------	------------
  Deferred Acquisition Costs      	 74,421,515 	74,107,517

  Land, Building and Equipment - net
    of accumulated depreciation   	 8,165,837 	9,586,595

  Other Assets, net of allowance         	24,994,658 	22,844,008
                               	 --------------	--------------
    TOTAL ASSETS           	$1,050,583,099 	$1,063,289,903
                           	 ==============	==============


The accompanying notes are an integral part of the consolidated financial statements.

	METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS

			June 30,		September 30,
		     1995   		    1994
		(Unaudited)

LIABILITIES
 Life Insurance and Annuity Reserves	$  758,190,980 	$  744,644,625
 Debenture Bonds             	202,712,931 	199,376,783
 Other Debt Payable                	15,429,217 	62,123,139
 Securities Sold, Not Yet Purchased	11,180,208
 Accounts Payable and Accrued
   Expenses                         	13,849,957 	12,756,072
 Deferred Income Taxes Payable        	10,548,299 	10,304,980
 Minority Interest in Consolidated
   Subsidiaries                       	1,504,876 	1,458,980
                           	--------------	--------------
   TOTAL LIABILITIES           	1,013,416,468 	1,030,664,579
                           	    --------------	--------------
STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D,
   E Cumulative with Variable Rate,
   $10 Par Value, Authorized 8,325,000
   Issued 2,167,361 Shares and
   2,143,691 Shares (Liquidation
   Preference $47,145,006 and
   $43,331,750, respectively)	21,673,613 	21,436,910
 Class A Common Stock - Voting,
   $2,250 Par Value, Authorized
   222 Shares, Issued 130 Shares,
   respectively        	293,417 	292,121
 Class B Common Stock - Non Voting,
   $2,250 Par Value, Authorized 222 Shares,
   Issued 0 and 2 Shares, respectively 	 	4,500
 Additional Paid-In Capital        	14,354,854 	10,981,492
 Retained Earnings                    	1,756,836 	2,745,678
 Net Unrealized Gains (Losses) on
    Investments	(912,089)	(2,835,377)
                        	 --------------	--------------
    TOTAL STOCKHOLDERS' EQUITY    	37,166,631 	32,625,324
                                	 --------------	--------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY   	$1,050,583,099 	$1,063,289,903
                          	     ==============	=============

The accompanying notes are an integral part of the consolidated financial statements.

	METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
	CONSOLIDATED CONDENSED STATEMENTS OF INCOME
	(UNAUDITED)

			Three Months Ended	Nine Months Ended
			June 30, 	June 30,
			1995                 1994	1995                   1994
REVENUES:

 Insurance Premiums Earned	$    725,000	$   625,000   	$  2,225,000	$  1,875,000
 Interest and Earned Discounts	21,632,908	21,749,211	64,859,056	65,048,733
 Real Estate Sales           	10,102,055	11,318,122	29,064,369	27,048,129
  Fees, Commissions, Service
  and Other Income            	1,431,697	1,055,095	2,964,196	3,422,723
 Gain on Insurance Settlement	          	   203,691 	         	   203,691
 Realized Investment Gains (Losses)	307,515	432,046	(12,965)	941,034
 Realized Gains on Sales of
  Receivables                  	600,689		1,068,702	1,169,657
                           	----------	----------	----------	----------
   TOTAL REVENUES           	34,799,864	35,383,165	100,168,358	99,708,967
                           	----------	----------	----------	----------
EXPENSES:
 Insurance Policy and Annuity
   Benefits                	11,649,869	10,071,680	33,872,181	30,911,278
 Interest Expense	3,869,359	4,573,753	12,704,980	14,551,487
 Cost of Real Estate Sold  	9,578,780	10,788,410	27,927,865	26,315,761
 Provision for Losses on Real
   Estate Assets           	822,094	1,635,274	2,885,227	4,871,203
 Salaries and Employee
   Benefits                  	2,466,458	2,253,343	7,289,653	6,542,036
 Commissions to Agents     	3,668,471	2,397,980	9,870,934	5,878,906
 Other Operating and
   Underwriting Expenses     	1,308,502	1,860,397	4,233,185	6,304,633
 Less Increase in Deferred
   Acquisition Costs       	(854,895)	250,361	(2,447,035)	214,573
                           	----------	-----------	 ----------	 -----------
   TOTAL EXPENSES          	32,508,638	33,831,198	96,336,990	95,589,877
                           	----------	----------	----------	----------
Income Before Income Taxes and
   Minority Interest 	2,291,226	1,551,967	3,831,368	4,119,090

Provision For Income Taxes	(659,396)	(541,406)	(1,184,944)	(1,442,120)
                           	----------	----------	 ----------	----------
Income Before Minority
   Interest		1,631,830	1,010,561	2,646,424	2,676,970

Income of Consolidated
   Subsidiaries Allocated to
   Minority Stockholders	(41,257)	(70,346)	(48,178)	(199,154)
 			----------	----------	----------	  ----------
NET INCOME       	$ 1,590,573	$  940,215	$ 2,598,246	$ 2,477,816
			==========	==========	==========	==========

The accompanying notes are an integral part of the consolidated financial statements.



	METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

				Nine Months Ended
				June 30,
				1995             1994
					RESTATED
Net Cash Provided By
  Operating Activities	$  27,056,461	$  37,063,262
			-----------	----------
Cash Flows From Investing Activities:
  Sale of Subsidiaries, Net of Cash Given	(1,406,873)
  Principal Payments on Real Estate
    Contracts and Mortgage Notes      	68,639,822	88,697,732
  Proceeds From Real Estate Sales     	2,641,454	3,743,593
  Proceeds from Insurance Settlements		203,691
  Proceeds From Investment Maturities	2,098,271	8,121,293
  Proceeds from Sale of Held to
    Maturity Securities		28,185
  Proceeds from Sale of Available
    for Sale Securities	92,723,926	211,519,629
  Purchase of Available for Sale
    Securities	(34,387,059)	(279,790,902)
  Purchase of Held to Maturity
   Investments      	(1,423,700)	(5,259,207)
  Proceeds From Sale Real Estate Contracts	27,189,632	12,178,261
  Acquisition of Mortgage Notes     	(157,416,396)	(101,474,274)
  Additions to Real Estate Held 	(28,446,593)	(18,212,135)
  Capital Expenditures          	(735,003)	(96,845)
                                 	-----------	------------
Net Cash Used In Investing Activities	(30,522,519)	(80,340,979)
			------------	------------
Cash Flows From Financing Activities:
Net Change Short Term Borrowings from
  Brokers and Banks	(46,797,500)	19,651,250
Receipts From Life and Annuity Products 	113,843,087	62,671,844
Withdrawals on Life and Annuity Products	(87,056,993)	(94,558,805)
Repayment to Banks and Others           	(397,926)	(2,445,084)
Issuance of Debenture Bonds           	44,257,648	37,623,351
Issuance of Preferred Stock       	3,949,300	1,034,971
Repayment of Debenture Bonds      	(38,206,505)	(34,561,613)
Cash Dividends   	(3,587,088)	(2,565,003)
Redemption of Capital Stock	(395,172)	(663,488)
                                  	-----------	-----------
Net Cash Used In Financing Activities	(14,391,149)	(13,812,577)
                                 	-----------	-----------
Net Increase (Decrease) in Cash and
  Cash Equivalents        	(17,857,207)	(57,090,294)
Cash and Cash Equivalents at Beginning
  of Period                	29,275,716	72,903,375
                                    	-----------	-----------
Cash and Cash Equivalents at End
  of Period                	$ 11,418,509	$ 15,813,081
			===========	===========

The accompanying notes are an integral part of the consolidated financial statements.



	METROPOLITAN MORTGAGE & SECURITIES CO., INC.
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1.	In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, and the results of operations for the three and nine months ended June 30, 1995 and 1994 and changes in cash flows for the nine months ended June 30, 1995 and 1994. The results of operations for the nine month period ended
June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.	The principal amount of receivables as to which payments were in arrears more than three months was $17,600,000 at June 30, 1995 and $19,000,000 at September 30, 1994.

3.	Metropolitan Mortgage & Securities Co., Inc had no outstanding legal proceedings other than normal proceedings associated with receivable foreclosures.

4.	Certain amounts in the prior year's consolidated condensed financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported. Additionally, the consolidated condensed statement of cash flows for the prior year's month period has been restated to show short term borrowings from brokers and banks as a net change item as compared to the previous presentation showing gross borrowings and gross repayments. The change had no effect on the total net cash used in financing activities for the period.

5.	On January 31, 1995 the Company concluded an agreement with Summit
Securities, Inc. (Summit), whereby it sold Metropolitan Investment Securities, Inc. (MIS) to Summit, at a sale price of $288,950, which approximated the current book value of MIS at date of sale. On May 31, 1995 the Company concluded an agreement with Summit, whereby it sold Old Standard Life Insurance Company (OSL) to Summit effective May 31, 1995, at a sale price of $2,722,000, which approximated the current book value of OSL at date of sale, with future contingency payments based on the earnings of OSL. The sales price plus estimated future contingency payments approximates the actuarial appraised valuation of OSL.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS


Completed Transactions:

	On January 31, 1995, Metropolitan Mortgage & Securities Co., Inc. (Metro or the Company) and Summit Securities, Inc. (Summit) consummated a sale/purchase transaction whereby 100% of the common stock of Metropolitan Investment Securities, Inc. (MIS) was sold to Summit. The cash sale/purchase price was $288,950, the approximate net book value of MIS at closing. MIS is a limited-purpose broker dealer and the exclusive broker/dealer for the securities sold by Metro and Summit. It is anticipated that this sale will not materially affect the future business operations of MIS. Additionally, by agreement, effective January 31, 1995, Metro discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development subsidiary employing those same individuals who had previously been employed by Metro. Summit Property Development Corporation, a 100% owned subsidiary of Summit, has negotiated an agreement with Metro to provide future property development services.

	On May 31, 1995, Metro and Summit consummated a sale/purchase transaction whereby 100% of the common stock of Old Standard Life Insurance Company (OSL) was sold to Summit. The cash sale/purchase price was $2,722,000, the approximate net book value of OSL at closing, with future contingency payments based on the earnings of OSL. The sale/purchase price plus estimated future contingency payments approximates the actuarial appraised valuation of OSL.
OSL is engaged in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. The sale of OSL decreased total assets by approximately $46.2 million while total liabilities also decreased by approximately $46.2 million. Significant assets removed from the consolidated financial statement included cash and cash equivalents of $1.4 million, investments of $9.4 million, receivables of $32.1 million, real estate of $.5 million, deferred acquisition costs of $2.6 million and other assets of $.2 million. Significant liabilities removed included insurance annuity reserves of $44.5 million and accounts payable and other liabilities of $1.7 million.


Pending Transactions:

	During July 1995, the Company finalized a $1.35 million sale of real estate for cash, resulting in a gain from the sale of approximately $1.0 million. Additionally in July 1995, the Company completed negotiations and finalized the sale of approximately $19.3 million of receivables resulting in a gain of approximately $1.5 million.


Financial Condition and Liquidity:

	As of June 30, 1995, the Company had cash and cash equivalents of $11.4 million and liquid investments (trading or available-for-sale securities) of $45.8 million compared to $9.9 million in cash and cash equivalents and $58.2 million in liquid investments at March 31, 1995, $5.3 million in cash and cash equivalents and $80.6 million in liquid investments at December 31, 1994 and $29.3 million in cash and cash equivalents and $89.1 million in liquid investments at September 30, 1994. Management believes that cash, cash equivalents and liquidity provided by other investments is adequate to meet any planned asset additions, debt retirements or other business operational requirements during the next twelve months.

	The receivable portfolio totaled $614.2 million at June 30, 1995 compared to $617.1 million at March 31, 1995, $585.4 million at December 31, 1994 and $567.3 million at September 30, 1994. The June 30, 1995 total was affected by the $32.1 million of receivables which were removed upon the sale of OSL.
During the nine months ended June 30, 1995, the increase resulted primarily from the acquisition of receivables in the amount of $157.4 million plus an additional $26.4 million in loans to facilitate the sale of real estate, partially offset by principal collections on receivables in the amount of $68.6 million, $27.2 million in proceeds from the sale of receivables and a reduction of $8.9 million associated with foreclosed receivables.

	Real estate held for sale and development increased to $84.7 million at June 30, 1995 from $80.6 million at March 31, 1995, $78.3 million at December 31, 1994 and $76.8 million at September 30, 1994. The increase was primarily the result of additional construction at the Company's condominium timeshare resort in Hawaii along with the development of industrial and commercial property sites in the Spokane and Tri Cities areas of Washington.

	Life insurance and annuity policy reserves increased $13.6 million during the nine months ended June 30, 1995 to approximately $758.2 million from $744.6 million at September 30, 1994. This increase resulted from credited earnings of $31.3 million along with $26.7 million of new cash flow as receipts from sales of new life and annuity products of $113.8 million exceeded withdrawals of $87.1 million from existing policies. These increases were offset by approximately $44.5 million of reserves which were removed upon the sale of OSL. Debenture bonds payable increased by $3.3 million to $202.7 million at June 30, 1995 from $199.4 million at September 30, 1994. Net cash flow from the issuance of debenture less maturities was approximately $6.1 million with an additional reduction of $2.8 million associated with the withdrawal of previously credited earnings on the outstanding debentures. Additionally, the Company had cash flow, net of redemptions, of approximately $3.6 million from the sale of preferred stock during the nine months ended June 30, 1995. During the nine month period ended June 30, 1995, the Company reduced short term borrowings by approximately $46.8 million to an outstanding amount of $13.9 million. In addition, the Company had liabilities at June 30, 1995 of approximately $11.2 million from securities sold, but not yet purchased.


Results of Operations:

	The Company recorded net income before preferred dividends for the nine months ended June 30, 1995 of $2,598,000 compared to $2,478,000 in the prior year's period. Comparing the current year's nine month period with the prior year's, decreases from the reduction in the net interest spread, reduced gains on the sale of investments and increased deferred acquisition cost amortization were almost completely offset by a reduced provision for losses on receivables and real estate and a reduction in other operating expenses. Additionally. the Company incurred substantial increases in salary and commission costs, associated with the increased insurance product sales, which were capitalized as deferred acquisition costs.

	  The general increase in the level of interest rates over the recent nine month period has reduced the degree of interest spread earnings available to the Company and competing investment alternatives have become more attractive to customers thus increasing the level of policy surrenders. Management has controlled the outflow from policy surrenders by continuing to adjust the credited interest rates, however, these adjustments have had an effect on net interest spread as the current year's net interest spread of $20.5 million is down slightly from last year's total of $21.5 million. The degree of amortization of insurance and annuity related acquisition costs is a direct result of the projected rate of these customer surrenders and the future spread earnings. The projected rate of surrenders and spread income is significantly influenced by the level of current surrenders and the available interest spread. These factors have acted in concert to increase the current year's amortization of deferred acquisition costs to $8.0 million as compared to $6.1 million in the prior year's period. Additionally, in the current year the Company has incurred other increased expenses especially commissions related to increased sales of life and insurance products. These costs associated with the sales of insurance products have been capitalized as deferred insurance acquisition costs. In the current year's nine month period capitalized acquisition expenses were $10.4 million less amortization of $8.0 million, resulting in a net increase in acquisition cost of $2.4 million as compared to a $.2 million decrease in the prior year as capitalized acquisition costs of $5.9 million were offset by $6.1 million in amortization.

	During the nine months ended June 30, 1995, the Company realized net losses from the sale of investments of $13,000 compared to net gains of $941,000 in the prior year. Management made the decision to take losses on certain investments in order to take advantage of reinvesting in higher yielding investment opportunities. Additionally, in the current year the Company realized gains of $1.1 million from the sale of receivable investments compared to gains of $1.2 million in the prior year. The Company continues to evaluate opportunities for the sale of selected assets.

	Based on trends beginning in fiscal 1994 and continuing during the nine month period ended June 30, 1995, the Company has reported marked improvement in the delinquency rates for its receivable portfolio. In conjunction with these improved delinquency rates and a stable to improving real estate market the Company has been able to reduce additions to its allowance for losses. In the nine months ended June 30, 1995 the Company made provisions for losses of $2.9 million compared to $4.9 million in the prior year, for an improvement of $2.0 million.

	The Company realized net gains of $1.1 million on sales of $29.1 million of real estate in the current period compared to net gains of $.7 million on sales of $27.0 million in the prior year. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities. These reductions in costs associated with real estate holdings have been the primary items supporting the reduction in other operating expenses by $2.1 million when comparing the current year's period with the prior.

	During the nine months ended June 30, 1995, the Company sustained a reduction in fee, commission, service and other income of approximately $459,000. This reduction is primarily the result of reduced rents due to real estate properties being sold, losses generated from the start up of a restaurant in Hawaii and a non-reoccurring item in the prior year where the Company was able to negotiate a discounted payoff of a corporate liability.


New Accounting Rules:

	In May 1993, Statement of Financial Accounting Standards No.114 (SFAS No.114) "Accounting by Creditors for Impairment of a Loan" was issued. Additionally, in October 1994, Statement of Financial Accounting Standards No.118 (SFAS No.118) "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (an amendment to SFAS No.114) was issued. SFAS No.114 (as amended by SFAS No.118) requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company is required to adopt this new standard by October 1, 1995. This adoption of SFAS No.114 and SFAS No.118 is expected to have no material effect on the consolidated financial statements.

	In October 1994, Statement of Financial Accounting Standards No.119 (SFAS No.119) "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" was issued. SFAS No.119 requires certain disclosure regarding derivative instruments held by the Company effective for financial statements issued for their fiscal year ending September 30, 1995. This statement does not require application for interim financial statements before this date.

			PART II - OTHER INFORMATION



			SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			METROPOLITAN MORTGAGE & SECURITIES CO., INC.
			(Registrant)


		/s/ C. PAUL SANDIFUR, JR.

Date	---------------	-------------------------------------------------
		C. Paul Sandifur, Jr., President


		/s/ ERNEST JURDANA

Date	---------------	-------------------------------------------------
		Ernest Jurdana, Chief Financial
		Officer


		/s/ STEVEN CROOKS

Date	---------------	-------------------------------------------------
		Steven Crooks, Controller
		(Principal Accounting Officer)