Form 10-K
period 1995-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1996-01-16
CIK 65384

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1995.

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

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Series:

	C	441,794 shares	E-3	108,369	shares
	D	682,359 shares	E-4	62,993	shares
	E-1	748,578 shares	E-5	13,747	shares
	E-2	45,621 shares	E-6	59,250	shares

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

	Class A Common Stock: 130

Documents incorporated by reference:  None


PART I

ITEM 1.	BUSINESS:

INTRODUCTION
	This summary is qualified in its entirety by reference to, and should be read in conjunction with the detailed information and financial statements appearing elsewhere in this Prospectus. This offering involves certain considerations to prospective investors which are set forth in "DESCRIPTION OF SECURITIES" & "CERTAIN
INVESTMENT CONSIDERATIONS-RISK FACTORS".

THE METROPOLITAN CONSOLIDATED GROUP OF COMPANIES

	Metropolitan Mortgage & Securities Co., Inc. (Metropolitan) was established and incorporated in the State of Washington in January, 1953. Its principal executive offices are located at 929 West Sprague Avenue, Spokane, WA. Its mailing address is P.O. Box 2162, Spokane,
WA 99210-2162 and its telephone number is (509) 838-3111. Where reference herein is intended to include Metropolitan and its subsidiaries, they are jointly referred to as the "Consolidated
Group". Where reference herein is intended to refer to Metropolitan, (e.g. the parent company) it is referred to individually as "Metropolitan".

	The Consolidated Group is engaged, nationwide, in the business of acquiring, holding, selling and servicing receivables (hereinafter Receivables). These Receivables include real estate contracts, and promissory notes collateralized by first position liens on residential real estate. The Consolidated Group also invests in Receivables consisting of real estate contracts and promissory notes collateralized by second and lower position liens, structured settlements, annuities, lottery prizes, and other investments. In addition, the Consolidated Group also invests in U.S. Treasury obligations, corporate bonds and other securities and also, engages in real estate development. The Consolidated Group invests in Receivables using funds generated from Receivable cash flows and the sale of annuities, debentures and preferred stock, and securities portfolio earnings. Metropolitan provides Receivable acquisition, management and collection services, for a fee, to its insurance subsidiary, Western United Life Assurance Company (Western United).
Other subsidiaries provide support and ancillary services to the Receivable investment business. These services include the servicing and collection of the Receivables by Spokane Mortgage Co., which does business under the trade name MetWest Services. Metropolitan also provides Receivable acquisition, management and collection services, for a fee to Summit Securities, Inc. (Summit) and to Old Standard Life Insurance Company (Old Standard). See "BUSINESS-Management,
Receivable Acquisition and Collection Services" & "CERTAIN
TRANSACTIONS".

	Metropolitan's subsidiary, Metropolitan Mortgage Hawaii, owns a condominium resort and related real estate in Hawaii. The
Consolidated Group also owns various repossessed and other properties held for sale or development. See "BUSINESS-Real Estate Development."

	At September 30, 1995, the Consolidated Group had 344 full time employees. No personnel are represented by any labor organization and the Consolidated Group considers relations with its employees to be satisfactory.

	Metropolitan's principal office and its subsidiaries' principal offices, are located in commercial buildings in downtown Spokane, Washington on property owned by Metropolitan consisting of a full city block with an aggregate rentable area of approximately 50,000 square feet.

Definitions:

For ease of reading, the following is a compilation of several of the defined terms which appear regularly within this document. Also, See "Business".

Consolidated Group: This term refers to the combined businesses consisting of Metropolitan and all of its subsidiaries.

Debentures:	Where this term is capitalized, it refers to the
Installment and Investment Debentures being offered herein. Where not capitalized, it refers to debentures of Metropolitan generally.

MIS:	Metropolitan Investment Securities, Inc.

Metropolitan:	Metropolitan Mortgage & Securities Co., Inc., parent
company only.

Old Standard:	Old Standard Life Insurance Company.

Preferred Stock:	Where this term is capitalized, it refers to the
Series E-6 Preferred Stock being offered herein. Where it is not capitalized, it refers to preferred stock of Metropolitan generally.

Receivables:	Investments in cash flows, consisting of obligations
collateralized by real estate, structured settlements, annuities, lottery prizes and other investments.

Summit:	Summit Securities, Inc.

Western United: Western United Life Assurance Company.



ORGANIZATIONAL CHART
METROPOLITAN MORTGAGE & SECURITIES CO., INC.
(as of December 31, 1995)
____________________________________|______________________________
	|			|	|
	100%			|	96.5%
	Metropolitan			|	Consumers
	Mortgage			|	Group
	Hawaii, Inc.			|	Holding
				|	Co., Inc.
				|	|
				|	|
				|	100%
				|	Consumers Insurance
				|	Co., Inc.
				|	|
				|	75.5%
				   24.5% ->	Western United
					Life Assurance
					Company

Metropolitan Mortgage & Securities Co., Inc. - Parent organization, invests in Receivables and other investments, including real estate development, with proceeds from investments and securities offerings.
Consumers Group Holding Co., Inc. - A holding company, its sole business activity currently being that of a shareholder of Consumers Insurance Co., Inc.
Consumers Insurance Co., Inc. - Property and casualty insurer, its sole business activity currently being that of a shareholder of Western United Life Assurance Company.
Western United Life Assurance Company - Metropolitan's largest subsidiary and largest company within the Consolidated Group, is engaged in investing in Receivables and other investments principally funded by life insurance policy and annuity contract sales. Western United is domiciled in the State of Washington. Metropolitan Mortgage Hawaii, Inc. - Holds and develops Hawaii timeshare condominium known as Lawai Beach Resort and related properties.

                          Other Subsidiaries

National Systems, Inc. - Performs real estate closing services, owned 100% by Metropolitan .
Beacon Properties, Inc. - Real estate broker and property manager, owned 100% by Metropolitan.
Southshore Corporation - Lessee and operator of restaurant adjacent to Lawai Beach Resort in Hawaii. Owned 100% by Metropolitan .
Spokane Mortgage Co. d/b/a MetWest Services - Performs Receivable collection and servicing functions, owned 100% by Metropolitan.


BUSINESS OVERVIEW

	The Consolidated Group is a financial company which consists of a parent corporation, Metropolitan, and several subsidiaries including a life insurance company, and other related supporting entities and divisions. The Consolidated Group is engaged in the business of investing in Receivables and other assets through funds provided by annuity sales, Receivable investment proceeds, other investment income, debenture sales, preferred stock sales, and the sales of repossessed and development real estate. The Consolidated Group's goal is to achieve a positive spread between its return on its Receivable investments, its other investments and its cost of funds.

	The Receivables consist primarily of real estate contracts and promissory notes collateralized by liens on real estate. To a lesser extent, Metropolitan and its subsidiaries also acquire other types of Receivables, including but not limited to structured settlements, lottery prizes and annuities. All such Receivables are purchased at prices calculated to provide a desired yield. Often, in order to obtain the desired yield, the Receivables will be purchased at a discount from their face amount, or at a discount from their present value. See "BUSINESS-RECEIVABLE INVESTMENTS".

	In addition to investing for its own account, Metropolitan has entered into an agreement with its insurance subsidiary, Western United, to provide Receivable acquisition, collection and management services for a fee. See "BUSINESS-RECEIVABLE INVESTMENTS-Management, Receivable Acquisition and Collection Services". Metropolitan has also entered into a similar agreements to provide Receivable acquisition, collection and management services for a fee to Summit and Old Standard. See "BUSINESS-RECEIVABLE INVESTMENTS-Management, Receivable Acquisition and Collection Services" & "CERTAIN TRANSACTIONS".

	Western United, and to a lesser extent Metropolitan itself, also invest funds in securities which predominantly consist of high grade corporate bonds, U.S. Treasury, and government agency obligations and mortgage backed securities. Such investing serves both the Consolidated Group's liquidity needs and also certain regulatory requirements affecting the insurance subsidiary. See "LIFE INSURANCE AND ANNUITY OPERATIONS".

	The investments in Receivables, securities and other assets made by the Consolidated Group are financed primarily by sales of annuities through Metropolitan's insurance subsidiary, Western United, the cash flow from Receivables and securities investments, the sale of real estate, and Metropolitan's issuance of debentures and preferred stock.

	Metropolitan, also sells and develops real estate primarily as a result of repossessions of real estate arising from Receivable investments. In addition, Metropolitan, is the developer of a timeshare resort, Lawai Beach Resort, located on Kauai, Hawaii. See "REAL ESTATE DEVELOPMENT".

RECEIVABLE INVESTMENTS

Introduction

	Metropolitan has been investing in Receivables for its own account for over forty years. Metropolitan's Receivable acquisition network now stretches across the entire United States allowing Metropolitan and its subsidiaries to diversify their Receivable investments throughout the various regions of the United States. Metropolitan currently maintains fifteen Receivable acquisition branch offices in twelve states. The evaluation, underwriting, closing, collection and servicing of the Receivables is performed at Metropolitan's headquarters in Spokane, Washington. Receivable investments are primarily collateralized by residential real estate, but also include Receivables collateralized by other types of real estate, structured settlements, lottery prizes, annuities and other investments. At the time of acquisition, the face value of Receivables collateralized by real estate generally range in size from approximately $15,000 to $300,000. In 1995, the average Receivable balance at the time of acquisition by the Consolidated Group was approximately $45,000. See Note 2 to Consolidated Financial Statements.

Sources of Receivables

	Approximately 90% of the Receivables are acquired through independent brokers located throughout the country. These brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable. These independent brokers contact one of Metropolitan's branch offices to submit the Receivable for evaluation by Metropolitan. In order to maintain strong professional ties with these independent brokers, Metropolitan held its first annual Broker's Convention during the summer of 1994. In addition, various bonus commission and incentive programs and new streamlined Receivable submission procedures have been developed and continue to be developed. It is the opinion of management that its responsiveness to the independent Receivable brokers and sellers has been a key to Metropolitan's ability to attract and purchase quality Receivables at acceptable yields.

	Metropolitan is also approached directly by prospective Receivable sellers. These direct contacts are generally the result of a referral or a previous business contact. Metropolitan has also acquired portfolios of Receivables from banks, savings and loan organizations, the Resolution Trust Corporation and the Federal Deposit Insurance Corporation. To date, these portfolio, or institutional, purchases have consisted exclusively of Receivables collateralized by real estate.

	In order to enhance its position in the Receivables market, Metropolitan has developed a broker software program called BrokerNet. BrokerNet is a menu driven program which assists brokers in preparing and completing proposals to sell Receivables to Metropolitan. In addition, the program assists in analyzing the quality of the Receivable, and provides online quotes for the purchase price for the Receivable. It is planned that this software will be further developed to assist in preparing the legal documents needed to purchase a Receivable, assist in monitoring the closing of a Receivable purchase, and ultimately, transfer the Receivable data directly into Metropolitan's Receivable servicing and collection system. All of these efforts are intended to streamline the decision making process, make the closing time quicker, and continue to enhance Metropolitan's position in the Receivable purchasing industry. Although the initial response from the Receivable broker's appears positive, there can be no assurance that this software program will create a competitive advantage.

	Metropolitan's Receivable acquisition activities (total activities for itself and for others), grew from approximately $156.6 million and $142.5 million in 1993 and 1994, respectively, to $259.8 million in 1995. At the same time, Metropolitan's average closing time has improved to 23 days in 1995, in comparison to 24 days in 1994, and 27 days in 1993. Management considers closing time to be an important factor in a seller's decision to sell a Receivable to Metropolitan.

Yield and Discount Considerations

	Metropolitan negotiates Receivable purchases at prices calculated to provide a desired yield. Often this results in a purchase price less than the Receivable's unpaid balance, or less than its present value (assuming a fixed discount rate). The difference between the unpaid balance and the purchase price is the "discount." The amount of the discount will vary in any given transaction depending upon the purchasing company's yield requirements at the time of the purchase and the terms and nature of the Receivable. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor. See Also "BUSINESS-
RECEIVABLE INVESTMENTS-Underwriting"

	For Receivables of all types, the discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method over the remaining contractual term of the Receivable. For Receivables which were acquired after September 30, 1992, these net purchase discounts are amortized on an individual basis using the level yield method over the remaining life of the Receivable. For those Receivables acquired before October 1, 1992, these net purchase discounts were pooled by the fiscal year of purchase and by similar contract types, and amortized on a pool basis using the level yield method over the expected remaining life of the pool. For these Receivables, the amortization period, which is approximately 78 months, is based on an estimated constant prepayment rate of 10-12 percent per year on scheduled payments, which is consistent with the Consolidated Group's prior experience with similar loans and the Consolidated Group's expectations.



	YIELD CHART: REFER TO GRAPH APPENDIX ITEM 2










	Management establishes the yield requirements for Receivable investments by assuming that all payments on the Receivables will be paid as scheduled. During fiscal 1995, the Consolidated Group's initial yield requirement was generally between 10% - 14% for Receivables collateralized by real estate. However, to the extent that Receivables are purchased at a discount and payments are received earlier than anticipated, the discount is earned more quickly resulting in an increase in the yield. Conversely, to the extent that payments are received later than anticipated, the discount is earned less quickly resulting in a lower yield.

	A greater effective yield can also be achieved through negotiating amendments to the Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments in cases of delinquencies where the payor appears able to resolve the delinquency. As a result of these amendments, the cash flow may be maintained or accelerated, the latter of which increases the yield realized on a Receivable purchased at a discount.

Underwriting

	When Metropolitan is offered a Receivable, an initial study of the terms of the Receivable, including any associated documents, is performed by Metropolitan's underwriting and closing staff. If the Receivable appears acceptable, the purchase price for the Receivable is calculated based on yield requirements at that time. If the broker and/or seller accepts the proposed purchase price, a written agreement to purchase is executed, subject to Metropolitan's full underwriting requirements. Metropolitan also negotiates the purchases of "partial" interests in Receivables. Partial purchases are purchases of the right to receive a portion of the Receivable's balance where the seller's right to the unsold portion of the Receivable is subordinated to the interest of Metropolitan or the company for which Metropolitan negotiated the purchase. These "partials" generally result in a reduced level of investment risk to the purchaser than if the entire Receivable cash flow is purchased.

	The underwriting guidelines adopted by Metropolitan for Receivables collateralized by real estate include a requirement that the ratio of the investment in a Receivable compared to the appraised value of the property which collateralizes the Receivable may not exceed 75%-80% (depending upon company, collateral type and collateral quality) on Receivables collateralized by single family residences; and that the ratio of the investment to the property's appraised value may not exceed 70% of Receivables collateralized by other types of improved property; and 55% on unimproved land. Management believes these more stringent than conventional investment to collateral ratio requirements generally provide higher than conventional levels of collateral to protect the purchasing company's investment in the event of a default on a Receivable.

	For each Receivable collateralized by real estate, a current market value appraisal of the real estate providing security is obtained. These appraisals are obtained through licensed independent appraisers or through one of Metropolitan's licensed staff appraisers.
 These appraisals are generally based on drive-by and comparative sales analysis. Each independent appraisal is also subject to review by a staff appraiser. (For additional information regarding appraisals following foreclosure and repossession of properties, See "REAL ESTATE DEVELOPMENT").

	Additionally, every proposed investment in a Receivable collateralized by real estate is evaluated by Metropolitan's demography department utilizing computerized data which identifies local trends in property values, personal income, population and other social and economic indicators. Other underwriting functions related to Receivables collateralized by real estate may include obtaining and evaluating credit reports on the Receivable payors; evaluation of the potential for environmental risks; verifying payment histories and current payment status; and obtaining title reports to verify the record status of the Receivable and other matters of record.

	Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate, such as structured settlements, annuities and lottery prizes. The annuities often arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money payable over a period of time. In the case of such settlement annuity purchases, the underwriting guidelines of Metropolitan generally include a review of the settlement agreement. In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of the annuity policy, related documents, the credit rating of the payor (generally an insurance company), determination of the existence of any state insurance fund designed to protect annuity holders, and a review of other factors relevant to the risk of purchasing a particular annuity as deemed appropriate by management in each circumstance. In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize, and a review of the credit rating of the insurance company, or other entity, making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a determination of whether the prize is backed by the general credit of the state, and confirmation with the respective lottery commission of the prize winners right to sell the prize, and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, in order to sell a state lottery prize, the winner must obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

	Receivable investments which the Underwriting Committee identifies for legal review are referred to Metropolitan's in-house legal department which currently includes a staff of five attorneys. Receivables which exceed specified amounts are submitted to an additional special risk evaluation committee, and are subject to legal department review. The investment amount which gives rise to special risk evaluation is dependent upon the type and quality of collateral, ranging from $250,000 for conventionally financiable residential property to $100,000 for residential property which is not owner occupied. In addition, transactions involving investments of more than $500,000 are subject to approval by Metropolitan's Board of Directors.

	Upon completion of the underwriting process and the approval of the investment, appropriate closing and transfer documents are executed by the seller and/or broker, and the transaction is funded.

	Management believes that the underwriting functions that are employed in its Receivable investment activity are as thorough as reasonably possible considering the nature of this business. Metropolitan's acquisition of Receivables collateralized by real estate should be distinguished from the conventional mortgage lending business which involves substantial first-hand contact by lenders with each borrower and the ability to obtain an interior inspection appraisal prior to granting a loan.

Current Mix of Receivable Investment Holdings

	The Consolidated Group's investments in Receivables includes Receivables collateralized by first liens on single family residential property. Management believes that this concentration in residential real estate presents a lower credit risk than would a portfolio predominantly collateralized by commercial property or unimproved land, and that much of the risk in the portfolio is further dissipated by the large numbers of relatively small Receivables, the geographic dispersion of the collateral, and the collateral value to investment amount requirements.

	Management continually monitors the economic and demographic conditions throughout the country in an effort to avoid a concentration of its real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

	Metropolitan and its subsidiaries have resold portfolios of Receivables without recourse to others in the following respective carrying amounts: 1995:$68.5 million; 1994:$18.4 million; and 1993:
$4.4 million;, recognizing gains of $4.4 million, $2.0 million, and $.3 million, respectively. These Receivables were pooled together and resold to take advantage of unique pricing opportunities in the marketplace and to improve the overall yield on the Receivable portfolio.

	The following charts present information on the Consolidated Group's portfolio of outstanding Receivables as of September 30, 1995 regarding geographical distribution, type of real estate collateral and lien position:

	PIE CHARTS SHOWING BREAKDOWNS OF RECEIVABLES BY TYPE, SECURITY POSITION AND PIE CHART SHOWING BREAKDOWN OF THE CONSOLIDATED GROUPS'
	   ASSETS:
	REFER TO GRAPH APPENDIX ITEM 3



	GRAPH SHOWING MAP OF THE UNITED STATES AND DISTRIBUTION OF RECEIVABLE INVESTMENTS BY STATE: REFER TO GRAPH APPENDIX ITEM 4




	The following tables present certain statistical information about the Consolidated Group's Receivable investment activity during the three fiscal years ended September 30, 1995.

		Year Ended or at September 30
		-----------------------------
	1995	1994	1993
	-----------------------------
		(Dollars in thousands)
DISCOUNTED REAL ESTATE RECEIVABLES
PURCHASED DURING PERIOD
		Number.....................	4,130	2,906	3,410
		Average Face Amount........	$     45	$     52	$     50
					--------	--------	--------
		Face Amount................	$187,305	$150,709	$171,747
		Unrealized Discounts, Net of
			Acquisition Costs.......	(15


338)	(21,186)	( 18,461)
		Underlying Obligation



			Assumed (1).............	(527)	(191)	(667)
					--------	--------	--------
		Price Paid.................	$171,440	$129,332	$152,619
					========	========	========
DISCOUNTED REAL ESTATE RECEIVABLES
	OUTSTANDING AT END OF PERIOD
		Number.....................	13,436	13,994	14,592
					--------	--------	--------
		Face Amount................	$505,441	$502,314	$513,113
		Unrealized Discounts, Net
		of Unamortized Acquisition
		Costs...................	(37,354)	(46,989)	(45,297)
					--------	--------	--------
		Net Balance................	$468,087	$455,325	$467,816
					========	========	========
TOTAL REAL ESTATE RECEIVABLES
	OUTSTANDING AT END OF PERIOD (2)
		Number.....................	19,608	18,820	18,578
					--------	--------	--------


		Face Amount Discounted
			Receivables.............	$505,441	$502,314	$513,113
		Face Amount Non-Discounted
			Receivables.............	112,072	104,011	85,377
					--------	--------	--------
		Total Outstanding Receivables	617,513	606,325	598,490

		Unrealized Discounts, Net of
	  	Unamortized Acquisition Costs	(37,354)	(46,989)	(45,297)
		Accrued Interest Receivable	7,335	7,920	9,247
					--------	--------	--------
		Net Balance................	$587,494	$567,256	$562,440
					========	========	========
Average Net Balance per
	Receivable (Excluding
	Accrued Interest)	$29.6	$   29.7	$   29.8
Average Annual Yield on
	Discounted Receivables (3)	12.8%		13.6%		14.2%

(1)	Consisting of pre-existing first lien position contracts or mortgages which remain when the Consolidated Group invests in second lien position Receivables.

(2)	Approximately 18% of the portfolio at September 30, 1995, 17% of the portfolio at September 30, 1994, and 14% of the portfolio at September 30, 1993 represented financing for resales of repossessed properties and other non-discounted Receivables.

(3)	Yield on Receivables represent gross interest and earned discount revenues, net of amortized acquisition costs, prior to any overhead allocation and losses recorded following foreclosure. The reasons for changes in yield are (i) fluctuations in the rate of actual prepayments;
(ii) the changing mix of Receivable purchases between those originated from Metropolitan's network of offices and those purchased in bulk; (iii) the amortization of the existing portfolio; and (iv) the amount of discount on Receivables purchased.

	At September 30, 1995, the average contractual interest rate on Receivables collateralized by real estate (weighted by principal balances) was approximately 9.6%.

	Prior to December 31, 1995, the Consolidated Group commenced, on a limited basis, the direct investment in Receivables through the origination of loans collateralized by residential real estate.
Management is currently evaluating the possible expansion of this activity.

Delinquency Experience & Collection Procedures

	The principal amount of Receivables collateralized by real estate, held by the Consolidated Group (as a percentage of the total outstanding principal amount of Receivables) which was in arrears for more than ninety days at the end of the following fiscal years was:

	1995	---	2.8%
	1994	---	3.1%
	1993	---	4.3%

	The Receivables collateralized by real estate purchased by the Consolidated Group are typically not of the same quality as those that are originated for sale to agencies such as the Federal National Mortgage Association (Fannie Mae). Accordingly, higher delinquency rates are expected which Management believes are offset through a higher than standard property value requirement relative to the amount invested. As a result, management believes losses from resales of repossessed properties are generally lower than might otherwise be expected given the higher delinquency rates. In addition, the Consolidated Group is compensated for the higher risk associated with higher delinquencies with yields that are greater than typically available through more conventional real estate collateralized Receivables. During 1995, the average initial yield requirement on Receivables collateralized by real estate was generally between 10% and 14%.

	When a Receivable becomes delinquent, the payor is initially contacted by letter approximately seven days after the delinquency date. If the delinquency is not cured, the payor is contacted by telephone (generally on the 17th day following the payment due date). If the default is still not cured (generally within three to six days after the initial call), then additional collection activity, including further written correspondence and further telephone contact, is pursued. If these collection procedures are unsuccessful, then the account is referred to a committee who analyzes the basis for default, the economics of the situation and the potential for environmental risks. When appropriate, a Phase I environmental study is obtained prior to foreclosure. Based upon this analysis, the Receivable is considered for a workout arrangement, further collection activity, or foreclosure of any property providing collateral for the Receivable. Collection activity may also involve the initiation of legal proceedings against the payor of the Receivable payments. Such legal proceedings, when necessary are generally initiated within approximately ninety days after the initial default. If accounts are reinstated prior to completion of the legal action, then attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance, as a condition of reinstatement.

Allowance for Losses on Real Estate Assets

	The Consolidated Group establishes an allowance for expected losses on real estate assets (both Receivables and repossessed real estate). This allowance is based upon an appraisal or evaluation of the Consolidated Group's real estate holdings and each delinquent Receivable having a principal balance greater than $100,000. In addition, the Consolidated Group calculates an allowance for losses on delinquent Receivables having a principal balance below the $100,000 threshold based upon its historical loss experience. The Consolidated Group reviews the results of its resales of repossessed real estate, both before and after year end, to identify any market trends and to document the Group's historical experience on such sales. The Consolidated Group adjusts its allowance for losses requirement, as appropriate, based upon such observed trends in delinquencies and resales.

	The Consolidated Group's current appraisal policy requires annual appraisals on real estate and delinquent Receivables when their values exceed a threshold equal to 1/2% of total assets of the Consolidated Group or, in the case of the insurance subsidiary, 5% of statutory capital and surplus. Biannual appraisals are required for all other real estate holdings where an investment exceeds $50,000.

	The following table outlines the Consolidated Group's changes in the allowance for losses on real estate assets:

	1995	1994	1993
	------------	-------------	------------
Beginning Balance	$9,108,383	$10,598,491	$ 9,583,718
Provisions	4,174,644	5,533,193	6,596,933
Charge-Offs	(5,166,962)	(7,023,301)	(5,582,160)
	----------	----------	----------
Ending Balance	$8,116,065	$ 9,108,383	$10,598,491
	==========	==========	==========
Percentage of Ending
Balance of Allowances
to Outstanding
Real Estate Assets	1.2%	1.4%	1.7%
	====	====	====

Repossessions

	In the course of its Receivable investment activity, the Consolidated Group acquires various parcels of real estate as a result of foreclosures and/or voluntary repossessions. It is the Consolidated Group's general policy to attempt to resell such properties at the earliest possible time following its acquisition. Improvements are made to certain properties for the purposes of preservation or restoration to maximize the resale price. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on an appraisal by a licensed independent appraiser or one of Metropolitan's licensed staff appraisers either at the time the Receivable was purchased or at the time the property was repossessed in accordance with the Consolidated Group's appraisal policy. In addition, a new appraisal is obtained not less frequently than every two years on all real estate holdings previously valued at $50,000 or more. Internal valuation reviews on all repossessed properties are performed at least annually based on management's knowledge of market conditions and comparable property sales.

	Metropolitan manages and markets its repossessed properties, and provides such services to its subsidiaries and to Summit and Old Standard for a fee. See "BUSINESS-Management, Receivable Acquisition and Collection Services". The marketing status of all properties is reviewed at least monthly by a committee which includes both sales personnel and management.

	The following table presents specific information about the Consolidated Group's repossessed properties with carrying values of $100,000 or more which were held at September 30, 1995 and/or September 30, 1994. The carrying values of certain properties may reflect additional costs incurred, such as taxes and improvements, when such costs are estimated to be recoverable in the sale of the repossessed property.

	Carrying	Carrying	Market	Year of	Gross
Property Type/	Value	Value	Value	Fore-	Monthly
State Location	9/30/94	9/30/95	9/30/95	closure	Income
-----------------	------------	------------		------------	------		-----------
26.73 Commercial Acres	$215,668	$252,875		$252,875	1983 (1)
Farm & Ranch 1,927
  Acres, Washington	285,690	285,690		329,500	1988 (2)	$4,610
50,000 Sq Ft Commercial
  Building, Washington	850,000	850,000		897,000	1989 (3)
34 Acres, Washington	3,038,296	3,071,006		3,350,000	1991 (4)
1.35 Acre Commercial
  Land, Tennessee	228,517	Sold	A		1992
15 Condo Units,
  Arizona	607,050	Sold	B		1991
House, New Jersey	108,000	Sold	C		1993
House, California	126,000	95,400		106,000	1993
House, Washington	117,450	Sold	D		1994
Land, California	$225,360	$225,360		$250,400	1994
House, New Mexico	117,000	Sold	E		1994
K-5 Grade School,
  California	270,000	202,500		225,000	1994
House, Florida	117,000	Sold	F		1994
Condo, California	117,000	Sold	G		1994
House, California	123,300	Sold	H		1994
House, California	117,000	117,000		130,000	1994
Condo, New Jersey	121,500	Sold	I		1994
Duplex, New Jersey	117,000	103,500		115,000	1994
House, California	108,000	Sold	J		1994
House, California	134,100	103,500		115,000	1994
House, California	118,710	Sold	K		1994
Duplex, New Jersey	130,500	Sold	L		1994
Land, Arizona	126,000	Sold	M		1994
House, New Jersey	118,000	Sold	N		1994
House, California	128,500	Sold	O		1994
House, New Jersey	0	121,500		135,000	1995
House, Michigan	0	116,100		129,000	1995
House, New York	0	138,600		154,000	1995
House, New York	0	189,000		210,000	1995
House, California	0	162,000		180,000	1995
House, California	0	127,800		142,000	1995
House, Arizona	0	146,700		163,000	1995
Condo, California	0	256,500		285,000	1995
House, California	0	130,500		145,000	1995
House, Connecticut	0	187,200		208,000	1995
House, Washington	0	135,900		151,000	1995
House, New York	0	140,400		156,000	1995
			---------	---------		---------				--------
			$7,765,641	$7,159,031		$7,828,775				$4,610
			=========	=========		=========				========


The sales prices of the referenced properties were as follows:

	$140,000	A
	690,000	B
	120,000	C
	103,000	D
	108,000	E
	130,000	F
	124,000	G
	115,000	H
	120,000	I
	116,800	J
	135,000	K
	110,000	L
	89,000	M
	99,900	N
	105,000	O
	--------
	2,305,700
=========

	The following are descriptions of the marketing status of all properties listed above which were acquired by the Consolidated Group prior to fiscal 1992:

(1)		Located in Pasco, Washington,  the commercial property is in the area of a planned freeway interchange.


(2)		Located in Grant County, Washington.  A portion of the property is currently leased.  Approximately 940 acres of the property is in the federal government's Crop Reduction Program.

(3)		Commercial building in Spokane, Washington.  Sold in November,
1995 for $930,000.

(4)	See discussion regarding "Renton" in "Real Estate Development-Other
Development Properties".

	For further information regarding the Consolidated Group's activity in real estate acquisitions and sales, including properties held for development, See "REAL ESTATE DEVELOPMENT".

Management, Receivable Acquisition and Collection Services

		Metropolitan provides management, Receivable acquisition and Receivable collection services for a fee to its subsidiaries and to
Summit and Old Standard.  The Receivable acquisition fees are based upon a yield requirement established by the purchasing company.
Metropolitan collects as its fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates. In the case of Western United, beginning in 1994, the yield requirement established by Western United is guaranteed by Metropolitan, and an intercompany reserve is established to support the guarantee. Because of the guarantee, and the corresponding decrease in risk, Western
United's stated yield requirement is relatively lower than the other companies. The reserve established in 1995 on purchases of $176.5 million, including origination expenses, net of purchase discount was
$6.9 million.  Metropolitan remains liable to Western United for any
losses in excess of the reserve.   While this charge has the effect of
reducing the Receivable yield of the insurance subsidiary, there is a corresponding positive effect on Metropolitan. The fees are amortized into Metropolitan's income, over the same period and in the same amount as they are accrued as expenses by the insurance subsidiary. Underwriting fees charged to Summit and Old Standard are recognized as revenues when the related fees are charged to Summit and Old Standard.
 During 1995, Metropolitan charged Western United fees of $14.57 million, and charged Summit and Old Standard fees of $634,000 and $663,000 respectively. The service agreements with Western United has no effect upon the consolidated financial results of the Consolidated
Group.  The service agreement with companies outside the Consolidated
Group, including Summit and Old Standard provided gains on the sale of Receivables or provided fee income to Metropolitan. See "Certain Transactions"

REAL ESTATE DEVELOPMENT

Lawai Beach Resort

Description

		A wholly-owned subsidiary of Metropolitan, Metropolitan Mortgage Hawaii, Inc. (Met-Hawaii), is the owner and developer of Lawai Beach
Resort on the island of Kauai, Hawaii. Metropolitan also owns other condominium units adjoining the resort and another subsidiary, the Southshore Corporation, a restaurant operating company. For ease of discussion, Metropolitan will be referred to as the owner of these resort properties whether it owns the property directly or through its wholly-owned subsidiary.

		Lawai Beach Resort is located on 8.7 acres of deeded ocean-front property on the south shore of Kauai near the area known as Poipu
Beach. It consists of three four-story buildings containing a total of 170 residential condominium units. Related amenities include swimming pools, tennis courts, a 180 car parking garage, modern exercise facilities and a sewage treatment plant. Construction of the third building began October, 1993 and was completed during the fall of 1995. Construction costs were financed entirely with Metropolitan's internally generated funds and the property remains unencumbered by external debt. Metropolitan's total investment (carrying value) in Lawai Beach Resort as of September 30, 1995 was $25,215,000.

		Additional properties, all of which adjoin the Lawai Beach Resort, include 11 condominium units in the Prince Kuhio Condominiums with an aggregate carrying value of $1,117,000, a four-plex condominium timeshare building with 28 weekly intervals remaining and a carrying value of approximately $169,000; and a restaurant site with a carrying value (land and building) of approximately $3,833,000 as of September 30, 1995.

Effect of Hurricane Iniki

		On September 11, 1992, Hurricane Iniki caused substantial damage at Lawai Beach Resort. During 1993, approximately $9.3 million was received in final settlement of damage claims with the primary insurance carrier, with approximately $5.6 million received on behalf of Metropolitan and the remainder collected on behalf of the other timeshare owners. Metropolitan also collected policy limits of approximately $1.3 million from its primary business interruption insurance carrier. In 1994, Metropolitan's secondary insurance carrier for property content damage for its restaurant property made partial settlement with Metropolitan for approximately $204,000 with Metropolitan receiving a final settlement of $51,000 in 1995. The restaurant was rebuilt and reopened in August, 1994.

Marketing

		Approximately two months before the hurricane, Metropolitan engaged an affiliate of the Shell Group, Chicago, Illinois, Shell-
Lawai ("Shell"), to provide management services and sell timeshare units at Lawai Beach. In the two months before the hurricane, timeshare sales generated by Shell were approximately $800,000 per month, versus approximately $300,000 per month averaged while managed by Metropolitan before Shell was engaged. Shell continued to manage the property during the reconstruction phase and continued to sell timeshares on a limited basis throughout 1993 and on a regular basis during 1994 and 1995. In 1994, timeshare sales totaled approximately
$17.6 million for monthly average sales of approximately $1.5 million.
 In 1995, timeshare sales totaled approximately $23.1 million for monthly average sales of over $1.9 million. Although there can be no assurance that sales will continue at the present pace, if the present pace does continue, the remaining timeshares units would be completely sold by approximately the end of calendar 1997.

Additional Information

		Sales and revenue from timeshares decreased in 1993, due primarily to the effects of Hurricane Iniki. The tables below set forth additional historical information about the timeshare sales and revenue of Lawai Beach Resort. As noted in the table information, unit costs have increased as a result of additional reconstruction costs after the hurricane damage, and other expenses have increased due to the management agreement with Shell. It is Metropolitan's intention to sell the timeshares at favorable prices in order to convert the inventory into cash or other interest earning assets.

			FOR THE YEARS ENDED
			SEPTEMBER 30,
		----------------------------------------------
		1995	1994	1993
		-------------	-------------	-------------

TIMESHARE SALES
	Number of Sales	1,485	1,500	161
	Amount of Sales	$23,120,888	$17,642,544	$ 1,540,528
	Costs	(7,353,510)	(7,171,159)	(530,250)
	Expenses	(14,996,260)	(10,737,591)	(1,041,807)
		-----------	-----------	-----------
	Profit(Loss)	$771,118	$  (266,206)	$   (31,529)
		===========	===========	===========
WHOLE-UNIT CONDOMINIUM
SALES
	Number of Units	1	-	-
	Amount of Sales	$500,000	-	-
	Costs	(321,855)	-	-
	Expenses	(1,787)	-	-
		-----------	-----------	-----------
	Operating Profit	$176,358	-	-
		===========	===========	===========

Receivable Financing

		Most purchasers of timeshare weeks at Lawai Beach Resort finance a portion of the purchase price through Metropolitan, subject to approved credit. As of September 30, 1995, Metropolitan's outstanding
Lawai Beach Resort timeshare Receivables balance was approximately
$30.3 million. The loan delinquency rate (based on the principal balances of loans more than ninety days in arrears) on that date was approximately 3%.

Skier's Edge Resort

		Metropolitan, owns approximately 450 timeshare use periods at Skier's Edge, a timeshare condominium located near Breckenridge, Colorado, together with approximately twenty-six acres of undeveloped land adjoining the resort. The carrying value at September 30, 1995 was $1,337,000. The unsold total timeshare use periods in the project were approximately 1,200 at September 30, 1995. Unsold timeshares, while being held for sale, are included in a rental pool operated by the resort owner's association. Net rental revenue was $21,956 in 1995, $31,454 in 1994 and $21,759 in fiscal 1993. The market value of the property is estimated at $1,500,000 at September 30, 1995 based upon Metropolitan's review of the assessed valuation of the property for tax purposes and an analysis of prior timeshare sales.

Other Development Properties

		In addition to the resort properties described above, Metropolitan, is engaged in the development of various other properties. These development properties were generally acquired in the ordinary course of Metropolitan's business, generally through repossessions. Metropolitan occasionally acquires a property adjoining a parcel already owned in order to enhance the value of the original parcel. Other repossessed properties are often used as consideration for such acquisitions when management perceives a clear benefit to Metropolitan from doing so. The development or improvement of properties is undertaken for the purposes of enhancing values, to increase salability and to maximize profit potential. Significant development properties, all owned outright unless otherwise noted, held by Metropolitan as of September 30, 1995 are described below:

* The MeadowWood Properties
	Located just east of Spokane, Washington near Liberty Lake, this land was acquired by Metropolitan between 1989 and 1991 primarily utilizing repossessed properties held for sale as consideration. The property consists of a two phase residential development and a three phase business park. Meadowwood includes several developments in close proximity to each other, including residential, commercial, and industrial and business park developments. Several high-tech firms including Hewlett Packard and Olivetti North America are on properties adjacent to the business park.

	MeadowWood Business Park Phase I: This site consisted of 24.7 acres. Two lot sales closed in 1993 and two in 1994 for aggregate sales proceeds of $581,898 and $441,952, respectively. The sale of the remaining lot for $315,000 closed in October 1995. At September 30, 1995, the carrying value in the remaining lot had been $261,951. The remaining asset in this phase is Madsen Court, a 46,351 square foot commercial building constructed in 1994. The carrying value in the commercial building was $2,520,210 and the appraised value is $3,350,000 as of December 7, 1995. Itronix, a wholly-owned subsidiary of Telxon, leases approximately 26,500 square feet..Madsen Court is currently 68% leased and generated approximately $158,000 of rental income in 1995.

	MeadowWood Business Park Phase II: This phase of the business park includes 9.86 acres owned and 62.1 acres under option by Metropolitan at $10,500 per acre. A preliminary binding site plan for Meadowwood Business Park - Phase II has been approved by the County of Spokane. If approval of the the final binding site plan, as currently envisioned, is obtained it will provide for approximately twenty-five lots with sizes ranging from two to five acres. At September 30, 1995, Metropolitan's carrying value in the property was $2,983,470. Sales adjacent to the property subsequent to the September 15, 1994 appraisal of the property indicate an increase in value of 12.7% to $3,265,000.

	MeadowWood Residential: Both residential phases adjoin a public golf course. The Vistas, which was the site of the 1991 Spokane Home Show, consisted of 71 lots which were developed and sold for $2,492,500. Metropolitan holds an option to purchase an additional
37.66 acres at $10,500 per acre. This property, including the optioned parcels, will include approximately ninety-seven (97) lots. At September 30, 1995, Metropolitan's carrying value for the remaining residential property under a purchase option was $593,300.
Approximately 32.06 acres are currently under contract negotiation for a sale of the option at a sales price of $755,000.

* The Summit Property
	This property consists of approximately 72 acres in downtown Spokane adjacent to the central business district and is located along the north bank of the Spokane River. It contains several parcels which were purchased between 1982 and 1992. The property is zoned for mixed use from medium density residential to office and retail. A final Environmental Impact Statement on the proposed project was published in 1993. The master plan and Shoreline Substantial Development Use Permit were approved by the City of Spokane in 1995. There are several warehouse buildings located on the property, which are vacant and slated for demolition in 1996. At September 30, 1995, the carrying value of the property was $9,202,323. The site has been appraised at $14,217,000 as of February 20, 1995. This appraisal is based, in part, upon certain assumptions including the occurrence of substantial additional property development at substantial additional cost, and which if completed are estimated to increase the property's value to a completed value of approximately $43,474,000. This appraisal suggests a current approximate property value of $14,217,000, net of the development and financial assumptions contained in the appraisal. The appraisal of substantially unimproved land is subject to a number of assumptions. Actual results may differ substantially from such appraisals.

* Airway Business Centre
	This property is a 115.09 acre portion of an original tract of 440 acres which was purchased in 1979. It is located in the City of Airway Heights, Washington, approximately ten miles west of Spokane.
A 160 acre parcel was sold to the State of Washington in 1991 at a profit of $1.8 million. The property is zoned commercial/industrial and fronts a four-lane highway. Phase I of the business park has a binding site plan, recorded in 1993, for thirteen lots on 47 acres. Infrastructure improvements for the first phase were substantially complete in 1994. At September 30, 1995, the carrying value was $1,891,753. The site was appraised at $2,182,000 as of January 10, 1995.

* Airway Heights Residential
	This site is 33 acres located adjacent to Airway Business Centre in the City of Airway Heights. This property is zoned residential and has a carrying value at September 30, 1995 of $134,396. There is a four-year option in which the purchase price of the property escalates at 7% annually from a base price of $250,000. The option must be exercised in part by 1997 and in full by 1999.

* Spokane Valley Plaza
	The property is located at an Interstate 90 freeway interchange just east of Spokane and consists of 33 acres of commercially zoned land. County approval for a 348,000 square foot shopping center was received in 1991. A county roadway and sewer project has improved access to and enabled marketing of the property. The property was acquired in 1990 using repossessed property as consideration. There is a pending sale to a national retailer for a portion of the property at a price of $2,950,000. At September 30, 1995, the carrying value was $7,380,000. The appraised value is $7,580,000 .

* Broadmoor Park (Pasco)
	This property, acquired through repossession in 1988, consists of 368 acres of land, at a freeway interchange in Pasco, Washington. The property was zoned in 1994 for mixed residential and commercial use. Water and sewer have been extended to the property. Access to the property has been improved by construction of a new interior road.

	Broadmoor Factory Outlet Mall: The Broadmoor Factory Outlet Mall is 24.5 acres located on the north side of the freeway. Phase I, consisting of 107,000 square feet, of the mall has been constructed.
At December 31, 1995, the mall was over 65% leased. The carrying value of the property as of September 30, 1995 is $8,180,988. The appraised value is $13,325,000 as of December 15, 1995. Lease payments from the initial tenants commenced August, 1995. The mall generated approximately $24,000 of rental income in fiscal 1995.

	Broadmoor Park General: The remaining 344 acres is platted for development as a business park; hotels, motels, fast food restaurants, gas stations, a variety of stores; land for development of both single and multi-family residential housing; and civic uses. The carrying value as of September 30, 1995 is $2,530,895. The appraised value as of November 1, 1994 of $15,960,000 is net of the cost of proposed development plans. The appraised value of substantially unimproved land is subject to a number of assumptions. Actual results may differ substantially from such appraisals.

* Puyallup
	This property is approximately 20 acres of land zoned for commercial and multi-family development in Puyallup, Pierce County, Washington and is located adjacent to a major shopping area. Discussions with a local developer to sell the property are currently in process. The property was acquired upon settlement of a lawsuit in 1988. At September 30, 1995, the carrying value was $1,358,840. Its appraised value is $2,908,000 as of July 22, 1994 by an internal Metropolitan appraiser.

* Everett
	This property is a 97.42 acre parcel of industrial-zoned property located adjacent to Boeing's Paine Field plant at Everett, Washington.
 Part of the property was acquired by repossession in 1987. Adjoining parcels were purchased primarily using other repossessed property as consideration until the property was of an optimum development size taking into account the anticipated cost of utilities and other development costs. Studies of utility services, access requirements and environmental issues are ongoing as are discussions with several parties to sell and/or jointly develop the property. At September
30, 1995, the carrying value in the property was $4,802,240. The appraised value is $16,000,000 as of July 21, 1994 by an internal Metropolitan appraiser. The appraised value of unimproved land is subject to a number of assumptions. Actual results may differ substantially from such appraisals.

* Renton
	This property is approximately 35 acres and was acquired in 1987 through repossession. It is characterized by heavily vegetated terrain and is zoned residential. The City of Renton has annexed and rezoned the property increasing its density from just over 100 residential units to over 200 residential units. Discussions with a large house builder to jointly develop this property were initiated in December, 1995. At September 30, 1995, the carrying value in the property was $3,071,006. . The market value is estimated at $3,350,000 based on a 1994 external analysis.

		The aggregate carrying value of the "other development properties" as of September 30, 1995 is $44,911,372 and the aggregate adjusted estimated market value is $83,457,000 which is net of the cost of the projected improvements included in the valuations, and subject to the uncertainties related to appraisals of substantially unimproved land, as described further below. Metropolitan received aggregate rental income of approximately $182,000 during fiscal 1995 from two of the properties, with the remainder currently not generating income. Risks associated with holding these properties for development include possible adverse changes in zoning and land use regulations and local economic changes each of which could preclude development or resale. Because most of the properties are located in Eastern Washington, which is currently experiencing relatively stable economic conditions, a regional economic downturn could have a material negative impact on Metropolitan's ability to timely develop and sell a significant portion of them.

	The appraised value of substantially unimproved land is subject to a number of assumptions. Actual sales results may differ substantially from such appraisals. There can be no assurance that the sales prices as indicated by the appraisals will be realized.

		The following table presents additional information about the Consolidated Group's investments in and sales of real estate held for sale and development:

	Year Ended or at September 30,
		----------------------------------
REAL ESTATE HELD FOR 	1995	1994	1993
SALE AND DEVELOPMENT	---------	---------	--------
			(Dollars in Thousands)
	Investment Property Held For
		Sale and Development	$53,101	$37,729	$ 30,644
	Real Estate Acquired in
		Satisfaction of Debt and
		Foreclosures in Process	38,004	39,037	45,625
				--------	--------	--------
	Net Balance	$91,105	$76,766	$ 76,269
				========	========	========

SUMMARY OF CHANGES
	Balance at Beginning of Year	$76,766	$76,269	$ 73,556
	Additions and Improvements:
		Condominiums	26,276	19,563	8,923
		Repossessed & Development
			Real Estate	24,644	19,950	16,549
		Transfer from Fixed and Other
			Assets	1,599	259	53
		Depreciation	(1,731)	(778)	(272)
	Basis Transfer on Real Estate
		Sales Which Were Deferred Due
		to Insufficient Down Payment	---	---	---
	Basis Allocated to Involuntary
		Conversion Gains	---	---	(1,628)
	Cost of Real Estate Sold:
		Condominium Units	(22,674)	(17,909)	1,573)
		Real Estate	(13,775)	(20,588)	(19,339)
				-------	--------	--------
	Balance at End of Year	$91,105	$76,766	$ 76,269
				=======	========	========
GAIN (LOSS) ON SALE OF REAL ESTATE
	Condominiums:
		Sales	$23,621	$17,643	$  1,541
		Unit Costs	(7,676)	(7,171)	(530)
		Associated Selling Costs	(14,998)	(10,738)	(1,043)
				-------	--------	--------
	Condominium - Gain	947	(266)	(32)
				-------	--------	--------
	Real Estate:
		Sales	15,767	22,381	19,389
		Equity Basis	(13,775)	(20,588)	( 19,339)
				-------	--------	--------
	Real Estate - Gain (Loss)	1,992	1,793	50
				-------	--------	--------
	Fixed Assets:
		Sales	-	-	11
		Asset Basis	-	-	-
				-------	--------	--------
	Fixed Assets - Gain	-	-	11
				-------	--------	--------
	Total Gain on Sale of Real Estate	$2,939	$ 1,527	$    29
				=======	========	========

LIFE INSURANCE AND ANNUITY OPERATIONS

Introduction

		The Consolidated Group raises the majority of its funds through its insurance subsidiary, Western United. Western United was incorporated in Washington State in 1963. Since 1979, the assets of the Western United have grown from $600,000 to over $922 million and the number of policyholders and annuitants have increased from 200 to about 44,000. Based on its assets, Western United ranks sixth in size among the life insurance companies domiciled in the State of Washington.

		Western United markets its annuity and life insurance products through approximately 1,400 independent sales representatives under contract. These representatives may also sell life insurance and/or annuity products for other companies. Western United is licensed as an insurer in the states of Alaska, Arizona, Hawaii, Idaho, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Texas, Utah,
Washington, and Wyoming. During 1994, the most recent year for which statistical information is available, Western United's annuity market share was 4.4% (ranking it sixth in production) in the six states in which approximately 84% of its annuity business was produced:
Washington, Oregon, Idaho, Montana, North Dakota and Utah.

		Management intends to expand the operations of Western United into other states as opportunities arise, which may include the acquisition of other existing insurance companies.

		Metropolitan provides management, Receivable acquisition and Receivable collection services for a fee to Western United. See
"BUSINESS-RECEIVABLE INVESTMENTS-Management, Receivable Acquisition and Collection Services". During 1995, 1994, and 1993, Metropolitan charged Western United fees of approximately $14.6 million, $12.8 million, and $10.0 million, respectively. The 1995 and 1994 charge was before loss reserves of $6.95 million and $4.75 million, respectively, which were provided to Western United by Metropolitan as a guarantee against future losses.

		Western United may invest up to 65% of its statutory assets in real estate related Receivables. The balance of Western United's investments are principally invested in corporate and government securities, but may be invested into a variety of other areas as permitted by applicable insurance regulations. See "BUSINESS-
Securities Investments" and "BUSINESS-Regulation".

Annuities

	Western United has actively marketed single and flexible premium deferred annuities since 1980. During the past three years, over 97% of premiums for Western United were derived from annuity sales. Management believes that annuity balances have continued to grow due to market acceptance of the products (due largely to a competitive rate and a reputation for superior service), and changes in tax laws that removed the attractiveness of competing tax-advantaged products.

	Western United's annuities also qualify for use as either Individual Retirement Annuities, Simplified Employee Pensions, Qualified Corporate Pension Plans or Tax-Sheltered Annuities for teachers and certain other nonprofit organization's retirement plans.
 Under these qualified plans, the interest is tax deferred and the principal contributions, within limits specifically established by the Internal Revenue Service, are tax deductible during the accumulation period. These annuities are subject to income tax only upon actual receipt of proceeds, usually at retirement when an individual's tax rate is anticipated to be lower.

	Western United prices its new products and renewals on a basis that is consistent with the availability of asset products in which to invest its funds at desired yield spreads in consideration of market rates of interest and competitive pressures. Flexible and single premium annuities are offered with short, intermediate and traditional surrender fee periods. Other surrender fee structures are applicable to other annuity products.

	At September 30, 1995, deferred policy acquisition costs were approximately 9.1% of life and annuity reserves. Since surrender charges typically do not exceed 5%, increasing termination rates may have an adverse impact on the insurance subsidiary earnings, requiring faster amortization of these costs. Management believes that this potentially adverse impact is mitigated by higher annuity interest spreads, which are estimated to be about 250 basis points in future years. This spread analysis, net of management fees paid to Metropolitan, is shown in the following table, which applies to the results of Western United during the past three calendar years, based on insurance regulatory report filings:

	1994	1993	1992	Three Year
				Average
	--------	---------	---------	----------
Net Investment
Earnings Rate	8.49%	9.11%	9.82%	9.14%

Average Credited
Interest Rate	5.59%	6.38%	7.72%	6.56%

Spread	2.90%	2.73%	2.10%	2.58%

	During 1995, 1994, and 1993, amortization of deferred policy acquisition costs was $10.3 million, $7.0 million, and $4.2 million, respectively. All calculations have been reviewed by an independent actuary.

	Annuity lapse rates are calculated by dividing cash outflows related to benefits and payments by average annuity reserves. For the calendar years 1994, 1993, and 1992, lapse rates were 21.5%, 15.3%, and 12.0%, respectively. Based upon results for the nine months ended September 30, 1995, lapse rates were 20.9%. Lapse rates increased during 1995 and 1994 due to lower credited rates offered by Western
United.

Life Insurance

	Approximately 2.1% of Western United's statutory premiums are derived from the sale of interest sensitive whole life insurance and term life insurance policies. As of September 30, 1995, life insurance in force totaled $310,667,000, net of amounts ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience (i.e. the frequency of claims resulting from deaths of policyholders). Although Western United's mortality rates to date have been substantially lower than expected, higher credited interest rates and higher issuing expenses combined with low volume have resulted in lower profits than those experienced with its annuity products.

	The following table sets forth certain key financial information about Western United including information about Old Standard through May 31, 1995 when Old Standard was sold.

		Year Ended at September 30,
		---------------------------
	1995	1994	1993
	--------	--------	--------
		(Dollars in thousands)
Insurance In Force
	Individual Life	$373,573	$398,837	$423,583
	Less Ceded to other
		Companies	(62,906)	(69,311)	(77,970)
			--------	--------	--------
			$310,667	$326,526	$345,613
			========	========	========
Life Insurance Premiums	$  3,365	$  3,346	$  3,121
Less Ceded Premiums	(365)	(388)	(479)
			--------	--------	--------
			$3,000	$  2,958	$  2,642
			========	========	========
Net Investment Income	$64,970	$ 65,944	$ 66,132
			========	========	========
Benefits, Claim Losses and
	Settlement Expenses	$45,484	$ 41,919	$ 49,151
			========	========	========
Deferred Policy Acquisition
	Costs	$71,131	$ 71,075	$ 70,024
			========	========	========
Reserves for Future Policy
	Benefits, Losses,
	Claims and Loss Expenses	$781,716	$744,645	$744,632
			========	========	========
Total Assets	$922,556	$924,822	$859,267
			========	========	========
Capital and Surplus	$78,827	$ 77,142	$ 76,814
			========	========	========

Reinsurance

	Reinsurance is the practice whereby an insurance company enters into agreements (termed "treaties") with other insurance companies in order to assign some of its insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Most life insurers obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of mortality risk that a company is willing to retain is based primarily on considerations of the amount of insurance it has in force and upon its ability to sustain unusual mortality fluctuations.

	Western United reinsured $62,906,000 of life insurance risk at September 30, 1995 which equaled all risk in excess of $100,000 on each whole life policy and all risk in excess of $50,000 on each term life policy. Life insurance in force at that time was $373,573,000. Western United is a party to seventeen separate reinsurance treaties with seven reinsurance companies, the largest treaty (with Lincoln National Life Insurance Company) providing, at September 30, 1995, approximately $35,444,000 of reinsurance coverage. The majority of the remaining coverage is with Business Mens Assurance Company of America and Phoenix Home Life Mutual Insurance Company. Total reinsurance premiums paid by Western United during the fiscal year ended September 30, 1995 were $364,553.

Reserves

	Western United's reserves for both annuities and life insurance are actuarially determined and prescribed by its state of domicile and other states in which it does business through laws which are designed to protect annuity contract owners and policy owners. Western United utilizes the services of a consulting actuary to review the amount of these reserves for compliance with state law. These reserves are amounts which, at certain assumed rates, are calculated to be sufficient to meet Western United's future obligations under annuity contacts and life insurance policies currently in force. At September 30, 1995 such reserves amounted to $781,716,153. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policy holders, duration of policies and variations in policy terms. Since such reserves are based on actuarial assumptions, no representation is made that ultimate liability will not exceed these reserves.

Securities Investments

	At September 30, 1995, 1994 and 1993, 96.8, 99.3% and 99.1% of
the Consolidated Group's securities investments were held by Western
United .

	The following table outlines the nature and carrying value of securities investments held by Western United at September 30, 1995:

	Available	Held To	Total	Percent
	For Sale	Maturity
	Portfolio	Portfolio
	----------	----------	----------	--------
		(Dollars in Thousands)
Total Amount	$30,338	$182,489	$212,827	100.0%
			========	========	========	======
Invested in:
	Fixed Income	$30,338	$182,489	$212,827	100.0%
	Equities	0	0	0	0.0%
			--------	--------	--------	------
			$30,338	$182,489	$212,827	100.0%
			========	========	========	======
Fixed Income:
	Taxable	$30,338	$181,489	$211,827	99.5%
	Non-taxable	-	1,000	1,000	0.5%
			--------	--------	--------	------
			$30,338	$182,489	$212,827	100.0%
			========	========	========	======
Taxable:
	Government/
	Agency	$13,858	$ 64,739	$ 78,597	37.1%
	Corporate 	16,480	116,750	133,230	62.9%
			--------	--------	--------	------
			$30,338	$181,489	$211,827	100.0%
			========	========	========	=====
Corporate Bonds:
		AAA	$     -	$ 43,814	$ 43,814	32.9%
		AA	1,980	15,377	17,357	13.0%
		A	11,536	50,848	62,384	46.8%
		BBB	2,964	6,711	9,675	7.3%
		Below Investment Grade	-	-	-	-
			--------	--------	--------	------
			$16,480	$116,750	$133,230	100.0%
			========	========	========	======
Corporate:
	Mortgage-backed	$     -	$ 37,437	$ 37,437	28.1%
	Finance	8,599	41,288	49,887	37.4%
	Industrial	6,899	27,372	34,271	25.7%
	Utility	982	10,653	11,635	8.8%
			--------	--------	--------	------
			$16,480	$116,750	$133,230	100.0%
			========	========	========	======

	Investments of Western United are subject to the direction and control of an investment committee appointed by its Board of Directors. All such investments must comply with applicable state
insurance laws and regulations.  See "BUSINESS-REGULATION".   Such
investments are principally in investment grade corporate, government agency, or direct government obligations, in order to substantially limit the credit risk in the portfolio.

	Commencing in fiscal 1994, the Consolidated Group entered into trading activities as defined and limited by its policies and procedures. Results of the trading activities are reviewed by the Investment Committee on a weekly basis. Transactions can be monitored as incurred by accounting department personnel.

	Metropolitan is authorized by its Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Western United sells securities "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, or to take a trading position in an attempt to benefit from an anticipated movement in the financial markets. There were no open short sales transactions or financial futures instruments at September 30, 1995.

	During the twelve month period ended September 30, 1995, the consolidated group engaged in hedging activities to protect a portion of its held-to-maturity securities portfolio from a potential increase in interest rates. The portfolio being protected by the hedge position generally improved in value due to a decrease in interest rates while the position in financial futures contracts declined in value by approximately $1.6 million. This loss is being amortized using the interest method over the remaining life of the securities which were being covered by the financial futures position, a term of approximately eight years. There were no significant hedging transactions for the comparable periods in 1994 and 1993.

	The Consolidated Group purchases collateralized mortgage obligations (CMO's) for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages, i.e., improving in value with falling interest rates and declining in value with rising interest rates. The Consolidated Group has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities. At September 30, 1995, the Consolidated Group was not a party to any derivative financial instruments.

	At September 30, 1995, 1994, and 1993, amounts in the available for sale portfolio on a consolidated basis were $31.8 million, $89.1 million, and $104.0 million. The available for sale portfolio had net unrealized losses of approximately $423,000 at September 30, 1995, net unrealized losses of approximately $3,351,000 at September 30, 1994, and net unrealized gains of approximately $755,000 at September 30, 1993. In the held to maturity portfolio, net unrealized losses were approximately $6,010,000 at September 30, 1995, net unrealized losses were approximately $15,440,000 at September 30, 1994 with net unrealized gains of approximately $764,000 at September 30, 1993. See
Note 7 to Consolidated Financial Statements.


METHOD OF FINANCING

	The Consolidated Group finances its business operations and growth with the proceeds of the sale of life insurance and annuity products, the cash flows from Receivables, bond investments, the sales of real estate, and public offerings of securities. Metropolitan engages in a substantially continuous public offering of debt
securities (debentures) and preferred stock.   Western United  markets
life insurance policies and annuities. See "BUSINESS-LIFE INSURANCE AND ANNUITIES".

	The following table presents information about the debt securities issued by the Consolidated Group:

		As of September 30
	1995	1994	1993
	--------	--------	--------
		(Dollars in Thousands)
Principal Amount
	Outstanding	$176,815	$172,666	$197,944

Compound and Accrued
	Interest	24,497	26,711	31,880
		---------	--------	--------
TOTAL	$201,312	$199,377	$229,824
		=========	========	========
Weighted Average
	Interest Rate	8.24%	8.43%	9.01%
		=========	========	========
Range of Interest
	Rates	5% - 11%	5% - 11%	5% - 13%
		=========	========	========

	  The September 30, 1993 amount for total outstanding debt securities includes $21,959,000, which was issued by Summit, a former member of the Consolidated Group. Substantially all of the debt securities outstanding at September 30, 1995 will mature during the five-year period ending September 30, 2000. Management expects to fund net retirements of debentures maturing during that period with cash flow generated by Receivable investments, sales of real estate and issuances of securities. During the year ended September 30, 1995, 63% of Metropolitan's debentures were reinvested at maturity. Principal payments received from the Consolidated Group's Receivable portfolio and proceeds from sales of real estate and Receivables were as follows for the periods indicated:

	Fiscal 1995:	$197,069,000
	Fiscal 1994:	$134,010,000
	Fiscal 1993:	$105,332,000

	Proceeds of preferred stock issuances less redemptions were $4,250,000 in 1995, $1,773,000 in 1994, and $3,300,000 in 1993. The
liquidation preference of outstanding preferred stock at September 30, 1995 was $47,825,000. Preferred shareholders are entitled to monthly distributions at a variable rate based on U.S. Treasury obligations. The average monthly distribution rate during fiscal 1995 was 8.74%. Preferred stock distributions paid by Metropolitan were $4,038,000 in 1995, $3,423,000, in 1994, and $3,313,000 in 1993. See Note 10 to the
Consolidated Financial Statements.

	The following table summarizes Metropolitan's anticipated annual cash principal and interest obligations on debentures, other debt payable and anticipated annual cash dividend requirements on preferred stock for the indicated periods based on outstanding debt and securities at September 30, 1995, assuming no reinvestments of maturing debentures:

	Debenture	Other		Preferred
Fiscal Year Ending	Bonds	Debt		Stock
September 30,		Payable		Dividends	Total
------------------	----------	-----------		-----------	---------
			(In Thousands of Dollars)
	1996	$28,788	$24,429	$3,963	$57,180
	1997	54,706	285	3,963	58,954
	1998	59,499	393	3,963	63,855
	1999	50,480	200	3,963	54,643
	2000	46,786	169	3,963	50,918
		-------	-------	-------	--------
		$240,259	$25,476	$19,815	$285,550
		=======	=======	=======	========

		In addition to these contractual cash flow requirements, a certain amount of the insurance subsidiary's annuities may reprice annually which could cause termination of such annuities subject to a surrender charge. See "MANAGEMENT'S DISCUSSION AND ANALYSIS-Asset Liability Management". Management believes that cash flows will remain adequate during the next year to satisfy all obligations
Metropolitan owes to holders of its securities.

COMPETITION

		The Consolidated Group competes with various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. The largest single competitors are subsidiaries of much larger companies such as Associates Financial Services Company, Inc. a subsidiary of Ford Motor Company, while the largest number of competitors are a multitude of individual investors. The primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by the Consolidated Group includes Metropolitan's branch office system which allows it access to markets throughout the country; its ability to purchase long-term Receivables; its availability of funds; its reputation for reliability established by its long history in the business; and its in-house capabilities for processing and funding transactions. To the extent other competing Receivable investors may develop faster closing procedures or more flexible investment policies, they may experience a competitive advantage.

		Management is unaware of any competitors with acquisition networks and Receivables investment portfolios comparable to the Consolidated Group's and believes the Consolidated Group to be one of the largest investors in such Receivables in the United States.

Metropolitan's securities products face competition for investors from other securities issuers many of which are much larger, and from other types of financial institutions.

		The life insurance and annuity business is highly competitive. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Western United's management believes that it is in an advantageous position in this regard because of its earning capability through investments in Receivables compared to that of most other life insurance companies.
From June, 1986 until June, 1995, Western United had been assigned a
"B+ (Very Good)" rating by A. M. Best Co., a nationally recognized insurance company rating organization. During June, 1995 Western
United's Best rating was revised to B. Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature, quality, and liquidity of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of policyholders and insurance agents.

REGULATION

		The Consolidated Group is subject to laws of the State of Washington which regulate "debenture companies" inn part because it obtains capital for its activities through offerings of debt securities to residents of the State of Washington. These laws, known as the Debenture Company Act (the "Act"), are administered by the Securities Division of the State Department of Financial Institutions (the Department). Designed to protect the interests of investors, the Act limits the amount of debt securities Metropolitan may issue by requiring the maintenance of certain ratios of net worth to outstanding debt securities. The required ratio depends on the amount of debt securities outstanding, declining from 20% for amounts of $1,000,000 or less, to 10% for amounts between $1,000,000 and $100,000,000, and to 5% for amounts in excess of $100,000,000. At
September 30, 1995 Metropolitan's required net worth for this purpose was approximately $15,166,000 while its actual net worth
(stockholders' equity) was approximately $40,570,000. The Act requires that 50% of the required net worth amount be maintained in cash or other liquid assets. In addition, the Act limits equity investments by Metropolitan in a single project or subsidiary to the greater of net worth or 10% of assets; aggregate equity investments, with certain exceptions, to 20% of assets; loans to any single borrower to 2.5% of assets; and investments in unsecured loans to 20% of assets. Other provisions of the Act prohibit Metropolitan from issuing more than 50% of its debentures for terms of two years or less; prohibit transfer of control of Metropolitan without regulatory approval; prohibit common control of another debenture company, bank or trust company; and prohibit officers, directors and controlling shareholders from directly or indirectly borrowing funds of Metropolitan and from participating in certain other preferential transactions with it. Metropolitan is required to notify its debentureholders in writing fifteen to forty-five days in advance of the maturity dates of their investments and to provide all debentureholders with copies of its annual financial statements. The
Act also provides for periodic examinations of the accounts, books and records of debenture companies such as Metropolitan to ascertain compliance with the law. Finally, the Act and other applicable laws and regulations provide the Department with authority to take regulatory enforcement actions in the event of a violation of such laws and regulations.

		Throughout the offering which expires January 31, 1996, Metropolitan's aggregate principal amount of outstanding debentures, including accrued and compound interest, and its aggregate amount of preferred stock outstanding were limited to $251,300,000, by the terms of the securities sales permits issued by the State of Washington pending improvement in Metropolitan's ratio of earnings to its fixed charges and preferred stock dividends. For the purposes of this calculation, the earnings of subsidiaries are excluded unless actually paid to Metropolitan as dividends. These limitations limited Metropolitan's ability to sell additional debentures and preferred stock during the 12 month offering period ending January 31, 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

		Met-Hawaii is subject to certain federal and Hawaii state laws and regulations governing timeshare marketing procedures, licensing requirements and interest rates. Hawaii also requires the registration and periodic renewal of timeshare condominium projects prior to the commencement or continuation of sales in the state. The law also provides timeshare purchasers with a seven-day right of rescission following execution of an agreement to purchase.

		Western United and Metropolitan are subject to the Insurance Holding Company Act as administered by the Office of the State
Insurance Commissioner of the State of Washington. The act regulates transactions between insurance companies and their affiliates. It requires that Metropolitan provide notification to the Insurance
Commissioner of certain transactions between the insurance company and affiliates. In certain instances, the Commissioner's approval is required before a transaction with an affiliate can be consummated.

		Western United is subject to extensive regulation and supervision by the Office of the State Insurance Commissioner of the State of Washington as a Washington domiciled insurer, and to a lesser extent by all of the other states in which it operates. These regulations are directed toward supervision of such things as granting and revoking licenses to transact business on both the insurance company and agency levels, approving policy forms, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. Such regulation is intended to protect annuity contractholders and policy owners, rather than investors in an insurance company. Certain of these regulations may be subject to additional federal regulation, such as the Secondary Mortgage Market
Enhancement Act, which is designed to enhance the movement of funds in the national secondary mortgage market.

		All states in which Western United operates have laws requiring solvent life insurance companies to pay assessments to protect the interests of policyholders of insolvent life insurance companies.
Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurer engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. The economy and other factors have caused failures of substantially larger companies which have and will continue to result in substantially increased future assessments.

		The net amounts expensed by Western United, and the amount expensed prior to May 31, 1995 for Old Standard for guaranty fund assessments and charged to operations for the years ended September
30, 1995, 1994, and 1993 were $782,000 $192,000, and $4,142,000, respectively. These estimates were based on information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1988 through 1992. Management does not believe that the amount of future assessments associated with known insolvencies after 1992 will be material to its financial condition or results of operations. During the year ended September 30, 1994, the insurance subsidiaries (Western United and Old Standard) reduced their estimate of these losses by $588,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. During the year ended
September 30, 1995, Western United did not make an adjustment based on updated information. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies. The amount of guaranty fund assessment that was originally accrued in 1993 has been recorded net of a 7.75% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $1,132,000 at September 30, 1995.

		Dividend restrictions are imposed by regulatory authorities on Western United. The unrestricted statutory surplus of Western United totaled approximately $1,986,000 as of September 30, 1995, $5,499,000 as of September 30, 1994, and $7,178,000 as of September 30, 1993. The principal reason for this decrease during fiscal 1995 and 1994 was the payment of dividends to Metropolitan.

		For statutory purposes, Western United's capital and surplus and its ratio of capital and surplus to admitted assets were as follows for the dates indicated:

	As of		As of December 31,
	September 30, 1995 	1994	1993	1992
	-------------------	------	--------------	-------
	Capital and Surplus
	(Millions)	$43.3	$45.7	$43.0	$40.3
	Ratio of Capital and
	Surplus to Admitted
	Assets	5.1%	5.6%	5.7%	5.5%

		Although the State of Washington requires only $4,000,000 in capital and surplus to conduct insurance business, Western United has attempted to maintain a capital and surplus ratio of at least 5% which management considers adequate for regulatory and rating purposes.

		In 1993, Washington State enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. Western
United's capital and surplus levels exceed the calculated minimum requirements at September 30, 1995.



MANAGEMENT

	Directors, Executive Officers and Certain Employees
	(Information Current as of December 31, 1995)

	Name	Age	Position

C. Paul Sandifur, Jr. *	54	President, CEO and
			Chairman of the Board
Bruce J. Blohowiak *	42	Executive Vice President Corporate
			Counsel and Director
Ernest Jurdana	51	Vice President Principal Accounting
			Executive
Michael Kirk	44	Senior Vice President/Production
Jay Caferro	48	Senior Vice President/Underwriting
Steven Crooks 	49	Vice President and Controller
Susan Thomson	35	Vice President and Assistant
			Corporate Counsel
Doug Greybill	46	Vice President
Reuel Swanson *	57	Secretary and Director
Michael Barcelo	45	Treasurer
Irv Marcus 	71	Director
Charles H. Stolz	87	Director
________________________

Neil Fosseen	77	Honorary Director

* Member of Executive Committee

	Directors and officers are elected to one-year terms. The average age of the individuals listed above (excluding the honorary director) is 52.

	C. Paul Sandifur, Jr. became Executive Vice President in 1980, was elected President in 1981, succeeded his father as Chief Executive Officer in 1991 and became Chairman of the Board in 1995. He has been a Director since 1975. Mr. Sandifur was a real estate salesman with Diversified Properties in Kennewick, Washington during 1977 and 1978 and then with Century 21 Real Estate in Kennewick. In June 1979, he became an associate broker with Red Carpet Realty in Kennewick before rejoining Metropolitan in 1980. He is a director and officer of most of the subsidiary companies. He is the sole shareholder of National Summit Corp., which in turn is the sole shareholder of former subsidiaries of Metropolitan, Summit and Old Standard.

	Bruce J. Blohowiak joined Metropolitan's legal staff in 1979 and became its Corporate Counsel in 1986. In 1987 he became an Assistant Vice President and was appointed a Vice President in 1990. In 1995 he was named Executive Vice President and Chief Operating Officer. He is also a Vice President of Western United. A member of the Washington State bar, Mr. Blohowiak received his J. D. degree from Gonzaga University School of Law in 1979.

	Ernest Jurdana joined Metropolitan in June 1994 as its principal accounting officer, he was elected Asst. Vice President in 1994, and Vice President in 1995. From 1990 to June 1994 he was Senior Vice President and Chief Financial Officer for Continental Savings of America. Prior to that time, he was Senior Vice President for Financial Management with Washington Mutual Savings Bank where he served in various accounting and financial positions from 1966. He received a MBA designation from City University, and was licensed as a Certified Public Accountant in 1986.

	Michael Kirk joined Metropolitan as a Receivable Contract Buyer in 1982. He later became a member of the underwriting committee and is currently the Receivable Production Team Manager. He was elected Assistant Vice President in 1990, Vice President in 1992 and became Senior Vice President in 1995.

	Jay Caferro joined Metropolitan in 1990 as a member of its Underwriting Committee. He was promoted to Underwriting Manager, and to Senior Vice President during 1995. From 1986 to 1990 he was employed by Seattle First National Bank as Vice President of Commercial Real Estate Lending for Eastern Washington. Prior to 1986, he had worked 15 years in residential lending. He has an BA and MBA from Gonzaga University.

	Steven Crooks has been employed in Metropolitan's accounting department since 1972. He became Controller and Assistant Vice
President in 1990, and Vice President in 1994. Mr. Crooks has been a Washington licensed Certified Public Accountant since 1974.

	Susan Thomson joined Metropolitan's legal staff in 1989. In 1993 she was appointed Assistant Secretary for Metropolitan and in 1995 was appointed Vice President. Since 1992, she has been Vice President and Compliance Officer with Metropolitan Investment Securities, the underwriter for Metropolitan's securities offerings. She is a member of the Washington State Bar Association and received her J.D. from Gonzaga University School of Law in 1989.

	Doug Greybill joined Metropolitan in 1992. From 1990 to 1992 he was self employed as a Banking Consultant and Mortgage Trader. From 1983 to 1990 he was Chief Operating Officer for Willamette Savings and Loan. He was elected Assistant Vice President in 1994, and Vice
President in 1995.

	Reuel Swanson has worked for Metropolitan since 1960 and has been a Director since 1969. From 1972 to 1975, Mr. Swanson was
Metropolitan's Treasurer. In 1976, he became Secretary. He is also a director and officer of most of the subsidiary companies.

	Michael Barcelo joined Metropolitan in August of 1992, as Portfolio Manager and was promoted to Treasurer in October of 1993. Mr. Barcelo has over 12 years of experience in managing investment portfolios and treasury functions which he acquired at Pacific First Bank, Great Western Federal Savings Bank and Washington Mutual Savings Bank, all located in Washington State. Mr. Barcelo received a B.A. in Economics in 1974 and a C.F.A. (Chartered Financial Analyst) designation in 1992.

	Irv Marcus had been an officer of Metropolitan from 1974 until his retirement in 1995. At retirement he was Senior Vice President, a title which he had held since 1990, and during which time he supervised Metropolitan's Receivable investing operations. He had previously been a loan officer with Metropolitan and has over 25 years experience in the consumer finance business. He continues as a director following his retirement.

	Charles H. Stolz has been a Director of Metropolitan since 1953. Mr. Stolz was one of the founders of Metropolitan. He is a licensed public accountant and has been a realtor for over 25 years. He is a former Chairman of the Washington State Real Estate Commission and President of the Spokane Board of Realtors.

	Neil Fosseen was elected honorary director of Metropolitan in 1995. As an honorary director, he is not entitled to vote at board meetings. Mr. Fosseen was mayor of Spokane from 1960-1967. He has over 30 years experience in banking and finance.


INDEMNIFICATION

	Metropolitan's Articles of Incorporation provide for indemnification of Metropolitan's directors, officers and employees for expenses and other amounts reasonably required to be paid in connection with any civil or criminal proceedings brought against such persons by reason of their service of or position with Metropolitan unless it is adjudged in such proceedings that the person or persons are liable due to willful malfeasance, bad faith, gross negligence or reckless disregard of his duties in the conduct of his or her office.
 Such right of indemnification is not exclusive of any other rights that may be provided by contract or other agreement or provision of law. Such indemnification is not currently covered by insurance.

	As of the date of this Prospectus no contractual or other agreements providing for indemnification of officers, directors or employees were in existence other than as set forth above. Pursuant to Washington State law Metropolitan is required to indemnify any director for his reasonable expenses incurred in the successful defense of any proceeding in which such director was a party because he was a director of Metropolitan.

	Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to Metropolitan's officers, directors or controlling persons pursuant to the foregoing provisions, Metropolitan has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.


OWNERSHIP OF MANAGEMENT

	The following table sets forth certain information as to each class of equity securities of Metropolitan and its subsidiaries beneficially owned by Metropolitan officers and directors as of September 30, 1995.

				Number of
				Shares
				Beneficially
	Name	Title of Class	Owned 		% of Class

C. Paul Sandifur, Jr.	Metropolitan Preferred
929 West Sprague	Stock All Series	218	0.05%
Spokane, WA....	Metropolitan Class A
	Common Stock	11.5258	8.84%
	Consumers Group
	Common Stock	19	3.49%


C. Paul Sandifur, Jr.
Trustee.................	Metropolitan Class A
929 West Sprague	Common Stock	82.4667(1) 	63.24%
Spokane, WA

Summit Securities, Inc..	Metropolitan Preferred
929 West Sprague Avenue	Stock, All Series	247,622(2)	5.44%
Spokane, WA 99204	Metropolitan Class A
	Common Stock	9.2483(2)		7.09%

Irv Marcus..............	Metropolitan
929 West Sprague	Preferred Stock,
Spokane, WA	All Series	406	0.01%
	Metropolitan Class A
	Common Stock	1.0000	0.77%

Bruce J. Blohowiak......	Metropolitan Class A
929 West Sprague	Common Stock	2.0000	1.53%
Spokane, WA 99208

Charles H. Stolz........	Metropolitan Preferred
929 West Sprague	Stock, All Series	19,477		0.41%
Spokane, WA



			Number of
			Shares
			Beneficially
Name	Title of Class	Owned		% of Class


All officers and
directors as a
group ..	Metropolitan
	Preferred Stock, All Series	267,723	5.91%
	Metropolitan Class A	106.2408	81.47%
	Common Stock
	Consumers Group	19		3.49%

(1)	C. Paul Sandifur, Jr., is trustee of the C. Paul Sandifur and J. Evelyn
Sandifur irrevocable trust and has voting and investment control over these shares of stock. The trust beneficiaries are C. Paul Sandifur, Jr., Mary L. Sandifur and William F. Sandifur.

(2)	Summit Securities, Inc. is a wholly owned subsidiary of National Summit
Corp., a Delaware corporation, which is wholly owned by C. Paul Sandifur, Jr.



Executive Compensation

		The following table sets forth the aggregate compensation paid by Metropolitan during the periods specified to its Chief Executive
Officer and other highly compensated executives. All other officers and executives of Metropolitan received less than $100,000 in compensation during the year ended September 30, 1995. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash forms of remuneration except Metropolitan's 401(k) qualified retirement plan adopted as of January 1, 1992, which is available generally to all employees of Metropolitan. The 401(k) Plan provides for maximum annual contributions equal to 1.5% of each participant's salary.
Approximately $70,000 was paid by Metropolitan pursuant to the 401(k) plan during the year ended September 30, 1995. As of September 30, 1995 Metropolitan had no compensation plans or stock option plans in effect. No compensation is paid to the directors of Metropolitan for acting in such capacity.


SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------
---------(a)---------------------(b)----------------(c)---------------(d)
 Name and Principal             Year              Salary ($)      Bonus/
	Position											Commissions
------------------------------------------------------------------------

	C. Paul Sandifur, Jr.	1995	$128,869		$1,004
	Chief Executive Officer	1994	$107,063
		1993	$97,563

	Michael Kirk
	Vice President	1995	$65,813	$38,050

	Ernest Jurdana
	Vice President	1995	$100,000



PRINCIPAL SHAREHOLDERS

		The following table sets forth information with respect to the beneficial owners of more than five percent of Metropolitan's voting stock as of September 30, 1995.

		Shares of Class A
	Name and Address	Common Stock	% of Class
C. Paul Sandifur, Jr.
929 West Sprague
Spokane, Washington.............	11.5258	8.84%

C. Paul Sandifur, Jr.
	Trustee......................	82.4667	63.24%

Mary L. Sandifur
West 601 Main, Suite 714
Spokane, Washington 99201.............	8.7156	6.68%

William F. Sandifur
West 601 Main, Suite 714
Spokane, Washington 99201............	8.9391	6.85%

Estate of
C. Paul Sandifur, Sr. and J. Evelyn Sandifur
West 601 Main, Suite 714
Spokane, Washington 99201......................	6.5120	5.00%

Summit Securities, Inc.
929 West Sprague Avenue
Spokane, Washington.......................	9.2483	7.09%



CERTAIN TRANSACTIONS

		In the normal course of business, Metropolitan and its subsidiaries engage in inter-company transactions. As the holder of a minority interest (3.49%) in the shares of Consumers Group Holding Co., Inc., C. Paul Sandifur, Jr. the President, controlling shareholder, and a director of Metropolitan, may indirectly benefit from such transactions. Consumers Group Holding Co. is a subsidiary which owns Consumers Insurance Company (Consumers) which in turn owns a majority interest in Western United. In the three years ended September 30, 1995, Consumers sold credit guaranty insurance to Metropolitan for $540,000 in total premiums.

		During the three year period ended September 30, 1995, Western United purchased some of its Receivables from Metropolitan at Metropolitan's cost. In these transactions, Western United paid
Metropolitan $9,351,600 for Receivables with aggregate outstanding principal balances of $9,550,915. The difference represents unrealized discounts net of acquisition costs.

		Metropolitan charges Western United for Receivable acquisition services. In 1995, 1994, and 1993` respectively, Metropolitan charged Receivable acquisition fees of $14.6 million, $12.8 million, and $10 million to Western United. The charge to Western United for 1995 and 1994 is a gross amount before a loss reserve of $6.95 million in 1995 and $4.75 million in 1994 which was provided by Metropolitan. The amounts of the Receivable acquisition fees were determined based on the adjustment necessary to convert Receivables purchased by Western
United utilizing Metropolitan's services to a defined fair market yield. The effect of the fees charged was to reduce Western United's effective yields on the purchased Receivables to approximately 7.9% in 1995 8.3%, in 1994, 10.3% in 1993. The lower yield for 1995 and 1994 reflects the reduced risk to Western due to the loss guarantee reserve provided by Metropolitan. The estimated value of the reserve, increases the effective yield to Western United to approximately 9.3% in 1995 and 9.7% in 1994. Management believes the adjusted yields represent the yields which Western United could achieve by purchasing similar Receivables in arms-length transactions with unrelated vendors. In addition, Metropolitan charges Western United for management services, Receivable collection services and rental of offices and equipment. These charges have no effect on the Consolidated Financial Statement, but create fee income for Metropolitan when presented alone. See Note 19 to the Consolidated
Financial Statements.

		From time to time, since December of 1979, Metropolitan has made loans to Consumers Group Holding Co. for purposes of increasing the capital and surplus of Consumers and Western United. These loans are in the form of surplus certificates and are repayable on demand provided total capital and surplus meets statutory requirements. As of September 30, 1995, these loans outstanding totaled $3,800,000 and currently bear no interest.

		Metropolitan Investment Securities (MIS), a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan pays commissions to MIS for the sale of its securities pursuant to the terms of written Selling Agreements. During the fiscal years ended September
30, 1995, 1994, and 1993 Metropolitan paid commissions to MIS in the amounts of $1,461,033, $1,111,044, and $1,428,882 on sales of debt securities in the amounts of $53,120,179, $46,414,738, and $57,994,229, respectively. During the fiscal years ended September
30, 1995, 1994, and 1993, Metropolitan paid commissions to MIS in the amounts of $152,427, $17,451, and $115,533 on sales of preferred stock in the amounts of $4,665,720, $1,790,100, and $3,477,400, respectively. Additionally, in 1995, 1994 and 1993, Metropolitan paid commissions to MIS in the amounts of $140,555, $198,180 and $117,251 on sales of preferred stock through an in-house trading list.

		Summit and Metropolitan entered into agreements in September, 1990 to provide for Summit's acquisition of Receivables from Metropolitan at Metropolitan's cost and for the servicing of Summit's Receivables by MetWest Services, Metropolitan's servicing subsidiary.
 As of September 30, 1995, Summit held approximately $243 million
(face amount) in Receivables acquired through Metropolitan.  In
September 1995, Summit and Metropolitan entered into a non-exclusive agreement for Metropolitan to provide certain administrative, servicing, and Receivable acquisition services to Summit for a fee.
Under this agreement, Summit paid to Metropolitan a fee of $634,000, and $497,000 in September 1995 and 1994, respectively, for services in acquiring $17.8 million and $10.3 million of Receivables, providing a net yield to Summit of 10.9% and 10.9%, respectively.

		Old Standard entered into a similar service agreement with Metropolitan and was charged a Receivable acquisition fee of $362,000 through May 31, 1995 with no fee charged in 1994 or 1993 due to insignificant Receivable purchase volumes.

		Management believes that the terms of the service agreements are at least as favorable as could have been obtained from non-affiliated parties. In addition, Summit paid commissions to MIS in the amounts of $326,057, and $250,237 on sales of debt securities in amounts of $10,539,684, and $9,677,843 for the years ended September 30, 1994, and 1993, respectively.

		On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation (National
Summit) which is wholly owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares held by its former parent company, Metropolitan which consisted of 100% of the outstanding common stock of Summit. Contemporaneously with this redemption, Summit issued 10,000 shares of common stock to National Summit, for $100,000. In addition, various investors in Metropolitan's common and preferred stock, including members of Mr. Sandifur's immediate family acquired 30,224 shares of Summit's Preferred Stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan with a value of approximately $3 million dollars. Following this sale, Metropolitan has continued to provide, for a fee, principally all the management services to Summit. See "BUSINESS-Management, Receivable Acquisition and Collection Services."

		On January 31, 1995, Metropolitan sold Metropolitan Investment Securities (MIS) to Summit Securities, Inc. This sale was made pursuant to a restructuring of the Consolidated Group and Summit. The sale price of $288,950 was determined by the net book value for MIS at December 31, 1994. Following this sale, MIS has continued its prior business activities as the broker/dealer selling the securities of Metropolitan and Summit.

		On January 31, 1995, Metropolitan discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development division employing those same individuals who had previously been employed by Metropolitan. Metropolitan has negotiated an agreement with Summit Property Development to provide property development services to Metropolitan.

		On May 31, 1995 Metropolitan sold Old Standard to Summit. The sale price was $2,722,000 plus future contingency payments equal to 20% of statutory income prior to the accrual of income tax for the fiscal years ending December 31, 1995, 1996 and 1997. The price was based upon an independent appraisal of Old Standard. See Note 1 to the Consolidated Financial Statements.

		The sale of MIS and Old Standard and transfer of Metropolitan's property development division, are all part of the continuation of a general reorganization which was commenced in 1994, with the sale of Summit. Metropolitan considers this reorganization to be in its best interest as it becomes a national financial company as opposed to only regional, and due to regulatory considerations principally arising within Metropolitan's state of domicile. It is the opinion of management that these regulations have penalized Metropolitan for its corporate structure and limited its growth potential. These include excluding subsidiary earnings from an earnings to fixed charges ratio requirement unless those subsidiary earnings are actually paid to Metropolitan. This effectively made these subsidiaries, non-earning assets of Metropolitan unless the dividends were actually paid. In light of these regulations and the expansion of Metropolitan and its subsidiaries beyond the Northwestern United States, it is the opinion of Metropolitan's management that this reorganization may provide it with greater flexibility for future growth.

		During fiscal 1994, the Boards of Directors for Metropolitan and certain subsidiaries authorized a reverse split of their stock. The effect of these reverse stock splits was to obtain the business efficiencies available with fewer minority shareholders. There was no change in control or significant impact on stockholders' equity as a result of these transactions.

		During 1994, Metropolitan became aware that an oil spill on property adjacent to its headquarters, may have migrated under the headquarters facility. The spill has emanated from a steam plant which is no longer operating, which was operated by and is owned by The Washington Water Power Company. The steam plant is located approximately one and one-half blocks from the headquarters facility.
 The Washington Water Power Company has acknowledged responsibility for the spill and is in the process of identifying the extent of it and analyzing appropriate remedial measures. Metropolitan does not expect a significant impact on its operations as a result of this event.



PART I (cont.)

ITEM 2.	PROPERTIES.

	See "Business - General; Business - Receivable Investments; Business - Real Estate Development" under Item 1 and Notes 2 and
3, Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS.

	There are no material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	N/A

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS.

	(a)	There is no market for the registrant's common stock.

(b)	There were 8 Class A Common stockholders

	(c)	See "Item 6. Selected Financial Data."

ITEM 6.	SELECTED FINANCIAL DATA.



SELECTED CONSOLIDATED FINANCIAL DATA

	The consolidated financial data shown below as of September 30, 1995 and 1994 and for the years ended September 30, 1995, 1994, and 1993 (other than the Ratio of Earnings to Fixed Charges and preferred stock dividends) have been derived from, and should be read in conjunction with,
Metropolitan's consolidated financial statements, related notes, and Management's Discussion and
Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown as of September 30, 1993, 1992 and 1991 and for the years ended
September 30, 1992 and 1991 have been derived from audited financial statements not included herein.
 The consolidated financial statements as of and for the years ended September 30, 1995, 1994 and
1993 have been audited by Coopers & Lybrand L.L.P.  The consolidated financial statements as of and for the years ended September 30, 1992, and 1991 have been audited by BDO Seidman.



		Year Ended September 30,
			------------------------------------------------
		1995	1994	1993	1992	1991
		----	----	----	----	----
		(Dollars in Thousands
		Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF
INCOME DATA
Revenues	$ 138,107		$ 138,186		$133,113		$121,221		$107,253
	=========		=======		========		========		========
Income before minority
interest, extraordinary
item and cumulative effect
of change in accounting
principle	$  6,376		$   5,702		$  8,558		$  3,290		$    356
Income allocated to
minority interests	(73)		(224)		(255)		(363)		(177)
	---------	-	-----	--	------		-----	--------
Income before extraordinary
item and cumulative effect
of change in accounting
for income taxes	6,303	5,478	8,303	2,927	179
Extraordinary item (1)	-	-	-	651	193
Cumulative effect of change
in accounting
for income taxes (2)	-	-	(4,300)	-	-
	--------	--------	---------	-------	----------
Net income 	$    6,303		$   5,478		$  4,003		$  3,578	$    372

Preferred stock dividends	$   (4,038)	$   (3,423)	$  (3,313)	$  (3,399)	$  (4,072)
	----------	---------	---------	---------	----------

Income (loss)
applicable to common
stockholders	$  2,265	$   2,055	$    690	$    179	$ (3,700)
	=========	========	========	========	========
Ratio of Earnings
to Fixed Charges and
Preferred Stock Dividends(4)	1.03	1.04	1.17



PER COMMON SHARE DATA (3):

Income (loss) before extraordinary
item and cumulative
effect of change in
accounting principle	$ 17,288		$ 14,996		$ 37,239		$ (3,579)		$(29,274)
Extraordinary item (1)	-		-		-		4,932	1,454

Cumulative effect of change
in accounting principle (2)	-		-		(32,089)		-	-
	--------		--------		--------	--	------	--------
Income (loss)
applicable to common
stockholders (5)	$ 17,288		$ 14,996		$  5,150		$  1,353	$(27,820)
	========		========		========		========	========

Weighted Average Number of
Common Shares
Outstanding (3)	131		137		134		132	133
	========		=========		========		========	========

Cash Dividends Per
Common Share	$  3,800		$    675		$    675		$     --	$    900
	========		========		========		========	========

CONSOLIDATED BALANCE SHEET
DATA:

Total Assets	$1,078,468		$1,063,290		$1031,958		$982,259	$824,385
Debt Securities and Other
Debt Payable	226,864		261,500		234,497		230,814	201,458
Stockholders' Equity	40,570		32,625		32,781		28,260	29,365


</Tab(1)  Benefit from utilization of net operating loss carry forwards.

	(2)	Change in accounting principles reflects the adoption of
Statement of Financial Accounting Standards No. 109 - "Accounting for
Income Taxes."

	(3)	All information retroactively reflects the reverse common
stock split of 2,250:1 which occurred during the fiscal year ended
September 30, 1994.

	(4) The consolidated ratio of earnings to fixed charges and preferred dividends was 1.03, 1.04 and 1.17 for the years ended
September 30, 1995, 1994 and 1993, respectively. Earnings were insufficient to meet fixed charges and preferred dividends for the years ended September 30, 1992, and 1991 by approximately $783,000, and $6,071,000, respectively.

	Assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments, the ratio of earnings to fixed charges and preferred dividends for Metropolitan alone was 1.05,
1.34 and 1.06 for the years ended September 30, 1995, 1994 and 1993, respectively. Earnings were insufficient to meet fixed charges and preferred dividends for the years ended September 30, 1992, and 1991 by approximately $13,012,000, and $9,759,000, respectively.

	The consolidated ratio of earnings to fixed charges excluding preferred stock dividends was as follows for the years ended September
30, 1995 - 1.35; 1994 - 1.29; 1993 - 1.43; 1992 - 1.21; and 1991 -
1.02. The ratio of earnings to fixed charges for Metropolitan, assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments was 1.40, 1.36 and 1.31 for the years ended September 30, 1995, 1994 and 1993, respectively. Such
"parent only" earnings of Metropolitan were insufficient to meet fixed charges for the years ended September 30, 1992 and 1991 by approximately $7,701,000, an $3,296,000, respectively.

	(5) Earnings per common share are computed by deducting preferred stock dividends from net income and dividing the result by the weighted average number of shares of common stock outstanding. There were no common stock equivalents or potentially dilutive securities outstanding during any year presented.



ITEM 7.  MD & A

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Introduction

	Consolidated Group income before income taxes, minority interest and the cumulative effect of change in the method of accounting for income taxes was approximately $9.5 million for the fiscal year ended
September 30, 1995 as compared to $8.7 million for the comparable 1994 period and $13.0 million for the comparable 1993 period. The slight increase in 1995 over 1994 was primarily attributable to a net increase of $1.4 million in net gains from real estate sales, a decrease of $1.4 million in the provision for losses on real estate assets, an increase of $1.3 million in realized net gains from the sales of investments and Receivables, an increase of $1.6 million in expenses capitalized as deferred costs, net of amortization, and an improvement of $.8 million in fees, commissions, service and other income, offset by a decline of $1.6 million in net interest sensitive income and expense, and an increase of $4.2 million in commissions to agents. The decline of $4.3 million in 1994 as compared to 1993 was primarily attributable to a decline of $9.2 million in realized net gains from the sales of investments and Receivables, a decrease of $3.8 million in gain recognized from an insurance settlement, and a decrease of $3.0 million in expenses capitalized as deferred costs, net of amortization, offset by an improvement of $5.4 million in net interest sensitive income and expense, a decrease of $4.7 million in other operating and underwriting expenses, and an improvement of $1.5 million in net gains from real estate sales.

	During the three year period ended September 30, 1995, the Consolidated Group operated in an environment of somewhat narrow fluctuations in interest rate levels with rates generally declining in 1993 and late 1995 and with a generally increasing trend in late 1994.
 The general decrease in interest rate levels positively impacted earnings and increased the fair value of the portfolio of predominantly fixed rate investments. A portion of this improvement in value was recognized with the realization of gains from the sale of investment securities and Receivables of $4.4 million, $3.1 million and $12.3 million in 1995, 1994 and 1993, respectively. The net effect of the sales was to recognize the present value of future income from the securities sold and to reduce future income to the extent that the proceeds from sales were invested at lower rates of return. For further information concerning the investment portfolio, See "BUSINESS-Life Insurance and Annuity Operations" & "BUSINESS-
Securities Investments". The Receivable portfolio also experienced higher than normal prepayments during the period which increased income by triggering the recognition of unamortized discounts at an accelerated rate.

	Although the national economy has experienced relatively slow growth over the past three years, the Consolidated Group's financial results were not adversely impacted in any material way because of:
(1) the wide geographic dispersion of its Receivables; (2) the relatively small average size of each Receivable; (3) the primary concentration of investments in residential Receivables where market values have been more stable than in commercial properties; and (4) a continuing strong demand for tax-advantaged products, such as annuities.

	During 1995, the Consolidated Group sold two of its subsidiary operating companies and discontinued its property development division. In January 1995, the Consolidated Group sold its broker/dealer subsidiary, MIS, to Summit, the latter of which had formerly been a subsidiary of the Consolidated Group until its sale in 1994. Old Standard was sold to Summit in May, 1995. The financial results of these transactions were not material to the Consolidated
Group.  Also, See "Certain Transactions".

	During 1995, construction on a major timeshare development project in Kauai, Hawaii neared completion. At completion, it is estimated that $21 million will have been invested. The sale price of each timeshare week is projected to range between $14 thousand and $18 thousand with an expected sellout within twenty-four months from completion of the construction. See "Business-Real Estate
Development-Lawai Beach Resort".

	Net income in 1995, 1994 and 1993 was sufficient to cover fixed charges including preferred stock dividend requirements, in contrast to shortfalls in 1992 and prior years. After considering the effects of potentially non-recurring income items such as gains from insurance settlements and the gains from sales of investments, Receivables and real estate, the 1995 income would have been insufficient to cover fixed charges by approximately $6.8 million. Additionally, the elimination of similar items in 1994 and 1993 would have resulted in insufficient earnings to cover fixed charges by approximately $4.2 million and $6.7 million, respectively. SEE "CERTAIN INVESTMENT
CONSIDERATIONS-RISK FACTORS" & "SELECTED CONSOLIDATED FINANCIAL DATA".

Revenues and Expenses

	Revenue for the Consolidated Group of $138.1 million for the fiscal year ended September 30, 1995 was relatively unchanged from the $138.2 million reported for the same period in 1994. Revenue of $133.1 million was recognized during the fiscal year ended September
30, 1993. The modest decline in 1995 included a reduction of $1.7 million in other investment interest and a decrease of $1.1 million in realized net gains on sales of investments, offset by an increase of $2.4 million in net gains from the sale of Receivables. The revenue increase of $5.1 million in 1994 over 1993 was primarily attributable to a significant increase in real estate sales, particularly the sale of time-share units in Hawaii of $19.1 million, offset by a decline of $9.2 million of net gains from the sales of investments and Receivables, a slight reduction of $1.4 million from interest and earned discount relating to both Receivables and other investments, and the absence of $3.8 million in gains recognized in 1993 from the settlement of insurance claims on property damage caused by Hurricane
Iniki in September 1992.

	Expenses of operation for the Consolidated Group were $128.6 million, $129.5 million, and $120.1 million for fiscal year ended
September 30, 1995, 1994, and 1993, respectively. The slight decline in expenses in 1995 as compared to 1994 included an increase of $3.6 million in the cost of insurance policy and annuity benefits and an increase of $4.2 million in recognized commissions to agents due to an increase in volume. These increases were offset by a $3.5 million decrease in interest expense, a $2.0 million decrease in the cost of real estate sold, a $1.4 million decrease in the provision for losses on real estate, and an increase of $1.6 million in the amount of expenses capitalized as deferred costs, net of amortization. The increase of $9.4 million in 1994 over 1993 is primarily attributable to an increase of $17.6 million in the cost of real estate sold and a decrease of $3.0 million in the amount of expense capitalized, net of amortization, offset by a decrease of $7.2 million in the cost of insurance policy and annuity benefits, a reduction of $1.1 million in the provision for losses on real estate sales, and a reduction of $4.7 million in other operating and underwriting expenses.

Interest Sensitive Income and Expense

	Management monitors interest sensitive income and expense as it manages objectives for the financial results of operations. Interest sensitive income consists of interest on Receivables, earned discount on Receivables, insurance revenues and other investment interest.
Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

	The Consolidated Group is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. See
"Asset/Liability Management". Net interest sensitive income was $26.5 million for the fiscal year ended September, 30, 1995. The comparable results for 1994 and 1993 were $28.1 million and $22.4 million, respectively. Interest rates were generally increasing over 1995 before declining later in the year which contributed to the decrease of $1.6 million in net interest sensitive income. The improvement of $5.7 million in 1994 over 1993 resulted from several factors including the interest rate environment and a decline in the comparative pricing of interest rate sensitive annuity products. Also contributing to the changes in net interest sensitive income was the capitalization of approximately $2.7 million, $2.2 million, and $3.0 million for the years 1995, 1994, 1993, respectively, of interest associated with various real estate development projects owned by the Consolidated
Group.

Real Estate Sales

	The Consolidated Group is in the real estate market due primarily to its repossession of properties following Receivable defaults and its investment in a major timeshare development project in Kauai, Hawaii. See "BUSINESS-Real Estate Development."

	Excluding timeshare development property, approximately 75% of real estate owned by the Consolidated Group is located in the Pacific
Northwest (Alaska, Washington, Oregon, Idaho, Montana), which has experienced a stronger economy than many areas of the nation in the past several years. Consequently, management believes that the sale of these assets will be largely dependent on the attractiveness of the Pacific Northwest marketplace. Of the property owned in the Pacific
Northwest, approximately $20 million is invested in commercial developments with approximately $28 million in undeveloped land.

	The Consolidated Group is engaged in the development of various properties acquired in the course of business through repossession and as investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase salability and to maximize profit potential.

	Real estate sales exceeded cost of those sales by $2.9 million in
1995, $1.5 million in 1994 , and $.03 million in 1993.  Included in these results are sales of timeshare units with a net gain of $.9 million in 1995 and net losses of $.3 million and $.03 million in 1994 and 1993, respectively.  The trend in the sale of repossessed and other development property includes the effect of applying SOP 92-3 which requires reserving for estimated closing costs.  During 1993, the Consolidated Group was in a reconstruction phase for its timeshare project in Hawaii due to the damage it sustained from Hurricane Iniki in September 1992.  Approximately two months before Hurricane Iniki, the Consolidated Group engaged an affiliate of the Shell Group,
Chicago, Illinois, Shell-Lawai ("Shell") to provide management services and sell timeshare units at Lawai Beach.  See "Business-Real
Estate Development-Lawai Beach Resort".   This agreement provides for
a fixed fee to Shell plus an incentive fee based upon future sales after a base amount of cash flow is generated by the property.  Sales of timeshare units in 1995 and 1994 were approximately $23.6 million and $17.6 million, respectively. Without the benefit of a fully reconstructed project, Shell generated timeshare sales in excess of
$1.5 million during fiscal 1993.

	Real estate sales, including timeshare unit sales, totaled $39.4 million for 1995, $40.0 million for 1994, and $20.9 million for 1993.
 Sales of repossessed properties have more than kept pace with yearly additions resulting in a total investment in repossessed real estate of $38.0 million at September 30, 1995, $39.0 million at September 30,
1994, and $45.6 million at September 30, 1993.  The aggregate investment in real estate held for sale and development increased to
$91.1 million at September 30, 1995, up from $76.8 million at
September 30, 1994 and $76.3 million at September 30, 1993.  The increase of $14.3 million in 1995 over 1994 is primarily attributable to the continuing development of the timeshare project in Kauai,
Hawaii and the development of a factory outlet mall in Pasco,
Washington.   In addition to timeshare unit development, the
Consolidated Group is in the general business of holding and developing property for sale.  The largest investments in such activities at September 30, 1995 were a $9.4 million development located in downtown Spokane adjacent to the central business district and a $8.2 million factory outlet mall development located in Pasco,
Washington.  See "Business-Other Development Properties".

	Gains or losses on real estate sold (excluding timeshare units) are a function of several factors. Management's experience with the most significant of these factors during the last three fiscal years is set forth below:

                                        For the Fiscal Year Ended
                                              September 30,
                                        1995      1994     1993
                                          (Dollars in Thousands)

  Amount of delinquencies over
    three months at fiscal year end	$17,500	$19,000	  $25,850

  Amount of foreclosures during
    the fiscal year	$13,834	$19,117	$16,685

  Amount of foreclosed real estate
    held for sale at fiscal year end	$38,004	$39,037	$45,625

  Gain (loss) on sale of the property
    during the fiscal year	$1,992	$ 1,793	$    50

	The principal amount of Receivables in arrears for more than ninety days as of September 30, 1995, 1994 and 1993 was 2.8%, 3.1% and 4.3%, respectively, stated as a percentage of the total outstanding principal amount of Receivables. See Note 2 to the Consolidated Financial Statements. Improving the Consolidated Group's collection procedures, reducing delinquencies and reducing real estate held for sale and development including repossessed property continue to be ongoing goals of management.


Provision for Losses on Real Estate Assets

	In April 1992, the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) No. 92-3, "Accounting for Foreclosed Assets," which provides guidance on determining the accounting treatment for foreclosed assets. SOP 92-3 requires that foreclosed assets be carried at the lower of (a) fair value minus estimated costs to sell, or (b) cost.
The Consolidated Group applied the provisions of SOP 92-3 effective October 1, 1992. The initial charge for its application of approximately $725,000, before the effect of related income taxes, was included in continuing operations in 1993. See Note 1 to the Consolidated Financial Statements. During the years ended September
30, 1995, 1994 and 1993, the Consolidated Group provided $4.2 million, $5.5 million and $6.6 million, respectively, for losses on real estate assets. At September 30, 1995, 1994 and 1993, the Consolidated Group had aggregate allowances for losses on real estate assets of $8.1 million, $9.1 million and $10.6 million, respectively, on real estate assets of $679 million, $644 million and $639 million, respectively.
See Note 4 to the Consolidated Financial Statements.

Non-Interest Income and Expense

	Non-interest income, composed of "Fees, Commissions, Services, and Other Income" on the income statement, was $5.8 million for the fiscal year ended September 30, 1995, and $5.0 million and $4.8 million for the comparable periods in 1994 and 1993, respectively. Income sources include service fees and late charges in connection with Receivables, charges for loan servicing and other services provided to outside affiliated companies, and rents, commissions and other revenues primarily associated with the Lawai Beach Resort, Kauai, Hawaii. The increase of $.8 million in 1995 over 1994 was primarily attributable to charges for services rendered to three former subsidiary companies which were sold in September of 1994, and in January and May of 1995.

	Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision for losses on real estate assets. Non-interest expense was $26.1 million for the fiscal year ended September 30, 1995 as compared to $23.6 million and $24.0 million for the comparable periods of 1994 and 1993, respectively.
The increase in cost of $2.5 million in 1995 over 1994 was primarily attributable to an increase of $4.2 million in the recognition of commissions paid to insurance agents and other agents which were offset only partially by an increase in the amount capitalized as deferred costs, net of amortization. A decrease of $4.7 million in other operating and underwriting expenses in 1994 as compared to 1993 was partially offset by an increase of $.7 million in commissions paid to agents and a reduction of $3.0 million in the amount capitalized as deferred costs, net of amortization. The change in other operating and underwriting expenses was primarily attributable to the recording in 1993 of $3.9 million as an estimate for potential future insurance guaranty fund assessments. All states in which the current and former insurance subsidiary of the Consolidated Group operate have laws requiring solvent life insurance companies to pay assessments to state guaranty funds to provide for and protect the interests of policyholders of insolvent life insurance companies. The amount added to expense in 1993 was net of approximately $1.2 million in discount;
 the Consolidated Group having used a 7.75% annual discount rate applied over the estimated term of approximately seven years. See
Note 13 to the Consolidated Financial Statements.

Gain on Insurance Settlement

	In September 1992, the island of Kauai was struck by Hurricane Iniki resulting in significant damage to the Consolidated Group's Lawai Beach Resort and other related properties. The Consolidated Group's share of insurance proceeds of approximately $5.6 million for the property damage exceeded the Consolidated Group's carrying value by approximately $4.0 million. Accordingly, the Consolidated Group recognized a gain of approximately $4.0 million from the insurance settlement during 1993. Additionally, during 1994 and 1995, the Consolidated Group recorded gains from subsequent settlements of approximately $.2 million and $.05 million, respectively.

Realized Net Gains (Losses) on Sales of Investments and Receivables

	The Consolidated Group invests in securities and Receivables as well as real estate investment properties. The Consolidated Group adopted SFAS No. 115 on September 30, 1993 and since that time has classified its investments in debt and equity securities as either "trading", "available-for-sale" or "held-to-maturity". From time to time, gains or losses are recognized on trading positions and securities classified as "available-for-sale" may be sold at a gain or a loss.  Net gains from the sale of investments were $.03 million,
$1.1 million, and $12.0 million for the fiscal year ended September
30, 1995, 1994, and 1993, respectively.  See "Business-Securities
Investments".   The Consolidated Group purchases Receivables
collateralized by real estate, lottery prizes structured settlements, and annuities. See "BUSINESS-Receivable Investments" and Notes 2 and
3 to the Consolidated Financial Statements.   Such assets are
generated through the ongoing production operations of the Consolidated Group. At times production exceeds internal demand and Receivables may be remarketed. Net gains from the sale of Receivables were $4.4 million, $2.0 million, and $.3 million for the fiscal years ended September 30, 1995, 1994, and 1993, respectively.

Asset/Liability Management

	The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature.
Generally, the Consolidated Group's financial assets (primarily Receivables and fixed income investments) reprice more slowly than the Consolidated Group's financial liabilities (primarily debentures and annuities). In a rising rate environment, this mismatch will tend to reduce earnings, while in a falling rate environment, earnings will
tend to increase.   During 1996, approximately $191 million of
interest sensitive assets are expected to reprice or mature. These assets consist of approximately $99 million of Receivables and $92 million of cash and investments. For liabilities, most of the balance of life insurance and annuity contracts may be repriced during 1996. Management estimates this amount at $600 million. In addition approximately $24 million of debentures and $24 of other debt will mature during that period. At September 30, 1995, these estimates result in interest sensitive liabilities in excess of interest sensitive assets of approximately $457 million, or a ratio of interest sensitive assets to interest sensitive liabilities of approximately 340%

	The Consolidated Group is able to manage this liability to asset mismatch of approximately 3.4:1 by the fact that approximately 93% of the interest sensitive liabilities are life insurance and annuity contracts which are subject to surrender charges. These contracts have maturities which extend for as long as nine years with surrender charges of decreasing amounts during their term. At the option of the Consolidated Group, these contracts are subject to annual repricing.
In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities were protected by surrender charges of approximately $24.7 million at September 30, 1995. Depending on the remaining surrender charges, the Consolidated Group anticipates having the option to extend any interest rate increase over a two to three year period as it is not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest.
 As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio.

Effect of Inflation

	During the three year period ended September 30, 1995, inflation has had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to impact interest rates on both the Consolidated Group's assets and liabilities. See "Interest Sensitive Income and Expense". However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated
Group has been a slight improvement over the three year period in the positive spread between the rate of return on interest earning assets less the cost of interest paying liabilities. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations.

	Revenues from real estate sold are influenced in part by inflation, as, historically, real estate values have fluctuated with the rate of inflation. However, management is unable to quantify the effect of inflation in this respect with any degree of accuracy.

New Accounting Rules

	In the fourth quarter of fiscal 1993, the Consolidated Group adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), retroactive to October 1, 1992. The cumulative effect of adopting SFAS No. 109 was a charge to operations of approximately $4,300,000. SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. In 1992 and prior, the Consolidated Group accounted for income taxes as required by Accounting Principles Board Opinion No. 11. See Note 1 to the Consolidated Financial Statements.

	In December, 1992, the Financial Accounting Standards Board
(FASB) issued SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which specifies the accounting by insurance enterprises for the reinsuring (ceding) of insurance contracts. SFAS No. 113 amends SFAS No. 60 and eliminates the practice by insurance enterprises of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. The effect of adopting SFAS No. 113 in fiscal 1994 was not material to the Consolidated Group's financial position or operations. See Note 13 to the Consolidated Financial Statements.

	In May, 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Consolidated Group was required to adopt this new standard by October 1, 1995. The Consolidated Group does not anticipate that the adoption of SFAS No. 114 will have a material effect on the consolidated financial statements. See Note 1 to the Consolidated Financial Statements.

	The Consolidated Group adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities," on September 30, 1993. The effect of applying this new standard was to increase stockholders' equity by $607,182, which is net of a $275,933 income tax effect. See Note 7 to the Consolidated Financial Statements. At September 30, 1995, the Consolidated Group had net unrealized losses on investments of $829,417. This amount is reported as a reduction in stockholders' equity.

	In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. SFAS No. 121 requires certain long-lived assets, such as the Consolidated Group's real estate assets, be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. The Consolidated Group is required to adopt this new standard by October 1, 1996. The Consolidated Group does not anticipate that the adoption of SFAS No. 121 will have a material effect on the consolidated financial statements.

Liquidity and Capital Resources

	As a financial institution, the Consolidated Group's liquidity is tied to its ability to renew, maintain or obtain additional sources of cash. The Consolidated Group has successfully met these requirements during the past three years and has continued to invest funds generated by operations, financing activities, Receivables and investments.

	Cash provided from operating activities was $40.8 million in 1995; $46.0 million in 1994; and $43.9 million in 1993. Cash utilized by the Consolidated Group in its investing activities was $43.6 million in 1995, $106.8 million in 1994 and $6.7 million in 1993. Cash provided to the Consolidated Group from its financing activities was $6.3 million in 1995 and $17.2 million in 1994 compared to cash utilized by the Consolidated Group of $14.6 million in 1993. These cash flows have resulted in year end cash and cash equivalent balances of $32.8 million in 1995; $29.3 million in 1994; and $72.9 million in 1993. At September 30, 1995, Management considers these funds combined with its other sources of funds to be adequate to finance any required debt retirements or planned asset additions.

	The State of Washington imposed certain temporary limitations on the total amount of debentures and preferred stock that Metropolitan could have outstanding during 1994 and 1995. During 1995, Metropolitan could not have more than an aggregate total of $251.3 million in outstanding debentures (including accrued and compound interest) and outstanding preferred stock (based on original sales price). At September 30, 1995, Metropolitan had total outstanding debentures of approximately $201.3 million and total outstanding preferred stock of approximately $47.8 million. In 1993, Metropolitan was limited by the State of Washington to outstanding debentures (principal only) of $178.0 million and outstanding values of preferred stock of $42.3 million. These limitations did not have any material adverse impact on liquidity during 1993 through 1995; however, management expects that should the same or a lower limitation be imposed during 1996, it, could have a material negative effect on liquidity.

	During 1996, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $57 million. During 1995, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables was $197 million. A decrease in the prepayment rate on these Receivables or the ability to sell would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

	The Consolidated Group expects to maintain high levels of liquidity in the foreseeable future by continuing its securities offerings and annuity sales. At September 30, 1995, cash or cash equivalents were $33 million, or 3.0% of assets. Including securities that are available for sale, total liquidity was $65 million and $118 million as of September 30, 1995 and September 30, 1994, respectively, or 6.0% and 11.1% of total assets, respectively. At September 30, 1994, the Consolidated Group had $29 million in cash or cash equivalents, or 2.8% of assets.

	For statutory purposes, Western United performs cash flow testing under seven different rate scenarios. The results of these tests are filed annually with the Insurance Commissioner of the State of Washington. At the end of calendar year 1994, the results of this cash flow testing process were satisfactory.

Metropolitan alone generated approximately $2.4 million in cash from operations in 1995. Net cash of approximately $3.9 million was used in investing activities. Funds used included $18.4 million, $12.1 million, and $12.5 million for the purchase of Receivables, investments, and additions to real estate held, respectively. An additional $9.6 million was used for investment in and advances to subsidiaries. Funds provided from investing activities included $34.9 million from the sale of Receivables collateralized by real estate and $5.1 million of principal payments on such Receivables. Additional funds of $1.9 million and $7.6 were provided from the sale of real estate and investments, respectively. Net cash of $8.0 million provided from financing activities in 1995 included $53.1 million in proceeds from the sale of debentures which was partially offset by $49.0 million in repayment of debentures. Additionally, $4.5 million was obtained from the issuance of preferred stock and $4.2 million was obtained in net borrowings while $4.5 million was paid out in cash dividends.

	Metropolitan alone generated approximately $1.8 million in cash from operations in 1994. Investing activities, which provided approximately $4.8 million, were primarily: (1) investments in and advances to subsidiaries which provided $6.3 million; (2) changes in investments and Receivables, which provided $4.0 million; less (3) capital expenditures and the net change in real estate held of $5.5 million. Cash used in financing activities of $11.0 million were primarily used for: (1) net redemption of debenture bonds of $5.2 million; (2) repayment of borrowings from banks and others of $3.3 million; (3) cash dividends of $3.5 million: which were offset by (4) net issuance of preferred stock less redemptions and retirement of common stock of approximately $1.0 million. For 1994, Metropolitan had a decrease in cash and cash equivalents of approximately $4.4 million resulting in a year end balance of approximately $9.4 million.

	Metropolitan alone used approximately $8.8 million in cash for operations in 1993. Investing activities, which provided approximately $23.0 million, were primarily: (1) investments in and advances to subsidiaries which provided $16.0 million; (2) changes in securities investments and Receivables, which provided $9.2 million;
(3) capital expenditures of $1.2 million; and (4) the net change in real estate held, which used $1.0 million. Financing activities were primarily: (1) net issuance of debenture bonds of $6.1 million; (2) net issuance of preferred and common stock of $3.3 million; (3) cash dividends of $3.4 million; and (4) repayment of borrowings from banks of $9.8 million. Since financing activities used $3.8 million, cash increased $10.4 million during the year.

	The Consolidated Group is currently negotiating the potential securitization of portions of its Receivable portfolio, principally for sale to institutional investors. If completed this transaction, and potential future securitizations, may enhance the Consolidated Group's liquidity position.

	Management believes that cash flow generated from the Consolidated Group's operating activities and financing activities will be sufficient to conduct its business and meet its anticipated obligations as they mature during the next fiscal year. Metropolitan has never defaulted on any of its obligations since its founding in 1953.

ITEM 8. Financial Statements and Supplementary Data



                        REPORT OF INDEPENDENT ACCOUNTANTS


     The Directors and Stockholders
     Metropolitan Mortgage & Securities Co., Inc.


     We have audited the accompanying consolidated balance sheets of
     Metropolitan Mortgage & Securities Co., Inc. and subsidiaries as of
     September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We
     believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries as of
     September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 1, the Company changed its methods of accounting for its investments in certain debt and equity securities, repossessed real property and income taxes in 1993.


                                   /s/ COOPERS & LYBRAND L.L.P.

                                   Coopers & Lybrand L.L.P.



     Spokane, Washington
     November 20, 1995, except for the last paragraph of Note 7, as to which the date is December 14, 1995

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     September 30, 1995 and 1994

                  ASSETS                        1995
1994
                                           --------------   -----
---------
     Cash and cash equivalents             $   32,798,627   $
29,275,716
     Investments (Notes 7 and 8):
       Available-for-sale securities,
         at market                             31,829,980
89,070,866
       Held-to-maturity securities, at
         amortized cost                       188,073,542
200,179,999
       Accrued interest on investments          2,372,891
3,311,822
                                           --------------   -----
---------
           Total cash and investments         255,075,040
321,838,403
                                           --------------   -----
---------
     Real estate contracts and mortgage
       notes receivable, net (Notes 2
       and 8)                                 587,493,614
567,256,298
     Real estate held for sale and
       development, including foreclosed
       real estate received in satisfac-
       tion of debt of $38,004,011 and
       $39,037,197 (Notes 4 and 8)             91,105,003
76,765,465
                                           --------------   -----
---------
           Total real estate assets           678,598,617
644,021,763

     Less allowance for losses on real
       estate assets (Note 5)                  (8,116,065)
(9,108,383)
                                           --------------   -----
---------
           Net real estate assets             670,482,552
634,913,380
                                           --------------   -----
---------
     Other receivable investments (Note 3)     41,591,415
                                           --------------   -----
---------
     Other assets:
       Deferred costs (Notes 9 and 12)         74,521,803
74,107,517
       Land, buildings and equipment,
         net of accumulated depreciation
         (Note 6)                               8,148,850
9,586,595
       Other assets including receivables
         from affiliates, net of allowances
         of $77,039 and $193,497 (Note 18)     28,648,340
22,844,008
                                           --------------   -----
---------
           Total other assets                 111,318,993
106,538,120
                                           --------------   -----
---------
           Total assets                    $1,078,468,000
$1,063,289,903
                                           ==============
==============

     The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, Continued
     September 30, 1995 and 1994


     LIABILITIES AND STOCKHOLDERS' EQUITY       1995
1994
                                           --------------   -----
---------
     Liabilities:
       Life insurance and annuity
         reserves (Note 13)                $  781,716,153   $
744,644,625
       Debenture bonds and accrued
         interest (Note 9)                    201,311,873
199,376,783
       Debt payable (Note 8)                   25,552,451
62,123,139
       Accounts payable and accrued
         expenses                              15,558,818
12,756,072
       Deferred income taxes (Note 11)         12,254,475
10,304,980
       Minority interest in consolidated
         subsidiaries                           1,503,788
1,458,980
                                           --------------   -----
---------
           Total liabilities                1,037,897,558
1,030,664,579
                                           --------------   -----
---------
     Commitments and contingencies
       (Notes 4 and 13)

     Stockholders' equity (Notes 10 and 14):
       Preferred stock, (liquidation
         preference $47,825,310 and
         $43,331,750)                          21,627,106
21,436,910
       Subordinate preferred stock, no par             --
      --
       Common stock, $2,250 par                   293,417
  296,621
       Additional paid-in capital              14,917,782
10,981,492
       Retained earnings                        4,561,554
2,745,678
       Net unrealized losses on invest-
         ments, net of income taxes of
         $427,283 and $1,445,502 (Note 7)        (829,417)
(2,835,377)
                                           --------------   -----
---------
           Total stockholders' equity          40,570,442
32,625,324
                                           --------------   -----
---------
           Total liabilities and stock-
             holders' equity               $1,078,468,000
$1,063,289,903
                                           ==============
==============

     The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
     for the years ended September 30, 1995, 1994 and 1993

                                                             1995
          1994           1993
                                                         --------
----   ------------   ------------
     Revenues:
       Insurance premiums                                $
3,000,000   $  2,958,000   $  2,642,000
       Interest on receivables
56,553,869     56,420,184     56,499,817
       Earned discount on receivables
13,786,977     13,790,211     14,542,834
       Other investment interest
15,039,706     16,715,517     17,331,183
       Real estate sales
39,388,086     40,023,974     20,941,094
       Gain on insurance settlement (Note 17)
50,922        203,691      4,025,543
       Fees, commissions, service and other income
5,847,020      4,992,505      4,820,623
       Realized net gains on sales of investments
34,565      1,111,974     12,012,475
       Realized net gains on sales of receivables
         (Notes 2 and 3)
4,406,338      1,969,907        297,037
                                                         --------
----   ------------   ------------
           Total revenues
138,107,483    138,185,963    133,112,606
                                                         --------
----   ------------   ------------
     Expenses:
       Insurance policy and annuity benefits
45,483,802     41,918,907     49,150,502
       Interest, net (Note 1)
16,381,004     19,895,252     19,442,004
       Cost of real estate sold
36,449,309     38,496,776     20,912,013
       Provision for losses on real estate assets
         (Note 5)
4,174,644      5,533,193      6,596,933
       Salaries and employee benefits
8,803,131      8,846,677      8,268,962
       Commissions to agents
12,588,546      8,430,654      7,719,035
       Other operating and underwriting
7,414,502      7,420,022     12,096,137
       Less amount capitalized as deferred costs, net of
         amortization (Note 12)
(2,671,195)    (1,050,279)    (4,053,727)
                                                         --------
----   ------------   ------------
           Total expenses
128,623,743    129,491,202    120,131,859
                                                         --------
----   ------------   ------------
     Income before income taxes, minority interest,
       and cumulative effect of change in accounting
       principle
9,483,740      8,694,761     12,980,747
     Provision for income taxes (Note 11)
(3,107,897)    (2,992,476)    (4,422,206)
                                                         --------
----   ------------   ------------

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME, Continued for the years ended September 30, 1995, 1994 and 1993

                                                             1995
          1994           1993
                                                         --------
----   ------------   ------------
     Income before minority interest and cumulative
       effect of change in accounting principle
6,375,843      5,702,285      8,558,541

     Income of consolidated subsidiaries allocated to
       minority stockholders
(73,197)      (224,529)      (255,483)
                                                         --------
----   ------------   ------------
     Income before cumulative effect of change in
       accounting principle
6,302,646      5,477,756      8,303,058
     Cumulative effect of change in the method of
       accounting for income taxes (Note 1)
                        (4,300,000)
                                                         --------
----   ------------   ------------
     Net income
6,302,646      5,477,756      4,003,058

     Preferred stock dividends
(4,037,921)    (3,423,326)    (3,312,997)
                                                         --------
----   ------------   ------------
     Income applicable to common stockholders            $
2,264,725   $  2,054,430   $    690,061

============   ============   ============
     Income (loss) per share applicable to common
       stockholders (Note 10):
         Before cumulative effect of change in
           accounting principle                          $
17,288   $     14,996   $     37,239
         Cumulative effect of change in accounting
           principle
                           (32,089)
                                                         --------
----   ------------   ------------
     Income per share applicable to common stockholders  $
17,288   $     14,996   $      5,150

============   ============   ============
     Weighted average number of shares of common stock
       outstanding
 131            137            134

============   ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1995, 1994 and 1993

  Additional  Net Unrealized
                                         Preferred      Common
   Paid-in    Gains (Losses)    Retained
                                           Stock        Stock
   Capital    on Investments    Earnings
                                        -----------  -----------
 -----------  --------------  -----------
     Balance, September 30, 1992        $21,115,795  $   296,985
 $ 6,740,383  $      (71,547) $   178,645
     Net income
                                4,003,058
     Adoption of SFAS No. 115, net of
       income taxes of $275,933
       (Note 7)
                     607,182
     Cash dividends, common ($675 per
       share)
                                  (90,446)
     Cash dividends, preferred
       (variable rate)
                               (3,312,997)
     Stock acquired and retired (6,094
       shares)                              (60,936)
     Sale of common stock (6 shares)                      13,500
     Sale of variable rate preferred
       stock, net (34,744 shares)           347,740
   3,014,127
                                        -----------  -----------
 -----------  --------------  -----------
     Balance, September 30, 1993         21,402,599      310,485
   9,754,510         535,635      778,260
     Net income
                                5,477,756
     Net change in unrealized gains
       (losses) on available-for-sale
       securities, net of income taxes
       of $1,721,435
                  (3,371,012)
     Cash dividends, common ($675 per
       share)
                                  (87,012)
     Cash dividends, preferred (variable
       rate)
                               (3,423,326)
     Redemption and retirement of stock
       (14,470 shares)                     (144,699)
    (353,743)
     Redemption and retirement of stock
       (6 shares) and change in minority
       interest (Note 1)                                 (13,864)
    (12,914)
     Sale of variable rate preferred
       stock, net (17,901 shares)           179,010
   1,593,639
                                        -----------  -----------
 -----------  --------------  -----------
     Balance, September 30, 1994         21,436,910      296,621
  10,981,492      (2,835,377)   2,745,678

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, Continued for the years ended September 30, 1995, 1994 and 1993

  Additional  Net Unrealized
                                         Preferred      Common
   Paid-in    Gains (Losses)    Retained
                                           Stock        Stock
   Capital    on Investments    Earnings
                                        -----------  -----------
 -----------  --------------  -----------
     Balance, September 30, 1994         21,436,910      296,621
  10,981,492      (2,835,377)   2,745,678
     Net income
                                6,302,646
     Net change in unrealized gains
       (losses) on available-for-sale
       securities, net of income taxes
       of $1,018,219
                   2,005,960
     Cash dividends, common ($3,800
       per share)
                                 (501,582)
     Cash dividends, preferred
       (variable rate)
                               (4,037,921)
     Redemption and retirement of
       stock (2 shares) and change
       in minority interest                               (3,204)
   (123,551)
     Redemption and retirement of
       stock (27,637 shares)               (276,376)
      13,120
     Sale of variable rate preferred
       stock, net (46,657 shares)           466,572
   4,046,721
     Excess sales price over historical
       cost basis of subsidiaries sold
       to related parties (Note 18)
                                   52,733
                                        -----------  -----------
 -----------  --------------  -----------
     Balance, September 30, 1995        $21,627,106  $   293,417
 $14,917,782  $     (829,417) $ 4,561,554
                                        ===========  ===========
 ===========  ==============  ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended September 30, 1995, 1994 and 1993

1995             1994             1993
                                                         --------
-------  ---------------  ---------------
     Cash flows from operating activities:
       Net income                                        $
6,302,646  $     5,477,756  $     4,003,058
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Proceeds from sale of trading securities
515,677,468    1,064,997,088
           Purchase of trading securities
(515,570,230)  (1,064,712,932)
           Realized net gains on sales of investments
             and receivables
(4,440,903)      (3,081,881)     (12,309,512)
           Gain on sale of real estate
(2,938,777)      (1,527,198)         (29,081)
           Gain on insurance settlement
(50,922)        (203,691)      (4,025,543)
           Provision for losses on real estate assets
4,174,644        5,533,193        6,596,933
           Provision for losses (recoveries) on other
             assets
(35,657)         204,650          682,406
           Depreciation and amortization
3,023,233        2,066,365        1,559,325
           Minority interests
 73,197          224,529          255,483
           Deferred income tax provision and cumulative
             effect of change in accounting for income
             taxes (Note 11)
2,747,990        2,644,170        8,951,041
           Changes in assets and liabilities, net of
             effects from sale of subsidiaries:
               Life insurance and annuity reserves
42,033,038       39,322,517       47,365,277
               Deferred costs, net
(3,034,857)      (1,349,405)      (4,504,243)
               Compound and accrued interest on bonds
(2,214,261)      (2,096,810)        (214,005)
               Other
(4,910,909)      (1,537,118)      (4,429,525)
                                                         --------
-------  ---------------  ---------------
                 Net cash provided by operating
                   activities
40,835,700       45,961,233       43,901,614
                                                         --------
-------  ---------------  ---------------
       Cash flows from investing activities:
         Proceeds from sale of subsidiaries, net of
           cash given
(1,406,873)
         Principal payments on real estate contracts
           and mortgage notes receivable
118,869,137      107,040,612       94,695,213
         Principal payments on other receivable
           investments
1,664,132

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued for the years ended September 30, 1995, 1994 and 1993

1995             1994             1993
                                                         --------
-------  ---------------  ---------------
     Cash flows from investing activities, continued:
       Proceeds from sales of real estate contracts and
         mortgage notes receivable and other receivable
         investments
72,914,006       20,407,270        4,650,619
       Acquisition of real estate contracts and mortgage
         notes receivable
(203,525,666)    (142,479,298)    (156,576,783)
       Acquisition of other receivable investments
(56,229,758)
       Proceeds from insurance settlement
 50,922          203,691        5,654,000
       Proceeds from real estate sales
5,285,839        6,562,008        5,986,444
       Proceeds from maturities of held-to-maturity
         investments
4,696,003        8,875,268        4,885,694
       Proceeds from sale of held-to-maturity
         investments
                              144,384,719
       Purchases of held-to-maturity investments
(1,557,219)      (5,263,021)    (128,372,244)
       Proceeds from sales of available-for-sale
         investments
92,779,569      367,846,050      621,966,932
       Purchases of available-for-sale investments
(34,387,059)    (441,965,194)    (590,094,217)
       Purchases of and costs associated with real
         estate held for sale and development
(41,841,982)     (27,544,340)     (12,636,507)
       Capital expenditures
(894,673)        (471,097)      (1,228,289)
                                                         --------
-------  ---------------  ---------------
                 Net cash used in investing activities
(43,583,622)    (106,788,051)      (6,684,419)
                                                         --------
-------  ---------------  ---------------
     Cash flows from financing activities:
       Borrowings from banks and others
238,217,250      237,784,188       18,445,475
       Repayments to banks and others
(275,339,671)    (180,522,843)     (29,086,938)
       Receipts from life and annuity products
145,066,891       85,332,591       83,763,646
       Withdrawals of life and annuity products
(105,469,442)    (124,642,366)    (101,126,340)
       Issuance of debenture bonds
53,120,179       56,954,423       67,672,071
       Repayment of debenture bonds
(48,970,828)     (55,193,403)     (54,202,693)
       Issuance of preferred stock
4,513,293        1,772,649        3,361,867
       Issuance of common stock
                                   13,500
       Redemption and retirement of stock
(327,336)        (775,742)         (60,936)
       Cash dividends
(4,539,503)      (3,510,338)      (3,403,443)
                                                         --------
-------  ---------------  ---------------
                 Net cash (used in) provided by
                   financing activities
6,270,833       17,199,159      (14,623,791)
                                                         --------
-------  ---------------  ---------------

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued for the years ended September 30, 1995, 1994 and 1993


1995             1994             1993
                                                         --------
-------  ---------------  ---------------
     Net increase (decrease) in cash and cash
       equivalents
3,522,911      (43,627,659)      22,593,404

     Cash and cash equivalents:
       Beginning of year
29,275,716       72,903,375       50,309,971
                                                         --------
-------  ---------------  ---------------
       End of year                                       $
32,798,627  $    29,275,716  $    72,903,375

===============  ===============  ===============

     See Note 15 for supplemental cash flow information.

     The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  SUMMARY OF ACCOUNTING POLICIES:

           PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of
           Metropolitan Mortgage & Securities Co., Inc. and its majority-
           owned subsidiaries (the Company or Metropolitan). All significant intercompany transactions and balances have been
           eliminated in consolidation.

           On September 9, 1994, the Company sold its entire interest in one of its subsidiaries, Summit Securities, Inc.
(Summit), to
           National Summit Corp., a Delaware corporation which is wholly-
           owned by C. Paul Sandifur, Jr., the Company's Chief
Executive
           Officer. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares
           held by its former parent company. Summit redeemed the common shares for $3,600,000 paid in cash to the Company.
The sales
           price approximated the net book value of Summit at the date of acquisition. The results of operations of Summit are included in the consolidated financial statements for the periods prior to September 9, 1994.  Also, during the year ended
September 30,
           1994, some of the Company's majority-owned subsidiaries had reverse stock splits and fractional shares were redeemed and retired for cash.

           On January 31, 1995, Metropolitan and Summit consummated a transaction whereby 100% of the common stock of Metropolitan
           Investment Securities, Inc. (MIS) was sold to Summit.
 The cash
           price was $288,950, the approximate historical cost basis of MIS at closing. MIS is a limited-purpose broker/dealer and the exclusive broker/dealer for the securities sold by Metropolitan and Summit. It is anticipated that this sale will not materially affect the future business operations of
MIS.
           Additionally, by agreement, effective January 31, 1995,
           Metropolitan discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development subsidiary employing those same individuals who had previously been employed by Metropolitan. Summit Property Development
Corporation, a 100%
           owned subsidiary of Summit, has negotiated an agreement with
           Metropolitan to provide future property development services.
           The results of operations of MIS are included in the consolidated financial statements for periods prior to January 31, 1995.

           On May 31, 1995, Metropolitan and Summit consummated a transaction whereby 100% of the common stock of Old
Standard
           Life Insurance Company (OSL) was sold to Summit.

           PRINCIPLES OF CONSOLIDATION, CONTINUED

           The cash price was $2,722,000, the approximate historical cost basis of OSL at closing, with future contingency payments equal to 20% of statutory income prior to the accrual of income tax for the fiscal years ending December 31, 1995, 1996 and 1997.
           The cash sales price plus estimated future contingency payments approximate the appraised valuation of OSL. OSL is engaged in the business of acquiring receivables using funds derived from the sale of annuities, investment income and receivable cash flows.

           The sale of OSL decreased total assets and liabilities by
           approximately $46.2 million. The results of operations of OSL are included in the consolidated financial statements for
           periods prior to May 31, 1995.

           The total purchase price of MIS and OSL exceeded the historical cost bases of the net assets of the companies by approximately
           $53,000. Due to the common control of Metropolitan and Summit, this excess purchase price has been recorded as an increase to retained earnings.

           Metropolitan is effectively controlled by C. Paul
Sandifur, Jr.
           through his common stock ownership and voting control.

           CASH AND CASH EQUIVALENTS

           The Company considers all highly-liquid debt instruments
           purchased with a remaining maturity of three months or less to be cash equivalents. Cash includes all balances on hand and on deposit in banks and financial institutions.  The
Company
           periodically evaluates the credit quality of its depository financial institutions. Substantially all cash and cash
           equivalents are on deposit with one financial institution and exceed the FDIC insurance limit.

           INVESTMENTS

           The Company adopted the provisions of Statement of Financial
           Accounting Standards No. 115 (SFAS No. 115),
"Accounting for
           Certain Investments in Debt and Equity Securities," on

           September 30, 1993. The effect of applying this new standard was to increase stockholders' equity at September 30, 1993 by
           $607,182, which is net of $275,933 of deferred income taxes (see
           Note 7). The Company has classified its investments in debt and equity securities as "available-for-sale," "held-to-maturity" or
           "trading." The accounting policies related to these investment classifications are as follows:

           INVESTMENTS, CONTINUED

             Available-for-Sale Securities: Available-for-sale securities, consisting primarily of government-backed securities, public utility and corporate bonds, are carried at market value.
             Realized gains and losses on the sale of these securities are recognized on a specific identification basis in the consolidated statement of income in the period the securities
             are sold. Unrealized gains and losses are presented as a
             separate component of stockholders' equity, net of related deferred income taxes.

             Held-to-Maturity Securities: Held-to-maturity securities,
             consisting primarily of bonds and mortgage- and government-
             backed securities having fixed maturities, are carried at
             amortized cost. The Company has the ability and intent to
             hold these investments until maturity.

             Trading: Trading securities, consisting primarily of
             government-backed securities and corporate bonds, are bought and held principally for the purpose of selling them in the near term and are recorded at market value.
Realized and
             unrealized gains and losses are included in the consolidated statements of income.

           For other than a temporary decline in the value of a common stock, preferred stock or publicly traded bond below cost or amortized cost, the investment is reduced to its net realizable value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a loss. Any recovery of market value in excess of the investment's new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors which the Company
           evaluates in determining the existence of an other than
           temporary decline in value include the length of time and extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability of the Company to retain its investment for the anticipated period of recovery in market value.

           REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

           Real estate contracts and mortgage notes held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method.
 For
           contracts acquired after September 30, 1992, net purchase
           discounts are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual term of the contract. For contracts acquired before October 1,
           1992, the Company accounts for its portfolio of discounted loans

           REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE,
CONTINUED

           using anticipated prepayment patterns to apply the level yield
           (interest) method of amortizing discounts. Discounted contracts are pooled by the fiscal year of purchase and by similar
           contract types. The amortization period, which is approximately
           78 months, estimates a constant prepayment rate of 10-
12 percent
           per year and scheduled payments, which is consistent with the
           Company's prior experience with similar loans and the Company's expectations.

           In May 1993, Statement of Financial Accounting
Standards No. 114
           (SFAS No. 114), "Accounting by Creditors for
Impairment of a
           Loan," was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. The Company is required to adopt this new standard on October 1, 1995.  The
Company does
           not anticipate that the adoption of SFAS No. 114 will have a material effect on the consolidated financial statements.

           OTHER RECEIVABLE INVESTMENTS

           Other receivables held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

           REAL ESTATE HELD FOR SALE AND DEVELOPMENT

           The Company holds real estate, stated at the lower of cost or fair value less costs to sell, for purposes of development and resale. The Company acquires real estate through direct
           purchase and foreclosure. Cost is determined by the purchase price of the real estate or, for real estate acquired by
           foreclosure, at the lower of (a) the fair value of the property at date of foreclosure less estimated selling costs, or (b) cost
           (unpaid contract carrying value). Periodically, the Company reviews its carrying values of real estate held for sale and development by obtaining new or updated appraisals and adjusts its carrying values to the lower of cost or net realizable value, as necessary. Occasionally, properties are rented, with the revenue being included in other income and related costs are charged to expense.

           In March 1995, Statement of Financial Accounting
Standards No.
           121 (SFAS No. 121), "Accounting for the Impairment of
Long-Lived
           Assets and for Long-Lived Assets to be Disposed Of," was issued.
           SFAS No. 121 requires certain long-lived assets, such as the
           Company's real estate assets, be reviewed for impairment in

           REAL ESTATE HELD FOR SALE AND DEVELOPMENT, CONTINUED

           value whenever events or circumstances indicate that the
           carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash
           flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its
           carrying value, an impairment loss is to be recognized. The
           Company is required to adopt this new standard by October 1,
           1996. The Company does not anticipate that the adoption of SFAS
           No. 121 will have a material effect on the consolidated
           financial statements.

           Profit on sales of real estate is recognized when the buyers'
           initial and continuing investment is adequate to demonstrate
           (1) a commitment to fulfill the terms of the transaction,
           (2) that collectibility of the remaining sales price due is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and has transfered all the risks and rewards of ownership to the buyer.

           In April 1992, the Accounting Standards Division of
the American
           Institute of Certified Public Accountants issued
Statement of
           Position (SOP) No. 92-3, "Accounting for Foreclosed
Assets,"
           which provides guidance on determining the accounting
treatment
           for foreclosed assets.  SOP 92-3 requires that
foreclosed assets
           be carried at the lower of (a) fair value minus
estimated costs
           to sell, or (b) cost.  The Company applied the
provisions of
           SOP 92-3 effective October 1, 1992.  The adjustment
arising from
           the initial application of SOP 92-3, was approximately
$725,000
           before the application of related income taxes, and is included as a charge to operations for the year ended September
30, 1993.

           ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS

           The established allowances for losses on real estate assets include amounts for estimated probable losses on both real estate held for sale and development and real estate contracts and mortgages receivable. Specific allowances are established, as necessary, for delinquent contract receivables with net carrying values in excess of $100,000. Additionally, the
           Company establishes allowances, based on historic delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses are
           determined based upon the net carrying values of the contracts, including accrued interest. Accordingly, the Company continues to accrue interest on delinquent loans until foreclosure, unless the principal and accrued interest on the loan exceeds the fair value of the collateral, net of the estimated selling costs.
           The Company obtains new or updated appraisals on collateral for appropriate delinquent receivables, and adjusts the allowance for losses as necessary, such that the net carrying value does not exceed net realizable value.

           DEFERRED COSTS

           Commission expense and other insurance policy, annuity and debenture issuance costs are deferred. For debentures,
           amortization is computed over the expected term which ranges from 6 months to 5 years, using the level yield
(interest)
           method. For annuities and life insurance, the portion of the deferred policy acquisition cost that is estimated not to be recoverable from surrender charges is amortized as a constant percentage of the estimated gross profits (both realized and unrealized) associated with the policies in force.

           LAND, BUILDINGS, EQUIPMENT AND DEPRECIATION

           Land, buildings and equipment are stated at cost.
Buildings,
           improvements, furniture and equipment are depreciated using both straight-line and accelerated methods over their estimated useful lives which, as to buildings and improvements, range from
           5 to 40 years, and as to furniture and equipment, range from 3 to 10 years. Repairs, maintenance and minor renewals are
           charged to expense as incurred. When assets are sold or
           retired, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

           COMPUTER SOFTWARE COSTS

           The Company capitalizes direct costs of enhancements to computer software operating systems acquired and developed for internal use. At September 30, 1995, total enhancement costs of
           approximately $5,750,000 have been capitalized. These costs are being amortized over a ten-year period using the straight-line method.

           INSURANCE AND ANNUITY RESERVES

           Premiums for universal life contracts and annuities are reported as life insurance and annuity reserves. Reserves for life
           insurance and annuities are equal to the sum of the account balances including deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations.

           RECOGNITION OF INSURANCE REVENUES

           Revenues for universal life contracts and annuities are
           recognized either upon assessment or over the estimated policy term. These revenues consist primarily of mortality expenses and surrender charges.

           GUARANTY FUND ASSESSMENTS

           The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants in the event of insolvency of other life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. As of September 30, 1995, the Company has accrued an estimated liability for guaranty fund assessments for known insolvencies net of estimated recoveries through premium tax offsets.

           INTEREST COSTS

           Interest costs associated with the development of real estate projects are capitalized.  During the years ended
September 30,
           1995, 1994 and 1993, the Company capitalized interest of
           $2,730,373, $2,151,651 and $3,012,556, respectively.

           INCOME TAXES

           In the fourth quarter of fiscal 1993, the Company adopted the provisions of Statement of Financial Accounting
Standards No.
           109, "Accounting for Income Taxes" (SFAS No. 109), retroactive to October 1, 1992.  The cumulative effect of adopting
SFAS No.
           109 was a charge to operations of approximately
$4,300,000.
           SFAS No. 109 requires deferred tax liabilities and assets to be determined based on the temporary differences between the
           financial statement carrying amounts and tax bases of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

           EARNINGS PER COMMON SHARE

           Earnings per common share are computed by deducting preferred stock dividends from net income and dividing the result by the weighted average number of shares of common stock outstanding.
           All weighted average common shares outstanding and per share amounts have been retroactively restated to reflect the reverse stock split which occurred in fiscal 1994 (see Note
10).  There
           were no common stock equivalents or potentially dilutive
           securities outstanding during any of the three years in the period ended September 30, 1995.

           RECLASSIFICATIONS

           Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

     2.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

         Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United
         States. At September 30, 1995, the Company held first position liens associated with contracts and mortgage notes receivable with a face value of approximately $610,000,000 (99%) and second or lower position liens of approximately $8,000,000 (1%).
At
         September 30, 1995, approximately 27% of the face value of the
         Company's real estate contracts and mortgage notes receivable are collateralized by property located in the Pacific
Northwest
         (Washington, Alaska, Idaho, Montana and Oregon), approximately 20%
         by property located in the Pacific Southwest
(California, Arizona
         and Nevada), approximately 15% by property located in the
         Southwest (Texas and New Mexico) and approximately 9% in the
         Southeast (Florida, Georgia, North Carolina and South
Carolina).
         The face value of the real estate contracts and mortgage notes receivable range principally from $15,000 to $300,000.
At
         September 30, 1995, the Company had 41 receivables aggregating approximately $22,500,000 which had face values in excess of
         $300,000. No individual contract or note is in excess of 0.3% of the total carrying value of real estate contracts and mortgage notes receivables, and less than 4% of the contracts are subject to variable interest rates. Contractual interest rates for 93% of the face value of receivables fall within a range from 7% to 14%
         per annum. The weighted average contractual interest rate on these receivables at September 30, 1995 is approximately
9.6%.
         Maturity dates range from 1995 to 2025.

         The following is a reconciliation of the face value of real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1995 and 1994:

                                                   1995
 1994
                                               ------------   ---
---------
         Face value of discounted receivables  $505,440,872
$502,313,634
         Face value of originated receivables   112,072,081
104,010,822
         Unrealized discounts, net of
           unamortized acquisition costs        (37,354,378)
(46,988,424)
         Accrued interest receivable              7,335,039
7,920,266
                                               ------------   ---
---------
             Carrying value                    $587,493,614
$567,256,298
                                               ============
============

         The originated receivables are collateralized primarily by first position liens and result from loans made by the Company to facilitate the sale of its repossessed property. No unrealized discounts are attributable to originated receivables.

     2.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE,
CONTINUED:

         The principal amount of receivables with required
principal or
         interest payments being in arrears for more than three
months was
         approximately $17,500,000 and $19,000,000 at September
30, 1995
         and 1994, respectively.  Real estate contracts and
mortgage notes
         receivable with net carrying values of $54,387,668,
$18,437,363
         and $4,353,582 were sold without recourse to various financial institutions resulting in gains of $2,645,338, $1,969,907 and
         $297,037 in fiscal 1995, 1994 and 1993, respectively.

         Aggregate amounts of receivables (face value) expected to be received, based upon estimated prepayment patterns, are as follows:

                 Fiscal Year Ending
                   September 30,
                 ------------------
                        1996                   $ 91,159,000
                        1997                     79,679,000
                        1998                     69,594,000
                        1999                     60,736,000
                        2000                     52,956,000
                     Thereafter                 263,388,953
                                               ------------
                                               $617,512,953
                                               ============

     3.  OTHER RECEIVABLE INVESTMENTS:

         Other receivable investments include various cash flow investments which are not collateralized by real estate, primarily annuities and lottery prizes. Annuities are general obligations of the payor, generally an insurance company. Lottery prizes are general obligations of the insurance company or other entity making the lottery prize payments. Additionally, when the lottery prizes are from a state-run lottery, the lottery prizes are often backed by the general credit of the state.

         These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant
         yield on these receivables at September 30, 1995 is approximately
         10.6%.  Maturity dates range from 1995 to 2041.

         The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at
         September 30, 1995:

           Face value of receivables
$70,965,501
           Unrealized discounts, net of unamortized
             acquisition costs
(29,374,086)
                                                               --
---------
           Carrying values
$41,591,415

===========

         All such receivables at September 30, 1995 were performing in accordance with their contractual terms.

         During the year ended September 30, 1995, the Company sold approximately $14,120,000 of these receivables without recourse and recognized a gain of approximately $1,761,000.

         The following individual other receivable investments were in excess of ten percent of stockholders' equity at September 30,
         1995:

                                                     Aggregate
                                                     Carrying
                   Issuer                             Amount
           -----------------------                  -----------
           California State Agency                  $ 8,934,296
           Arizona State Agency                       6,630,281
           New Jersey State Agency                    4,931,025
           New York State Agency                      4,758,062


         Aggregate amounts of other receivable investments (face amounts)
         expected to be received are as follows:

                 Fiscal Year Ending
                    September 30,
                 -------------------
                        1996                        $ 7,791,000
                        1997                          8,053,000
                        1998                          7,385,000
                        1999                          6,719,000
                        2000                          7,505,000
                     Thereafter                      33,512,501
                                                    -----------
                                                    $70,965,501
                                                    ===========

     4.  REAL ESTATE HELD FOR SALE AND DEVELOPMENT:

         A detail of the Company's real estate held for sale and development by state as of September 30, 1995 is as follows:

                                         Single-        Multi-
                                          Family        Family
            State            Land        Dwelling      Dwelling
   Commercial   Condominium      Total
         ----------      -----------   -----------   -----------
  -----------   -----------   -----------
         Alabama                       $    54,000
                              $    54,000
         Alaska          $    79,255        20,000
                $    79,868       179,123
         Arizona             612,481       664,685
  $   135,000                   1,412,166
         California        1,276,487     1,494,263
      494,685       557,648     3,823,083
         Colorado            292,000
                  1,098,300     1,390,300
         Connecticut                       210,360
                     67,000       277,360
         Florida                           280,081
                                  280,081
         Georgia                            62,000
                                   62,000
         Hawaii
    3,833,224    26,501,931    30,335,155
         Illinois                           28,000
                                   28,000
         Indiana                            76,309
                                   76,309
         Iowa                                9,227
                                    9,227
         Kansas                             32,805
                                   32,805
         Maine
                     32,322        32,322
         Maryland                          172,533
                                  172,533
         Michigan                          497,397
      156,253                     653,650
         Minnesota                         238,827
                                  238,827
         Mississippi                        24,000
                                   24,000
         Missouri             40,500       268,347
                     88,131       396,978
         Montana              27,083         3,137
                                   30,220
         New Hampshire                     101,050
                                  101,050
         New Jersey                        316,258
                                  316,258
         New Mexico          147,049
                                  147,049
         New York                          789,853
                                  789,853
         North Carolina                     36,205
                                   36,205

                                         Single-        Multi-
                                          Family        Family
            State            Land        Dwelling      Dwelling
   Commercial   Condominium      Total
         ----------      -----------   -----------   -----------
  -----------   -----------   -----------
         Ohio                              227,639
                    157,872       385,511
         Oklahoma             26,276       108,584
                                  134,860
         Oregon                              5,659
                                    5,659
         Pennsylvania         32,399       169,982
                                  202,381
         South Carolina                     19,000
       89,000                     108,000
         Texas                36,649       677,447
       30,000                     744,096
         Virginia             25,000
                                   25,000
         Washington       27,957,635       429,542
   20,106,048                  48,493,225
         Wyoming                           107,717
                                  107,717
                         -----------   -----------   -----------
  -----------   -----------   -----------
         Balances at
           September 30,
           1995          $30,552,814   $ 7,124,907   $         0
  $24,844,210   $28,583,072   $91,105,003
                         ===========   ===========   ===========
  ===========   ===========   ===========
         Balances at
           September 30,
           1994          $28,502,992   $ 8,387,070   $   662,424
  $11,993,805   $27,219,174   $76,765,465
                         ===========   ===========   ===========
  ===========   ===========   ===========

         At September 30, 1995, the Company had approximately
$75,200,000
         invested in real estate development projects and approximately
         $5,000,000 in commitments for construction associated with these projects.

     5.  ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS:

         The following is a summary of the changes in the allowance for losses on real estate assets for the years ended
September 30,
         1995, 1994 and 1993:

                                       1995          1994
  1993
                                   -----------   -----------   --
---------
           Beginning balance       $ 9,108,383   $10,598,491   $
9,583,718
           Provisions                4,174,644     5,533,193
6,596,933
           Charge-offs              (5,166,962)   (7,023,301)
(5,582,160)
                                   -----------   -----------   --
---------
           Ending balance          $ 8,116,065   $ 9,108,383
$10,598,491
                                   ===========   ===========
===========


     6.  LAND, BUILDINGS AND EQUIPMENT:

         Land, buildings, equipment and related accumulated depreciation at
         September 30, 1995 and 1994 consist of the following:

                                                    1995
 1994
                                                 -----------   --
---------
           Land                                  $   561,794   $
  561,794
           Buildings and improvements              6,486,193
8,495,366
           Furniture and equipment                 9,415,754
8,836,714
                                                 -----------   --
---------
                                                  16,463,741
17,893,874
           Less accumulated depreciation          (8,314,891)
(8,307,279)
                                                 -----------   --
---------
           Totals                                $ 8,148,850   $
9,586,595
                                                 ===========
===========


     7.  INVESTMENTS:

         As discussed in Note 1, effective September 30, 1993, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain
         Investments in Debt and Equity Securities." To facilitate the adoption of SFAS No. 115, the Company restructured its investment portfolio to better match the average terms of its investments in debt securities with those of its debentures and annuities.
         During the year ended September 30, 1994, the Company established a "trading" portfolio. However, at September 30, 1995 and 1994, there were no investments remaining in the trading portfolio.

         The Company is authorized by its Board of Directors, subject to certain limitations, to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio. The futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset, primarily investment securities. The insurance subsidiaries sell securities "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, or to take a trading position in an attempt to benefit from an anticipated movement in the financial markets. There were no open short sales transactions at September 30, 1995 or 1994.

         The Company also purchases collateralized mortgage obligations
         (CMOs) for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages; i.e., improving in value with falling interest rates and declining in value with rising interest rates.  The
Company
         has not invested in "derivative products" that have been struc-
         tured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities. During the year ended
         September 30, 1995, the Company entered into financial futures contracts to hedge its interest rate risk on certain held-to-
         maturity debt securities with remaining contractual terms of approximately eight years against a potential increase in interest rates. After entering into the financial futures contracts, interest rates declined which resulted in a $1.6 million loss associated with such contracts. The hedging loss has been
         deferred and is being amortized over the contractual term of the hedged debt securities using the interest method. The remaining unamortized hedging loss at September 30, 1995 was approximately
         $1,556,000. At September 30, 1995 and 1994, the Company was not a
         party to any derivative financial investments.

         A summary of carrying and estimated market values of investments at September 30, 1995 and 1994 is as follows:

           AVAILABLE-FOR-SALE
  1995
                                      ---------------------------
--------------------------------
                                                         Gross
       Gross          Estimated
                                        Amortized     Unrealized
    Unrealized      Market Values
                                          Costs          Gains
      Losses      (Carrying Values)
                                      ------------   ------------
  ------------   -----------------
         Government backed bonds      $ 15,626,072   $         --
  $   (275,286)     $ 15,350,786
         Corporate bonds                15,627,468         12,621
      (143,083)       15,497,006
         Utility bonds                     999,346             --
       (17,158)          982,188
                                      ------------   ------------
  ------------      ------------
         Totals                       $ 32,252,886   $     12,621
  $   (435,527)     $ 31,829,980
                                      ============   ============
  ============      ============
            HELD-TO-MATURITY
  1995
                                      ---------------------------
--------------------------------
                                        Amortized
                                          Costs          Gross
       Gross
                                        (Carrying     Unrealized
    Unrealized        Estimated
                                         Values)         Gains
      Losses        Market Values
                                      ------------   ------------
  ------------   -----------------
         Government backed bonds      $ 71,323,272   $     46,942
  $ (3,901,292)     $ 67,468,922
         Corporate bonds                68,659,432          6,337
    (1,084,387)       67,581,382
         Utility bonds                  10,653,392             --
      (261,680)       10,391,712
         Mortgage backed bonds          37,437,446             --
      (815,577)       36,621,869
                                      ------------   ------------
  ------------      ------------
         Totals                       $188,073,542   $     53,279
  $ (6,062,936)     $182,063,885
                                      ============   ============
  ============      ============

           AVAILABLE-FOR-SALE
  1994
                                      ---------------------------
--------------------------------
                                                         Gross
       Gross          Estimated
                                        Amortized     Unrealized
    Unrealized      Market Values
                                          Costs          Gains
      Losses      (Carrying Values)
                                      ------------   ------------
  ------------   -----------------
         Government backed bonds      $ 66,222,683
   $ (2,604,512)     $ 63,618,171
         Corporate bonds                25,151,875   $     33,567
      (710,150)       24,475,292
         Utility bonds                     999,109
        (60,206)          938,903
                                      ------------   ------------
  ------------      ------------
         Total fixed maturities         92,373,667         33,567
    (3,374,868)       89,032,366
         Equity securities                  47,700
         (9,200)           38,500
                                      ------------   ------------
  ------------      ------------
         Totals                       $ 92,421,367   $     33,567
  $ (3,384,068)     $ 89,070,866
                                      ============   ============
  ============      ============

            HELD-TO-MATURITY
  1994
                                      ---------------------------
--------------------------------
                                        Amortized
                                          Costs          Gross
       Gross
                                        (Carrying     Unrealized
    Unrealized        Estimated
                                         Values)         Gains
      Losses        Market Values
                                      ------------   ------------
  ------------   -----------------
         Government backed bonds      $ 75,336,893   $     33,048
  $ (7,989,247)     $ 67,380,694
         Corporate bonds                75,334,252         18,488
    (3,867,922)       71,484,818
         Utility bonds                  10,698,231          2,089
      (706,443)        9,993,877
         Mortgage backed bonds          38,810,623          3,335
    (2,933,099)       35,880,859
                                      ------------   ------------
  ------------      ------------
         Totals                       $200,179,999   $     56,960
  $(15,496,711)     $184,740,248
                                      ============   ============
  ============      ============

         All bonds held at September 30, 1995 and 1994 were performing in accordance with their terms.

         Net unrealized losses, net of deferred federal income taxes, of approximately $279,000 and $2,233,000, respectively, on the available-for-sale portfolio at September 30, 1995 and 1994 are reported as a separate component of stockholders' equity. During the year ended September 30, 1994, the Company transferred approximately $79,000,000 of investments from the available-for-
         sale portfolio to the held-to-maturity portfolio. At the date of transfer, these investments had net unrealized losses of approximately $1,060,000 before income taxes. These unrealized
         losses are being amortized over the term of the investments transferred using the interest method. At September 30, 1995, the remaining unamortized loss of approximately $550,000, net of deferred income taxes, is reported as a reduction of stockholders'
         equity.

         The following individual investments (excluding U.S.
government
         bonds) held by the Company at September 30, 1995 and 1994, were in excess of ten percent of stockholders' equity:


Carrying
         Issuer
Amount
         ---------------------                                 --
---------
         1995:
         -----
           Mortgage-backed bonds:
             Countrywide Funding Corp.                         $
4,821,305
             Chase Mortgage Finance Corp.
4,992,835
             Prudential Home Mortgage Securities (two issues)
7,350,343
             Residential Funding Mortgage Securities
               (three issues)
14,450,307

         1994:
         -----
           Corporate bonds:
             FBTLC Trust II (private placement)                $
3,964,807
             International Lease Finance (three issues)
4,048,417
             Nations Bank Corp.
3,489,827

           Mortgage-backed bonds:
             Countrywide Funding Corp.                         $
4,886,641
             Chase Mortgage Finance Corp.
4,997,008
             Prudential Home Mortgage Securities (two issues)
7,987,723
             Residential Funding Mortgage Securities
               (three issues)
14,531,974

         The amortized costs and estimated market values of held-to-
         maturity and available-for-sale debt securities at September 30,
         1995, by contractual maturity, are shown below.
Expected
         maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Available-for-sale debt securities:
                                                 Amortized
Estimated
                                                   Cost
Market Values
                                               ------------   ---
---------
           Due in one year or less             $  7,169,073   $
7,096,165
           Due after one year through five
             years                               15,505,072
15,279,732
           Due after five years through
             ten years                            9,578,741
9,454,083
                                               ------------   ---
---------
                                               $ 32,252,886   $
31,829,980
                                               ============
============
         Held-to-maturity debt securities:
                                                 Amortized
Estimated
                                                   Cost
Market Values
                                               ------------   ---
---------
           Due in one year or less             $ 27,951,844   $
27,724,929
           Due after one year through five
             years                               59,064,146
57,878,462
           Due after five years through
             ten years                           62,326,578
58,505,552
           Due after ten years                    1,293,528
1,333,073
                                               ------------   ---
---------
                                                150,636,096
145,442,016
           Mortgage-backed bonds                 37,437,446
36,621,869
                                               ------------   ---
---------
                                               $188,073,542
$182,063,885
                                               ============
============

         The Company intends to maintain an available-for-sale portfolio which may be shifted between investments of differing types and maturities to attempt to maximize market returns without assuming unacceptable levels of credit risk. Future purchases assigned to the held-to-maturity portfolio will be to replace maturing investments, or increase the overall size of the portfolio (while maintaining its overall composition).

         In accordance with a Special Report issued on November
15, 1995 by
         the Financial Accounting Standards Board, the Company reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $72,500,000 to the available-for-sale classification. At the date of the transfer, the debt securities were valued at fair value of approximately $72,000,000.
 The
         difference between the carrying value and fair value of the reclassified debt securities at the date of transfer of approximately $500,000 is being amortized over the remaining
         contractual term of the securities using the interest method.

     8.  DEBT PAYABLE:

         At September 30, 1995 and 1994, debt payable consists of the following:

                                                     1995
  1994
                                                 -----------   --
---------
         Reverse repurchase agreements with
           various securities brokers,
           interest at 4.3% to 5.25% per
           annum; due on October 3, 1994;
           collateralized by $64,000,000
           in U.S. Treasury bonds
$60,730,000

         Reverse repurchase agreements with
           various securities brokers,
           interest at 6.1% to 6.75% per annum;
           due on October 2, 1995; collater-
           alized by $25,000,000 in U.S.
           Treasury bonds                        $24,131,625

         Real estate contracts and mortgage
           notes payable, interest rates
           ranging from 3% to 11%, due in
           installments through 2020;
           collateralized by senior liens on
           the Company's real estate con-
           tracts, mortgage notes and real
           estate held for sale                    1,385,568
1,366,687

         Accrued interest payable                     35,258
   26,452
                                                 -----------   --
---------
                                                 $25,552,451
$62,123,139
                                                 ===========
===========

         Aggregate amounts of contractual principal payments due on debt payable at September 30, 1995 are as follows:

                 Fiscal Year Ending
                    September 30,
                 -------------------
                        1996                        $24,326,000
                        1997                            207,000
                        1998                            334,000
                        1999                            158,000
                        2000                            138,000
                     Thereafter                         389,451
                                                    -----------
                                                    $25,552,451
                                                    ===========

     9.  DEBENTURE BONDS:

         At September 30, 1995 and 1994, debenture bonds consist of the following:

           Annual             Principally
          Interest              Maturing
            Rates                  in               1995
  1994
         ----------       -------------------   ------------   --
----------
         5% to 6%         1996 and 1997         $  2,486,000   $
 9,975,000
         6% to 7%         1996, 1997 and 1998      6,911,000
 4,896,000
         7% to 8%         1999                    50,165,000
35,545,000
         8% to 9%         1997, 1998 and 2000     85,258,000
57,045,000
         9% to 10%        1996 and 1997           30,044,000
62,349,000
         10% to 11%       1998 and 1999            1,951,000
 2,856,000
                                                ------------   --
----------
                                                 176,815,000
172,666,000
         Compound and accrued interest            24,496,873
26,710,783
                                                ------------   --
----------
                                                $201,311,873
$199,376,783
                                                ============
============

         Unamortized debenture issuance costs incurred in connection with the sale of debentures aggregated $3,390,744 and $3,032,875 at
         September 30, 1995 and 1994, respectively, and are included in deferred costs on the consolidated balance sheets.

         Debenture bonds at September 30, 1995 mature as follow:

                 Fiscal Year Ending
                    September 30,
                 -------------------
                        1996                       $ 24,206,000
                        1997                         46,930,000
                        1998                         49,363,000
                        1999                         39,995,000
                        2000                         38,999,000
                     Thereafter                       1,818,873
                                                   ------------
                                                   $201,311,873
                                                   ============

         At September 30, 1995, as required by Washington State regulation, the parent company could not have more than an aggregate total of
         $251,300,000 in outstanding debentures (including accrued and compound interest) and outstanding preferred stock
(based on
         original sales price). At September 30, 1995, the Company had total outstanding debentures of approximately
$201,312,000 and
         total outstanding preferred stock of approximately
$47,825,000.

     10. STOCKHOLDERS' EQUITY:

         A summary of preferred and common shares at September
30, 1995 and
         1994 is as follows:


                                                          Issued
and Outstanding Shares
                                              -------------------
----------------------------------
                                                         1995
                    1994
                                 Authorized   -------------------
------   -------------------------
                                   Shares        Amount
Shares        Amount        Shares
                                 ----------   -----------   -----
------   -----------   -----------
           Preferred Stock
           Series A                750,000    $       --
   --    $       --            --
           Series B                200,000            --
   --            --            --
           Series C              1,000,000      4,417,943
441,794     4,484,423       448,442
           Series D              1,375,000      6,823,587
682,359     6,879,192       687,919
           Series E              5,000,000     10,385,576
1,038,558    10,073,295     1,007,330
                                 ---------    -----------   -----
------   -----------   -----------
                                 8,325,000    $21,627,106
2,162,711   $21,436,910     2,143,691
                                 =========    ===========
===========   ===========   ===========

           Common Stock

           Class A                     222    $   293,417
   130   $   292,121           130
           Class B                     222             --
    --         4,500             2
                                 ---------    -----------   -----
------   -----------   -----------
                                       444    $   293,417
   130   $   296,621           132
                                 =========    ===========
===========   ===========   ===========
           Subordinate Preferred
             Stock               1,000,000    $        --
    --   $       --            --
                                 =========    ===========
===========   ===========   ===========

         The Series E preferred stock has been issued in the following sub-
         series:

                                                          Issued
and Outstanding Shares
                                              -------------------
----------------------------------
                                                         1995
                    1994
                                              -------------------
------   -------------------------
                                                 Amount
Shares        Amount        Shares
                                              -----------   -----
------   -----------   -----------
             Series E-1                       $ 7,485,783
748,578   $ 7,640,542       764,054
             Series E-2                           456,208
45,621       455,782        45,578
             Series E-3                         1,083,685
108,369     1,083,669       108,367
             Series E-4                           629,929
62,993       629,923        62,992
             Series E-5                           137,475
13,747       137,455        13,746
             Series E-6                           592,496
59,250       125,924        12,593
                                              -----------   -----
------   -----------   -----------
                                              $10,385,576
1,038,558   $10,073,295     1,007,330
                                              ===========
===========   ===========   ===========

           PREFERRED STOCK

           Series A preferred stock has a par value of $1 per share, is cumulative and the holders thereof are entitled to receive annual dividends at the annual rate of 8.5%. Series B preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at the annual rate of two percentage points over the rate payable on six-month U.S.
Treasury Bills as
           determined by the Treasury Bill auction last preceding the monthly dividend declaration. Series C, D and E-1 are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the highest of the
           "Treasury Bill Rate," the "Ten Year Constant Maturity
Rate" or
           the "Twenty Year Constant Maturity Rate" determined immediately prior to declaration date.  The Board of Directors

           PREFERRED STOCK, CONTINUED

           may, at its sole option, declare a higher dividend rate;
           however, dividends shall be no less than 6% or greater than 14%
           per annum. Series E-2, E-3, E-4, E-5 and E-6 are also cumulative and the holders thereof are entitled to receive
           monthly dividends at an annual rate of one-half of one percent more than the rate in effect for the E-1 series;
however,
           dividends shall be no less than 6% or greater than 14% per annum.

           Series B, C, D and E-1 preferred stock have a par value of $10, were sold to the public for $10 and are callable at the sole option of the Board of Directors at $10.50 per share reduced proratably to $10.20 per share as of the date five years from the date of issuance.  Series E-2, E-3, E-4, E-5 and
E-6
           preferred stock have a par value of $10 per share, were sold to the public at $100 per share and are callable at the sole option of the Board of Directors at $100 per share.

           All preferred stock series have liquidation preferences equal to their issue price, are non-voting and are senior to the common shares as to dividends. All preferred stock dividends are based upon the original issue price.

           At September 30, 1995, as required by state regulation, the amount of the Company's aggregate total outstanding preferred stock and debentures was restricted (see Note 9).

           SUBORDINATE PREFERRED STOCK

           Subordinate preferred shares, no par value, shall be entitled to receive dividends as authorized by the Board of Directors, provided that such dividend rights are subordinate and junior to all series of preferred stock. Subordinate preferred shares shall be entitled to distributions in liquidation in such
           priority as established by the Board of Directors prior to the issuance of any such shares. These liquidation rights shall at all times be subordinate and junior to all series of preferred stock. At September 30, 1995 and 1994, no subordinate preferred stock had been issued.

           COMMON STOCK

           Prior to September 30, 1994, Class A and B common stock had a par value of $1 per share. On September 30, 1994, the Company's
           Board of Directors authorized a 2,250:1 reverse stock split and changed the par value from $1 per share to $2,250 per share.
           All common shares reflect the reverse stock split.
Class B is
           senior to Class A common stock as to liquidation up to the amount of the original investment. Any remaining amounts are then distributed pro rata to Class A and Class B common
           stockholders. Class B common stock has no voting rights. All series of common stock are subordinate in liquidation to all series of preferred stock.

           Dividend restrictions are imposed by regulatory authorities on the insurance subsidiary in which the Company has a 96.5% or greater stock ownership interest. These restrictions are
           limited to the unassigned statutory surplus of the insurance subsidiary which totaled approximately $1,986,000 at September 30, 1995 (see Note 14).


     11. INCOME TAXES:

         The Company files a consolidated federal income tax return with all of its subsidiaries.

         The income tax effects of the temporary differences
giving rise
         to the Company's deferred tax assets and liabilities as
of
         September 30, 1995 and 1994 are as follows:
                                                            1995
                                                 ----------------
---------
                                                    Assets
Liabilities
                                                 -----------   --
---------
           Allowance for contract losses         $ 1,325,773
           Reserves on repossessed real estate       867,550
           Deferred contract acquisition costs
             and discount yield recognition
$18,224,880
           Office properties and equipment
1,529,695
           Deferred policy acquisition costs
22,653,678
           Annuity and life insurance reserves     6,395,750
           Guaranty fund reserve                   1,047,320
           Investments
1,377,602
           Tax credit carryforwards                1,115,000
           Other                                     863,898
           Net operating loss carryforwards       19,916,089
                                                 -----------   --
---------
           Total deferred income taxes           $31,531,380
$43,785,855
                                                 ===========
===========

                                                            1994
                                                 ----------------
---------
                                                    Assets
Liabilities
                                                 -----------   --
---------
           Allowance for contract losses         $ 2,089,689
           Reserves on repossessed real estate       817,425
           Deferred contract acquisition costs
             and discount yield recognition
$23,804,082
           Office properties and equipment
1,091,948
           Deferred policy acquisition costs
22,676,216
           Annuity and life insurance reserves     8,528,029
           Guaranty fund reserve                   1,031,728
           Investments
  155,924
           Tax credit carryforwards                  451,000
           Other
1,417,625
           Net operating loss carryforwards       25,922,944
                                                 -----------   --
---------
           Total deferred income taxes           $38,840,815
$49,145,795
                                                 ===========
===========

         No valuation allowance has been established to reduce deferred tax assets as it is more likely than not that these assets will be realized due to the future reversals of existing taxable temporary differences.

         Following is a reconciliation of the provision for income taxes to an amount as computed by applying the statutory federal income tax rate to income before income taxes:

                                         1995         1994
  1993
                                      ----------   ----------   -
---------
           Federal income taxes at
             statutory rate           $3,224,472   $2,956,219
$4,413,454
           State taxes and other        (116,575)      36,257
    8,752
                                      ----------   ----------   -
---------
           Income tax provision       $3,107,897   $2,992,476
$4,422,206
                                      ==========   ==========
==========

         The components of the provision for income taxes are as follows:

                                         1995         1994
  1993
                                      ----------   ----------   -
---------
           Current                    $  359,907   $  348,306
           Deferred                    2,747,990    2,644,170
$4,422,206
                                      ----------   ----------   -
---------
                                      $3,107,897   $2,992,476
$4,422,206
                                      ==========   ==========
==========

         At September 30, 1995, the Company and its subsidiaries had unused net operating loss carryforwards, for income tax purposes, as follows:


                                     Non-Life        Life
                                    Group Net    Company Net
  Net
                                    Operating     Operating
Operating
         Expiring in                  Losses        Losses
 Losses
         -----------               -----------   -----------   --
---------

            2001                   $ 7,947,142                 $
7,947,142
            2002                     1,498,000
1,498,000
            2003                     4,959,503
4,959,503
            2004                     7,334,008
7,334,008
            2005                     6,409,762
6,409,762
            2006                     5,612,555
5,612,555
            2007                       945,516   $   591,432
1,536,948
            2008                                  23,278,814
23,278,814
                                   -----------   -----------   --
---------
                                   $34,706,486   $23,870,246
$58,576,732
                                   ===========   ===========
===========

         Federal tax regulations require non-life net operating losses to be offset first against non-life income for the tax year and then against a maximum of 35% of taxable life income for the year, if any.

         At September 30, 1995, the Company has alternative minimum tax credits of approximately $667,000 and general business tax credit carryforwards of approximately $448,000 available to reduce regular income taxes payable.

     12. DEFERRED COSTS:

         An analysis of deferred costs related to policy acquisition and debenture issuance for the years ended September 30, 1995, 1994 and 1993 is as follows:

                                       Policy      Debenture
                                     Acquisition   Issuance
 Total
                                     -----------  -----------  --
---------
           Balance at September 30,
             1992                    $65,970,636  $ 2,696,870
$68,667,506
           Deferred during the
             year:
               Commissions             5,114,640    1,786,411
6,901,051
               Other expenses          3,126,410      359,077
3,485,487
                                     -----------  -----------  --
---------
           Total deferred             74,211,686    4,842,358
79,054,044
           Amortized during
             the year                 (4,187,323)  (1,420,050)
(5,607,373)
                                     -----------  -----------  --
---------
           Balance at September 30,
             1993                     70,024,363    3,422,308
73,446,671
           Deferred during the
             year:
               Commissions             5,572,146    1,381,525
6,953,671
               Other expenses          2,493,703      510,588
3,004,291
                                     -----------  -----------  --
---------
           Total deferred             78,090,212    5,314,421
83,404,633
           Amortized during the
             year                     (7,015,570)  (1,592,987)
(8,608,557)
           Reduction upon sale
             of subsidiary                           (688,559)
 (688,559)
                                     -----------  -----------  --
---------
           Balance at September 30,
             1994                     71,074,642    3,032,875
74,107,517
           Deferred during the
             year:
               Commissions             9,383,938    1,461,033
10,844,971
               Other expenses          3,587,804      280,196
3,868,000
                                     -----------  -----------  --
---------
           Total deferred             84,046,384    4,774,104
88,820,488
           Amortized during the
             year                    (10,300,547)  (1,383,360)
(11,683,907)
           Reduction upon sale
             of subsidiary            (2,614,778)
(2,614,778)
                                     -----------  -----------  --
---------
           Balance at September 30,
             1995                    $71,131,059  $ 3,390,744
$74,521,803
                                     ===========  ===========
===========

     13. LIFE INSURANCE AND ANNUITY RESERVES:

         Annuity reserves are based on the annuity contract terms. Such terms call for reserves covering all principal paid plus accrued interest. Annuity contract interest rates ranged from 4.45% to
         10.65% and 3.85% to 10.4% during the years ended
September 30,
         1995 and 1994, respectively. Interest assumptions used to compute life insurance reserves ranged from 5.25% to 6.5% and 5.25% to
         8.0% during the years ended September 30, 1995 and 1994, respectively.

         The Company's subsidiaries have ceded a portion of certain life insurance risks and the related premiums to other companies. These insurance transactions permit the Company to recover defined portions of losses from claims on life insurance policies issued by the Company. The reinsured risks are treated as though they are risks for which the subsidiaries are not liable.
Life
         insurance reserves, as reported in these financial statements, do not include reserves on the ceded business. The face value of life insurance policies ceded to other companies was approximately
         $62,906,000 and $69,311,000 at September 30, 1995 and
1994,
         respectively. Life insurance premiums ceded were $364,553 and
         $387,503 for fiscal 1995 and 1994, respectively.  The
Company is
         contingently liable for claims on ceded life insurance business in the event the reinsuring companies do not meet their obligations under those reinsurance agreements.

         All states in which the Company's insurance subsidiary operates have laws requiring solvent life insurance companies to pay assessments to protect the interests of policyholders of insolvent life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurer engaged. A portion of these assessments can be offset against the payment of future premium taxes.
However,
         future changes in state laws could decrease the amount available for offset.

         The net amounts expensed by the Company's life insurance subsidiary for guaranty fund assessments and amounts estimated to
         be assessed for the years ended September 30, 1995, 1994
and 1993
         were $782,000, $192,000 and $4,142,000, respectively.
The
         Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health
         Insurance Guaranty Associations regarding insolvencies occurring during the years 1988 through 1992. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. The Company does not believe that the amount of future assessments associated with known insolvencies after 1992 will be material to its financial
         condition or results of operations. The amount of estimated future guaranty fund assessment has been recorded net of a 7.75%
         discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount
         associated with this accrual was approximately
$1,132,000 at
         September 30, 1995.


     14. STATUTORY ACCOUNTING (UNAUDITED):

         Life insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these
         statutory financial statements differ from generally accepted accounting principles (GAAP). Selected statutory and the GAAP financial statement balances for these insurance subsidiaries as of and for the years ended September 30, 1995, 1994 and 1993 are as follows:

                                                  Statutory
  GAAP
                                                 -----------   --
---------
         Stockholders' equity:

           1995                                  $43,340,817
$78,826,654
           1994                                   48,206,960
77,142,373
           1993                                   43,557,848
76,813,538

         Net income:

           1995                                  $ 2,634,919   $
2,717,893
           1994                                   12,544,070
8,449,317
           1993                                    8,556,467
8,838,248

         Unassigned statutory surplus and
           retained earnings:

             1995                                $ 1,985,817
$38,233,333
             1994                                  6,826,960
38,559,708
             1993                                  8,677,848
41,430,266

         Due to the sale of OSL during fiscal year 1995, stockholders'
         equity and unassigned statutory surplus and retained earnings amounts above do not include OSL at September 30, 1995.
 Also, the
         1995 net income above only includes OSL through May 31, 1995.

     15. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

         The following table summarizes interest costs, net of amounts capitalized and income taxes paid during the years ended
         September 30, 1995, 1994 and 1993:

                                       1995          1994
  1993
                                   -----------   -----------   --
---------
         Interest, net of amounts
           capitalized             $20,214,329   $23,541,173
$21,802,951
         Income taxes                1,157,155       333,154
   45,100

         Non-cash investing and financing activities of the Company during the years ended September 30, 1995, 1994 and 1993 are as follows:

                                       1995          1994
  1993
                                   -----------   -----------   --
---------
         Loans to facilitate the
           sale of real estate
           held                    $34,102,247   $33,461,966
$14,954,650
         Transfers between annuity
           products                 58,012,857    22,248,418
3,770,870
         Transfer of investments
           from available-for-sale
           portfolio to held-to-
           maturity portfolio                     79,001,795
         Transfer of property from
           land, buildings and
           equipment to real
           estate held for sale
           and development           1,598,999       258,894
   53,456
         Change in net unrealized
           (losses) gains on
           investments, net          2,005,960    (3,371,012)
  607,182
         Conversion of investment
           in corporate bonds
           to equity securities
  184,309
         Real estate held for
           sale and development
           acquired through fore-
           closure                  13,850,388    19,245,977
17,242,436
         Debt assumed upon fore-
           closure of real estate
           contracts                    16,059       129,062
  557,510
         Assumption of other debt
           payable in connection
           with the acquisition of
           real estate contracts
           and mortgage notes          526,868       191,213
  666,684

     15. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS,
CONTINUED:

                                       1995          1994
  1993
                                   -----------   -----------   --
---------
         Reduction in assets and
           liabilities associated
           with sale of subsidi-
           aries:
             Investment securities   9,401,577
             Real estate contracts
               and mortgage notes
               receivable           32,391,856    27,267,736
             Real estate held for
               sale                    514,889       503,000
             Allowance for losses
               on real estate
               assets                  322,548       287,439
             Deferred costs          2,620,571       688,559
             Equipment                  13,395
             Other assets              186,316        22,176
             Annuity reserves       44,558,959
             Debenture bonds and
               accrued interest                   30,111,270
             Debt payable                            120,953
             Accounts payable and
               accrued expenses      1,653,970       318,574


     16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of
         Statement of Financial Accounting Standards No. 107,
"Disclosures
         about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market
         information and appropriate valuation methodologies.
However,
         considerable judgment is necessarily required to interpret market data and to develop the estimates of fair value.
Accordingly, the
         estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.
         The use of different market assumptions and/or estimation
         methodologies may have a material effect on the estimated fair value amounts.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax
         ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

         PUBLICLY TRADED INVESTMENT SECURITIES - Fair value is determined by quoted market prices.

         REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE -
For loans,
         the discount rate is estimated using rates currently offered for loans of similar characteristics that reflect the credit and interest rate risk inherent in the loan. For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data.

         OTHER RECEIVABLE INVESTMENTS - The fair value of other receivable investments is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

         DEBENTURE BONDS AND DEBT PAYABLE - The fair value of debenture bonds and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

         OTHER ASSETS AND LIABILITIES - The carrying amount of financial instruments in these classifications, including insurance policy loans receivable, is a reasonable estimate of fair value. Policy loans are charged interest on a variable rate subject to current market conditions, thus carrying amounts approximate fair value.

         The estimated fair values of the following financial instruments as of September 30, 1995 and 1994 are as follows:

                                                          1995
                                               ------------------
---------
                                                 Carrying
                                                  Amounts
Fair Value
                                               ------------   ---
---------
         Financial assets:
           Cash and cash equivalents           $ 31,702,599   $
31,702,599
           Investments:
             Available-for-sale securities       31,829,980
31,829,980
             Held-to-maturity securities        188,073,542
182,063,885
           Real estate contracts and mortgage
             notes receivable                   580,158,575
608,775,000
           Other receivable investments          41,591,415
45,446,000

         Financial liabilities:
           Debenture bonds - principal and
             compound interest                  198,286,390
205,004,000
           Debt payable - principal              25,517,193
25,564,000

                                                          1994
                                               ------------------
---------
                                                 Carrying
                                                  Amounts
Fair Value
                                               ------------   ---
---------
         Financial assets:
           Cash and cash equivalents           $ 29,275,716   $
29,276,716
           Investments:
             Available-for-sale securities       89,070,866
89,070,866
             Held-to-maturity securities        200,179,999
184,740,248
           Real estate contracts and mortgage
             notes receivable                   559,336,032
564,200,000

         Financial liabilities:
           Debenture bonds - principal and
             compound interest                  196,342,676
207,636,000
           Debt payable - principal              62,096,687
62,175,000

         LIMITATIONS - The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.


     17. GAIN ON INSURANCE SETTLEMENT:

         In September 1992, the island of Kauai was struck by Hurricane
         Iniki resulting in significant damage to the Company's
Lawai Beach
         Resort and other related properties. The Company sells time share condominium units relating to this property. Insurance proceeds for property damage exceeded the Company's carrying value of the property by $4,025,543 and, accordingly, the Company recognized this amount as a gain in fiscal 1993. Additional insurance proceeds of $203,691 in fiscal 1994 and $50,922 in fiscal 1995 were received and recognized as gains in their respective fiscal years.

     18. RELATED-PARTY TRANSACTIONS:

         During the year ended September 30, 1993, the Company purchased a building from the Chairman of the Board for $350,000.
Subsequent
         to the acquisition, the Company sold the building and recognized a small gain.

         During the year ended September 30, 1993, the Company acquired the
         14% minority interest in one of its subsidiaries from the
         Company's Chief Executive Officer for approximately
$252,000.

         At September 30, 1995, the Company had receivables from affiliates of $1,962,923 related primarily to receivable acquisitions.

         During the year ended September 30, 1995, the Company had the following related-party transactions with Summit and other affiliates since the date of their respective sales (see
Note 1):

           Real estate contracts and mortgage notes
             receivable and other receivable investments
             sold to Summit and OSL                           $
42,479,766

           Contract acquisition costs charged to Summit
             and OSL on sale of real estate contracts
             and mortgage notes receivable and other
             receivable investments, including manage-
             ment underwriting fees
1,967,409

           Real estate contracts and mortgage notes
             receivable and other receivable investments
             purchased from Summit and OSL
17,098,581

           Gains on real estate contracts and mortgage
             notes receivable and other receivable invest-
             ments purchased from Summit and OSL
  335,469

           Service fees paid to Summit Property Development
1,250,017

           Commissions and service fees paid to MIS
1,124,481

           Dividends paid to Summit on preferred stock
  256,991

     19. PARENT COMPANY ONLY FINANCIAL STATEMENTS:

         The condensed balance sheets of Metropolitan Mortgage &
         Securities Co., Inc. ("Metropolitan" or the "parent company")
         at September 30, 1995 and 1994 are as follows:

                                                   1995
 1994
                                               ------------   ---
---------
                       ASSETS

         Cash and cash equivalents             $ 15,965,359   $
9,454,853
         Investments                              6,153,393
1,494,665
         Real estate contracts and mortgage
           notes receivable and other
           receivable investments                30,429,638
49,750,653
         Real estate held for sale and
           development                           48,574,018
39,158,411
         Allowance for losses on real
           estate assets                         (3,108,597)
(2,120,734)
         Equity in subsidiary companies         117,281,602
119,046,505
         Land, buildings and equipment, net       9,049,942
8,943,539
         Prepaid expenses and other assets,
           net                                   10,243,463
5,839,426
         Accounts and notes receivable, net         893,983
1,006,300
         Receivables from affiliates             43,812,436
26,339,624
                                               ------------   ---
---------
             Total assets                      $279,295,237
$258,913,242
                                               ============
============

                     LIABILITIES

         Debenture bonds and accrued interest  $201,311,873
$199,376,783
         Debt payable                             5,645,410
1,379,089
         Accounts payable and accrued expenses    2,917,769
1,201,760
         Deferred underwriting fee income        28,849,743
24,330,286
                                               ------------   ---
---------
             Total liabilities                  238,724,795
226,287,918
                                               ------------   ---
---------
                 STOCKHOLDERS' EQUITY

         Preferred stock, $10 par (liquidation
           preference, $47,825,310 and
           $43,331,750, respectively)            21,627,106
21,436,910
         Subordinate preferred stock, no par             --
       --
         Common stock, $2,250 par                   293,417
  296,621
         Additional paid-in capital              14,917,782
10,981,492
         Retained earnings                        4,561,554
2,745,678
         Net unrealized losses on
           investments                             (829,417)
(2,835,377)
                                               ------------   ---
---------
             Total stockholders' equity          40,570,442
32,625,324
                                               ------------   ---
---------
             Total liabilities and stock-
               holders' equity                 $279,295,237
$258,913,242
                                               ============
============

         Metropolitan's condensed statements of income for the years ended
         September 30, 1995, 1994 and 1993 are as follows:

                                                             1995
          1994           1993
                                                         --------
----   ------------   ------------
         Revenues:
           Interest and earned discounts                 $
8,721,451   $  8,756,861   $  8,299,933
           Fees, commissions, service and other income
21,788,065     15,056,870     17,349,046
           Real estate sales
4,700,560      7,607,652      8,544,848
           Realized net gains (losses) on sales of
             investments and receivables
1,134,510        366,409       (478,892)
                                                         --------
----   ------------   ------------
           Total revenues
36,344,586     31,787,792     33,714,935
                                                         --------
----   ------------   ------------
         Expenses:
           Interest, net
16,205,083     17,616,074     18,441,790
           Cost of real estate sold
3,719,349      7,330,073      8,440,547
           Provision for losses on real estate assets
2,316,354        737,042      2,345,447
           Salaries and employee benefits
10,035,360      9,332,118      8,672,446
           Other operating expenses
816,134      2,142,358      2,801,620
                                                         --------
----   ------------   ------------
           Total expenses
33,092,280     37,157,665     40,701,850
                                                         --------
----   ------------   ------------
         Income (loss) from operations before income
           taxes, equity in net income of subsidi-
           aries and cumulative effect of change in
           accounting principle
3,252,306     (5,369,873)    (6,986,915)
         Income tax benefit (provision)
(1,105,581)     1,813,051      2,300,331
                                                         --------
----   ------------   ------------
         Income (loss) before equity in net income of
           subsidiaries and cumulative effect of
           change in accounting principle
2,146,725     (3,556,822)    (4,686,584)
         Equity in net income of subsidiaries
4,155,921      9,034,578     12,289,642
                                                         --------
----   ------------   ------------

                                                             1995
          1994           1993
                                                         --------
----   ------------   ------------
         Income before and cumulative effect of change
           in accounting principle
6,302,646      5,477,756      7,603,058
         Cumulative effect of change in the method of
           accounting for income taxes
                        (3,600,000)
                                                         --------
----   ------------   ------------
         Net income                                      $
6,302,646   $  5,477,756   $  4,003,058

============   ============   ============

         Metropolitan's condensed statements of cash flows for the years ended September 30, 1995, 1994 and 1993 are as follows:

                                                             1995
          1994           1993
                                                         --------
----   ------------   ------------
         Cash flows from operating activities:
           Net income                                    $
6,302,646   $  5,477,756   $  4,003,058
           Adjustments to reconcile net income to net
             cash provided by (used in) operating
             activities
(3,909,025)    (3,679,005)   (12,847,715)
                                                         --------
----   ------------   ------------
         Net cash provided by (used in) operating
           activities
2,393,621      1,798,751     (8,844,657)
                                                         --------
----   ------------   ------------
         Cash flows from investing activities:
           Principal payments on real estate contracts
             and mortgage notes receivable
5,069,237     10,550,918     10,217,346
           Proceeds from sales of real estate contracts
             and mortgage notes and other receivable
             investments
34,946,274
           Acquisition of mortgage notes receivable
(18,449,630)    (6,520,436)    (4,722,613)
           Proceeds from real estate sales
1,876,900      2,915,452      3,172,619
           Proceeds from sales of investments
7,647,099        361,132      4,192,641

                                                             1995
          1994           1993
                                                         --------
----   ------------   ------------
         Cash flows from investing activities,
           continued:
             Purchase of investments
(12,108,637)      (399,465)      (493,520)
             Additions to real estate held
(12,483,117)    (7,945,133)    (4,211,017)
             Capital expenditures
(803,302)      (469,475)    (1,173,433)
             Net change in investment in and advances to
               subsidiaries
(9,591,121)     6,332,550     16,002,272
                                                         --------
----   ------------   ------------
                 Net cash provided by (used in)
                   investing activities
(3,896,297)     4,825,543     22,984,295
                                                         --------
----   ------------   ------------
         Cash flows from financing activities:
           Net borrowings (repayments) from banks and
             others
4,156,501     (3,324,722)    (9,783,336)
           Issuance of debenture bonds
53,120,179     46,414,738     57,994,229
           Issuance of preferred stock
4,513,293      1,772,649      3,361,867
           Issuance of common stock
                            13,500
           Repayment of debenture bonds
(48,970,828)   (51,610,174)   (51,902,606)
           Cash dividends
(4,539,503)    (3,510,338)    (3,403,443)
           Redemption and retirement of stock
(266,460)      (775,742)       (60,936)
                                                         --------
----   ------------   ------------
                 Net cash provided by (used in)
                   financing activities
8,013,182    (11,033,589)    (3,780,725)
                                                         --------
----   ------------   ------------
                 Net increase (decrease) in cash and
                   cash equivalents
6,510,506     (4,409,295)    10,358,913

         Cash and cash equivalents at beginning of year
9,454,853     13,864,148      3,505,235
                                                         --------
----   ------------   ------------
         Cash and cash equivalents at end of year        $
15,965,359   $  9,454,853   $ 13,864,148

============   ============   ============

         Non-cash investing and financing activities not included in
         Metropolitan's condensed statements of cash flows for the years ended September 30, 1995, 1994 and 1993 are as follows:

                                                             1995
          1994           1993
                                                         --------
----   ------------   ------------
         Loans to facilitate the sale of real estate     $
2,823,660   $  4,692,200   $  5,372,229
         Real estate acquired through foreclosure
1,219,983      2,166,655      1,652,140
         Debt assumed with acquisition of real estate
           contracts and mortgage notes and debt assumed
           upon foreclosure of real estate contracts
113,876         81,530      1,224,194
         Change in net unrealized gains (losses) on
           investments
2,005,960     (3,371,012)       607,182


         Accounting policies followed in the preparation of the preceding condensed financial statements of Metropolitan (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

         At September 30, 1995 and 1994, Metropolitan's debt payable consists of the following:

                                                      1995
  1994
                                                   ----------   -
---------
         Reverse repurchase agreement with a
           securities broker, interest at 6.75%
           per annum, due October 2, 1995;
           collateralized by $5,000,000 in
           U.S. Treasury bonds                     $4,606,625

         Real estate contracts and mortgage notes
           payable, interest rates ranging from
           3% to 11%, due in installments through
           2020; collateralized by senior liens
           on the Company's real estate contracts,
           mortgage notes and real estate held
           for sale                                 1,016,616
$1,352,863

         Accrued interest payable                      22,169
   26,226
                                                   ----------   -
---------
                                                   $5,645,410
$1,379,089
                                                   ==========
==========

         Aggregate amounts of principal payments due on the parent
         company's debt payable are expected to be as follows:

                 Fiscal Year Ending
                   September 30,
                 -------------------
                        1996                   $  4,767,000
                        1997                        159,000
                        1998                        160,000
                        1999                        158,000
                        2000                        106,000
                     Thereafter                     295,410
                                               ------------
                                               $  5,645,410
                                               ============

         At September 30, 1995 and 1994, Metropolitan's debenture bonds payable consist of the following:

           Annual             Principally
          Interest              Maturing
            Rates                  in               1995
  1994
          --------        -------------------   ------------   --
----------
         5% to 6%         1996 and 1997         $  2,486,000   $
 9,975,000
         6% to 7%         1996, 1997 and 1998      6,911,000
 4,896,000
         7% to 8%         1999                    50,165,000
35,545,000
         8% to 9%         1997, 1998 and 2000     85,258,000
57,045,000
         9% to 10%        1996 and 1997           30,044,000
62,349,000
         10% to 11%       1998 and 1999            1,951,000
 2,856,000
                                                ------------   --
----------
                                                 176,815,000
172,666,000
         Compound and accrued interest            24,496,873
26,710,783
                                                ------------   --
----------
                                                $201,311,873
$199,376,783
                                                ============
============

         Unamortized debenture issuance costs totaled $3,390,744 at
         September 30, 1995 and $3,032,875 at September 30, 1994.

         Maturities of the parent company's debenture bonds are as follows:

                 Fiscal years ending
                    September 30,
                 -------------------
                        1996                   $ 24,206,000
                        1997                     46,930,000
                        1998                     49,363,000
                        1999                     39,995,000
                        2000                     38,999,000
                     Thereafter                   1,818,873
                                               ------------
                                               $201,311,873
                                               ============

         Metropolitan had the following related party transactions with its various subsidiaries and affiliated entites:

                                                             1995
          1994           1993
                                                         --------
----   ------------   ------------
           Dividends received:
             Summit Securities, Inc.
       $  1,422,007
             Old Standard Life Insurance Company         $
1,922,000        700,000
             Metropolitan Mortgage & Securities Co.
               of Alaska
            225,000
             Spokane Mortgage Co.
125,000      1,800,000   $     31,310
             Western United Life Assurance Company
288,208      2,604,875      2,850,250
             Beacon Properties, Inc.
360,000        330,000      1,900,000
             Consumers Group Holding Co., Inc.
723,250      6,791,358      3,618,865
             Metropolitan Mortgage Hawaii, Inc.
          1,770,000        650,000
             Metropolitan Investment Securities, Inc.
138,950                       100,000
                                                         --------
----   ------------   ------------
                                                         $
3,557,408   $ 15,643,240   $  9,150,425

============   ============   ============
           Fees, commissions, service and other income   $
18,829,557   $ 13,814,334   $15,722,046
           Interest income
4,152,257      3,218,813     2,321,030

         Metropolitan charged various subsidiaries and affiliated
entities
         for underwriting fees related to contracts acquired to
sell to
         these entities in the amount of $14,936,306 in 1995,
$13,248,132
         in 1994 and $10,000,000 in 1993. These amounts are deferred and recognized as income over the estimated life of the contracts.
         Amounts amortized into service fee income were $10,416,849 in
         1995, $6,596,877 in 1994 and $7,770,969 in 1993.

         The underwriting fees are based upon a yield requirement established by the purchasing entity. For contracts acquired to
         sell to Western United Life Assurance Co. (Western
United), one of
         Metropolitan's subsidiaries, in 1995 and 1994, the yield is guaranteed by Metropolitan through a holdback of $6,945,473 and
         $4,751,000 at September 30, 1995 and 1994, respectively. Metropolitan is liable to Western United for any losses on the
         contracts in excess of the holdback.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

	N/A.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

	See "Management" under Item 1.

ITEM 11.	EXECUTIVE COMPENSATION.

	See "Executive Compensation" under Item 1.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
			MANAGEMENT.

	See "Ownership of Management" and "Principal
	Shareholders" under Item 1.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	See "Certain Transactions" under Item 1.


PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

	(a)	1.  FINANCIAL STATEMENTS
	Included in Part II, Item 8 of this report:

	Report of Independent Accountants
	Consolidated Balance Sheets at September 30, 1995, and 1994. Consolidated Statements of Income for the Years Ended
		September 30, 1995, 1994, and l993
	Consolidated Statements of Stockholders' Equity for the
		Years Ended September 30, 1995, 1994, and 1993. Consolidated Statements of Cash Flows for the Years Ended
		September 30, 1995, 1994, and l993.
	Notes to Consolidated Financial Statements

	(b)	2.	FINANCIAL STATEMENT SCHEDULES

	Included in Part IV of this report:

	Report of Independent Accountants on Financial Statement
	Schedules.

	Schedules Required by Article 7.
	Schedule I		--	Summary of Investments other than
					Investments in Related Parties
	Schedule III	--	Supplementary Insurance Information
	Schedule IV	--	Supplementary Reinsurance Information

	Schedules Required by Article 5.
	Schedule II	--	Valuation and Qualifying Accounts and
					Reserves
	Schedule IV	--	Loans on Real Estate

	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

	(c)	3.	Exhibits

			3(a).	Restated Articles of Incorporation, as amended, dated
November 30, 1987.  (Exhibit 3(a) to Metropolitan's
Annual Report on Form 10-K for fiscal 1987).

			3(b).	Amendment to Articles of Incorporation dated November
5, 1991.  (Exhibit 3(c) to Registration No.
33-40220.)

			3(c).	Amendment to Articles of Incorporation dated
September 20, 1992.  (Exhibit 3(c) to Metropolitan's
Annual Report on Form 10-K for fiscal 1992.)

			3(d).	Bylaws as amended to October 31, 1988.  (Exhibit 3(b)
to Metropolitan's Annual Report on Form 10-K for
fiscal 1988.)

		*3(e).	(Restated Bylaws as amended to December 26 1995.

			4(a).	Indenture, dated as of July 6, 1979, between
Metropolitan and Seattle-First National Bank, Trustee
(Exhibit 3 to Metropolitan's Annual Report on Form
10-K for fiscal 1979).

			4(b).	First Supplemental Indenture, dated as of October 3,
1980, between Metropolitan and Seattle-First
NationalBank, Trustee (Exhibit 4 to Metropolitan's
Annual 			Report on Form 10-K for fiscal
1980).

			4(c).	Second Supplemental Indenture, dated as of November
12, 1984, between Metropolitan and Seattle-First
National Bank, Trustee (Exhibit 4(d) to Registration
No. 2-95146).

			4(d).	Amended Statement of Rights, Designations and
Preferences of Variable Rate Preferred Stock, Series
C (Exhibit 4(g) to Registration No. 33-2699).

			4(e).	Statement of Rights, Designations and Preferences of
Variable Rate Preferred Stock, Series D (Exhibit 4(a)
to Registration No. 33-25702).

			4(f).	Statement of Rights, Designations and Preferences of
Variable Rate Preferred Stock, Series E-1, (Exhibit
4(a) to Registration No. 33-19238).

			4(g).	Amended Statement of Rights, Designations and
Preferences of Variable Rate Preferred Stock, Series
E-2 (Exhibit 4(a) to Registration No. 33-25702).

			4(h).	Statement of Rights, Designations and Preferences of
Variable Rate Preferred Stock, Series E-3 (Exhibit
4(a) to Registration No. 33-32586).

			4(I).	Statement of Rights, Designations and Preference of
Variable Rate Cumulative Preferred Stock, Series E-4
(Exhibit 4(h) to Registration No. 33-40221).

			4(j).	Form of Statement of Rights, Designations and
Preferences of Variable Rate Preferred Stock, Series
E-5.  (Exhibit 4(i) to Registration No. 33-57396.)

			4(k).	Form of Statement of Rights, Designations and
Preferences of variable rate cumulative Preferred
Stock, Series E-6.

			4(l).	Form of Variable Rate Cumulative Preferred Stock
Certificate.

			4(m).	Form of Debenture Series II Certificate

			4(n).	Form of Debenture Series I Certificate.

			9.	Irrevocable Trust Agreement (Exhibit 9(b) to
Registration No. 2-81359).

			11.	Statement Indicating Computation of Per-Share
Earnings.  (SEE "CONSOLIDATED FINANCIAL STATEMENTS".)

			12.	Statement setting forth computations of ratios of
earnings to combined fixed charges and preferred stock dividends.

			*27.	Financial Data Schedule

(b)	Reports on Form 8-K.

				N/A


REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

The Directors and Stockholders
Metropolitan Mortgage & Securities Co., Inc.

Our report on the consolidated financial statements of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries is included in Item 8 herein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


	/s/ COOPERS & LYBRAND L.L.P.


Coopers & Lybrand L.L.P.


Spokane, Washington
November 20, 1995




Schedule I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
METROPOLITAN MORTGAGE & SECURITIES CO., INC.
September 30, 1995

Column A	Column B	Column C	Column D
			Amount At
			Which Shown
	Amortized	Market	On Balance
	Cost	Value	Sheet
TYPE OF INVESTMENTS

FIXED MATURITIES (Parent and
	Other Subsidiaries)
Investments:
	U.S. Government and Government
	  Agencies and Authorities	$  7,089,247	$5,401,237	$7,076,702

FIXED MATURITIES (Insurance
	Subsidiaries)
Investments:
	U.S. Government and Government
	  Agencies and Authorities	79,860,097	77,418,471	79,597,356
	Corporate Bonds	84,286,900	83,078,388	84,156,438
	Utility Bonds	11,652,738	11,373,900	11,635,580
	Mortgage Backed Bonds	37,437,446	36,621,869	37,437,446
			------------	-----------	------------
TOTAL FIXED MATURITIES	$220,326,428	$213,893,865	$219,903,522
			============	===========	============

Real Estate Contracts and
	Mortgage Notes
	Receivables	$587,493,614		$587,493,614
Real Estate Held for Sale and
	Development (Including
	$38,004,011 Acquired in
	Satisfaction of Debt)	91,105,003		91,105,003
			------------		------------

Total Real Estate Assets	678,598,617		678,598,617

Less Allowances for Losses on
	Real Estate Assets	(8,116,065)		(8,116,065)
			------------		------------
NET REAL ESTATE ASSETS	$670,482,552		$670,482,552
			============		============

OTHER RECEIVABLE INVESTMENTS	$ 41,591,415		$ 41,591,415
			===========		===========
OTHER ASSETS - POLICY LOANS	$ 13,651,794		$ 13,651,794
			 ===========		===========

	TOTAL INVESTMENTS	$946,052,189		$945,629,283
			============		============




                                                         Schedule III


METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Policy
		Benefits		Other
	Deferred	Losses,		Policy
	Policy	Claims		Claims and
	Acquisition	and Loss	Unearned	Benefits
	Cost	Expenses	Premiums	Payable
September 30, 1994

Life Insurance
and Annuities	$71,074,642	$744,644,625	$      ---	$     ---
		===========	============	=========	========
September 30, 1993

Life Insurance
and Annuities	$70,024,363	$744,631,883	$      ---	$     ---
		===========	============	=========	========
September 30, 1995

Life Insurance
and Annuities	$71,131,059	$781,716,153	$    ---	$     ---
		===========	============	=========	========


                                                         Schedule III

METROPOLITAN MORTGAGE & SECURITIES CO., INC AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits	Amortization
			Claims	of Deferred
		Net	Losses and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating
	Revenue	Income	Expenses	Costs	Expenses
	=========	==========	==========	===========	=========

September 30, 1995
	Life Insurance
	and Annuities	$3,000,000	$64,970,470	$45,483,802	$10,300,547	$3,164,390
		==========	===========	===========	===========	==========
September 30, 1994
	Life Insurance
	and Annuities	$2,958,000	$65,944,437	$41,918,907	$7,015,570	$2,866,794
		==========	===========	===========	==========	==========
September 30, 1993
	Life Insurance
	and Annuities	$2,642,000	$66,132,075	$49,150,502	$4,187,323	$7,794,995
		==========	===========	===========	==========	==========


                                                        Schedule IV


METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
SUPPLEMENTARY REINSURANCE INFORMATION

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
Year Ended

September 30, 1995
	Life Insurance
	in Force	$373,573,000	$62,906,000	$   ---	$310,667,000	---
		============	===========	=======	============	=====
	Premiums
	Life Insurance	$  3,364,553	$   364,553	$   ---	$  3,000,000	---
		============	===========	=======	============	=====
September 30, 1994
	Life Insurance
	in Force	$395,837,000	$69,311,000	$   ---	$326,526,000	---
		============	===========	=======	============	=====
	Premiums
	Life Insurance	$  3,345,503	$   387,503	$   ---	$  2,958,000	---
		============	===========	=======	============	=====
September 30, 1993
	Life Insurance
	in Force.......	$423,583,000	$ 77,970,000	$   ---	$345,613,000	---
		============	============	=======	============	======
Premiums
	Life Insurance..	$  3,120,724	$    478,724	$   ---	$  2,642,000	---
		============	============	=======	============	======


Schedule II

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended September 30, 1995, 1994 and 1993

			Additions
			(Reductions)	Deductions
		Balance at	charged to	and
		beginning	costs and	accounts	Balance at
	Description	of year	expenses	written off	end of year

Allowance for probable
	losses on
	real estate contracts
	and mortgage notes
	deducted from real estate
	assets in balance sheet
		1995	$7,199,984	$(190,470)	$ 733,331	$6,276,183
		1994	5,738,188	1,040,913	(420,883)	7,199,984
		1993	3,005,075	3,815,897	1,082,784	5,738,188

Allowance for probable
	losses on
	real estate held
	for sale deducted
	from real estate
	assets in balance
	sheet
		1995	$1,908,399	$4,365,114	$4,433,631	$1,839,882
		1994	4,860,303	4,492,280	7,444,184	1,908,399
		1993	6,578,643	2,781,036	4,499,376	4,860,303

Allowance for losses
	on accounts and
	notes receivable
	deducted from
	other assets in
	balance sheet
		1995	$  193,497	$  (35,657)	$   80,801	$   77,039
		1994	172,843	204,650	183,996	193,497
		1993	1,448,730	  682,406	1,958,293	  172,843


                                                          Schedule IV

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
LOANS ON REAL ESTATE
September 30, 1995
Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. At September 30, 1995, the Consolidated Group held first position liens associated with contracts and mortgage notes receivable with a face value of approximately $610 million (99%) and second or lower position liens of approximately $8 million (1%). Approximately 27% of the face value of the Company's real estate contracts and mortgage notes receivable are collateralized by property located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 20% by property located in the Pacific Southwest (California, Arizona and Nevada), approximately 9% in the Southeast (Florida, Georgia, North Carolina and South Carolina) and approximately 15% by property located in the Southwest (Texas and New Mexico). The face value of the real estate contracts and mortgage notes receivable range principally from $15,000 to $300,000 with 41 receivables, aggregating approximately $22.5 million in excess of this range. No individual contract or note is in excess of 0.3% of the total carrying value of real estate contracts and mortgage notes receivables, and less than 4% of the contracts are subject to variable interest rates. Contractual interest rates principally range from 7% to 14% per annum with approximately 93% of the face value of these receivables within this range. The weighted average contractual interest rate on these receivables at September 30, 1995 is approximately 9.6%. Maturity dates range from 1995 to 2025.

	Number			Carrying	Delinquent
	of	Interest	Maturity	Amount of	Principal
Description	Receivables	Rates	Dates	Receivables	Amount

RESIDENTIAL		Principally
First Mortgage >$100,000	582	7%-14%	1995-2025	$87,229,481	$2,842,178
First Mortgage > $50,000	2,032	7%-14%	1995-2025	136,531,451	3,675,440
First Mortgage < $50,000	13,770	7%-14%	1995-2025	279,102,436	7,619,058
Second or Lower>$100,000	3	7%-11%	2005-2018	686,087	339,801
Second or Lower> $50,000	11	8%-12%	2002-2017	672,012	166,846
Second or Lower< $50,000	313	7%-14%	1995-2025	4,123,093	73,302
COMMERCIAL
First Mortgage >$100,000	175	7%-14%	1995-2025	35,889,341	741,083
First Mortgage > $50,000	194	7%-14%	1995-2025	13,948,069	295,408
First Mortgage < $50,000	354	7%-14%	1995-2025	8,967,314	131,197
Second or Lower>$100,000	3	7%-9%	2010-2025	852,197	--
Second or Lower> $50,000	4	8%-9%	2000-2016	281,043	--
Second or Lower< $50,000	5	8%-10%	1997-2000	63,809	--


FARM, LAND AND OTHER
First Mortgage >$100,000	54	7%-10%	1995-2025	12,173,717	1,026,615
First Mortgage > $50,000	104	8%-11%	1995-2025	6,865,287	--
First Mortgage < $50,000	1,948	7%-14%	1995-2025	29,093,311	554,713
Second or Lower>$100,000	1	6%	2009	336,544	--
Second or Lower> $50,000	2	7%-9%	2005-2020	153,066	--
Second or Lower< $50,000	53	9%-12%	1996-2022	544,695	34,359

Unrealized discounts, net
of unamortized acquisition
costs, on receivables
purchased at a discount				(37,354,378)	--

Accrued Interest Receivable				  7,335,039	--
				------------	-----------
CARRYING VALUE				$587,493,614	$17,500,000
				============	===========


                                                       Schedule  IV

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
LOANS ON REAL ESTATE
September 30, 1995

	The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

		For the Years Ended September 30,
	1995	1994	1993
Balance at beginning of
period:	$567,256,298	$562,440,005	$504,091,643
	------------	------------	------------
Additions during period:

New Receivables - cash:	203,525,666	142,479,298	156,576,783

Loans to facilitate the sale of
real estate held - non cash:	 34,102,247	33,461,966	14,954,650

Assumption of other debt payable
in conjunction with acquisition
of non receivables - non cash:	   526,868	191,213	666,684

Increase in Accrued Interest:	  912,348	--	1,883,966
	------------	------------	------------

Total Additions:	239,067,129	176,132,477	174,082,083
	------------	------------	------------
Deductions During Period:

Collections of Principal -
cash:	118,869,137	107,040,612	94,695,213

Cost of Receivables Sold:	   54,387,414	18,437,363	4,353,582

Reduction in Net Receivables
Associated with Sale of
Subsidiary - non cash	32,391,856	27,267,736	--
Foreclosures - non cash:	13,181,406	17,720,145	16,684,926

Decrease in Accrued Interest:	--	850,328	         --



	------------	------------	------------
Total Deductions	218,829,813	171,316,184	115,733,721
	------------	------------	------------
Balance at End of Period	$587,493,614	$567,256,298	$562,440,005
	============	============	============



SIGNATURES
	Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				METROPOLITAN MORTGAGE & SECURITIES CO., INC.

				By /s/ C. PAUL SANDIFUR, JR.
				_____________________________________________
				C. Paul Sandifur, Jr., Chief Executive Officer

	Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

/s/ C. PAUL SANDIFUR, JR.	President, Director and
	Chief Executive Officer	1/16/96

________________________
C. Paul Sandifur, Jr.

/s/ Bruce J. Blohowiak	Chief Operating Officer
	Executive Vice President,	1/16/96
	Director
________________________

/s/ ERNEST JURDANA	Vice President	1/16/96
	(Principal Financial Officer)

________________________
Ernest Jurdana

/s/ REUEL SWANSON	Secretary and Director	1/16/96


________________________
Reuel Swanson

/s/ STEVEN CROOKS	Controller and Vice
		President	1/16/96
________________________
Steven Crooks