Form 10-Q
period 1995-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1996-02-20
CIK 65384

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE AT OF 1934 FOR THE TRANSITION PERIOD FROM
_________________ TO_____________________


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes / /  No / / N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
130 SHARES - Common "A" at January 31, 1996
0 SHARES - Common "B" at January 31, 1996

                METROPOLITAN MORTGAGE & SECURITIES CO., INC.



Part I - Financial Information: Index

Item 1.	Financial Statements

   Consolidated Condensed Balance Sheets --
     December 31, 1995  (Unaudited) and
     September 30, 1995

   Consolidated Condensed Statements of Income
     Three Months Ended December 31, 1995
     and 1994 (Unaudited)

   Consolidated Condensed Statements of Cash Flows
     Three Months Ended December 31, 1995 and 1994
     (Unaudited)

   Notes to Consolidated Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

                       Part I - Financial Information


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                             December 31,   September 30,
                                                1995            1995
                                             (Unaudited)
ASSETS
  Cash and Cash Equivalents	$ 6,561,219	$32,798,627
  Investments:
    Trading Securities, at market	1,545,797
    Available-for-Sale Securities,
	at market 	76,281,626	31,829,980
    Held-to-Maturity Securities,
     at amortized cost (market value
	$113,372,348 and $182,063,885) 	115,201,507	188,073,542
  Accrued Interest on Investments	3,038,502	2,372,891
			--------------	------------
      Total Cash and Investments	202,628,651	255,075,040
			--------------	------------
  Real Estate Contracts and Mortgage
    Notes and Other Receivables	687,563,251	629,085,029
  Real Estate for Sale and
    Development - Including
    Foreclosed Real Estate  	90,950,608	91,105,003
                        	 --------------	------------
  Total Receivables and
    Real Estate Assets	778,513,859	720,190,032
  Less Allowance for Losses	(8,088,895)	(8,116,065)
                 	 --------------	------------
      Net Receivables and
      Real Estate Assets  	770,424,964	712,073,967
                         	--------------	------------
  Deferred Acquisition Costs      	74,339,422	74,521,803

  Land, Building and Equipment - net
    of accumulated depreciation	8,242,245	8,148,850

  Other Assets, net of allowance	29,107,804	28,648,340
                               	 --------------	--------------
    TOTAL ASSETS           	$1,084,743,086	$1,078,468,000
                           	 ==============	==============


The accompanying notes are an integral part of the consolidated financial statements.

       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                December 31,   September 30,
                                                    1995          1995
                                                (Unaudited)

LIABILITIES
 Life Insurance and Annuity Reserves	$797,438,743	$781,716,153
 Debenture Bonds             	199,424,351	201,311,873
 Other Debt Payable                	14,971,371	25,552,451
 Securities Sold, Not Yet Purchased	1,571,810
 Accounts Payable and Accrued
   Expenses                         	16,778,782	15,558,818
 Deferred Income Taxes Payable        	12,614,723	12,254,475
 Minority Interest in Consolidated
   Subsidiaries                       	1,445,173	1,503,788
                           	--------------	--------------
   TOTAL LIABILITIES           	1,044,244,953	1,037,897,558
                           	    --------------	--------------
STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D,
   E Cumulative with Variable Rate,
   $10 Par Value, Authorized 8,325,000
   Issued 2,162,544 Shares and
   2,162,711 Shares (Liquidation
   Preference $48,225,751 and
   $47,825,310, respectively)	21,625,440	21,627,106
 Class A Common Stock - Voting,
   $2,250 Par Value, Authorized
   222 Shares, Issued 130 Shares,
   respectively        	293,417	293,417
 Additional Paid-In Capital	15,416,641	14,917,782
 Retained Earnings                    	3,941,493	4,561,554
 Net Unrealized Gains (Losses) on
    Investments	(778,858)	(829,417)
                        	 --------------	--------------
    TOTAL STOCKHOLDERS' EQUITY	40,498,133	40,570,442
                                	 --------------	--------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY   	$1,084,743,086	$1,078,468,000
                          	==============	=============

The accompanying notes are an integral part of the consolidated financial statements.

	METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

			Three Months Ended
			December 31,
			1995            1994
REVENUES:
 Insurance Premiums Earned	$   750,000	$   750,000
 Interest and Earned Discounts	21,919,875	21,733,852
 Real Estate Sales           	10,608,025	9,338,789
 Fees, Commissions, Service
  and Other Income            	691,557	975,630
 Realized Investment Gains (Losses)	2,800	(165,598)
  Receivables                  	84,490
                           	----------	----------
   TOTAL REVENUES           	34,056,747	32,632,673
                           	----------	----------
EXPENSES:
 Insurance Policy and Annuity
   Benefits                	12,061,640	10,878,406
 Interest Expense          	3,778,835	4,571,765
 Cost of Real Estate Sold  	10,466,642	9,445,463
 Provision for Losses on Real
   Estate Assets           	934,543	700,396
 Salaries and Employee
   Benefits                  	2,280,868	2,339,306
 Commissions to Agents     	2,431,199	2,695,546
 Other Operating and
   Underwriting Expenses     	1,628,563	1,408,912
 Less Increase in Deferred
   Acquisition Costs       	(9,132)	(189,933)
                           	----------	----------
   TOTAL EXPENSES          	33,573,158	31,849,861
                           	----------	----------
Income Before Income Taxes and
   Minority Interest 	483,589	782,812

Provision For Income Taxes	(170,933)	(265,468)
                           	----------	---------
Income Before Minority
   Interest		312,656	517,344

Income of Consolidated
   Subsidiaries Allocated to
   Minority Stockholders 	(9,311)	6,041
 			----------	---------
NET INCOME       	$  303,345	$  523,385
			==========	==========

The accompanying notes are an integral part of the consolidated financial statements.



       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Three Months Ended
                                                       December 31,
                                                1995             1994

Net Cash Provided By
  Operating Activities	$12,326,474	$ 9,217,627
			-----------	-----------
Cash Flows From Investing Activities:
  Principal Payments on Real Estate
    Contracts and Mortgage Notes
    and Other Receivables	27,684,554	26,842,758
  Proceeds From Real Estate Sales     	921,950	609,834
  Proceeds From Investment Maturities	226,100	1,316,195
  Proceeds from Sale of Available
    for Sale Securities	28,121,115	25,299,803
  Purchase of Available for Sale
    Securities		(17,380,831)
  Proceeds From Sale Real Estate Contracts
    and Mortgage Notes and Other
    Receivables	2,335,415
  Acquisition of Real Estate Contracts and
     Mortgage Notes and Other Receivables	(77,570,084)	(38,870,490)
  Additions to Real Estate Held 	(8,938,063)	(8,016,640)
  Capital Expenditures          	(336,713)	(80,772)
                                 	-----------	------------
Net Cash Used In Investing Activities	(27,555,726)	(10,280,143)
			------------	------------
Cash Flows From Financing Activities:
Net Change Short Term Borrowings from
  Brokers and Banks	(12,646,875)	(30,052,500)
Receipts From Life and Annuity Products 	25,261,674	30,498,734
Withdrawals on Life and Annuity Products	(20,748,194)	(26,095,706)
Repayment to Banks and Others           	(33,496)	(211,310)
Issuance of Debenture Bonds           	4,791,350	10,897,221
Issuance of Preferred Stock       	554,336	1,529,959
Repayment of Debenture Bonds      	(7,206,402)	(8,411,669)
Cash Dividends   	(923,406)	(1,025,411)
Redemption of Capital Stock	(57,143)	(64,080)
                                  	-----------	-----------
Net Cash Used In Financing Activities	(11,008,156)	(22,934,762)
                                 	-----------	-----------
Net Increase (Decrease) in Cash and
  Cash Equivalents        	(26,237,408)	(23,997,278)
Cash and Cash Equivalents at Beginning
of Period                	32,798,627	29,275,716
                                    	-----------	-----------
Cash and Cash Equivalents at End
  of Period                	$ 6,561,219	$5,278,438
			===========	===========

The accompanying notes are an integral part of the consolidated financial statements.



                METROPOLITAN MORTGAGE & SECURITIES CO., INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1.	In the opinion of the Company, the accompanying unaudited
consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1995, and the results of operations for the three months ended December 31, 1995 and 1994 and changes in cash flows for the three months ended December 31, 1995 and 1994. The results of operations for the three month period ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.	The principal amount of receivables as to which payments were in arrears more than three months was $22,800,000 at December 31, 1995 and $17,500,000 at September 30, 1995.

3.	Metropolitan Mortgage & Securities Co., Inc. had no outstanding legal proceedings other than normal proceedings associated with receivable foreclosures, and/or the general business activities of the Company.

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

6.	In December 1995, the Company reassessed the appropriateness of the classifications of its securities investments. Based on this reassessment, the Company transferred $72,572,322 of securities from the Held-to-Maturity classification to the Available-for-Sale classification. This transfer was based on guidance included in the special report issued by the Financial
Accounting Standards Board, "A Guide to Implementation of
Statement 115 on Accounting for Certain Investments in Debt and
Equity Securities".

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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



Financial Condition and Liquidity:


	As of December 31, 1995, the Company had cash or cash equivalents of $6.6 million and liquid investments (trading or available-for-sale securities) of $77.8 million compared to $32.8 million in cash and cash equivalents and $31.8 million in liquid investments at September
30, 1995. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. At December 31, 1995, total cash and investments, including held-to-maturity securities, were $202.6 million as compared to $255.1 million at September 30, 1995. During the three month period ended December 31, 1995 the decrease in total cash and investments of approximately $52.4 million was primarily offset by a corresponding increase of $58.4 million in net receivables and real estate assets. During the period ended
December 31, 1995, the Company reassessed its securities classifications and transferred approximately $72.6 million from the held-to-maturity classification to the available-for-sale classification. This transfer was based on guidance provided by the Financial Accounting Standards Board through their special report for implementation of SFAS No.115 on accounting for debt securities.

	The receivable portfolio totaled $687.6 million at December 31, 1995 compared to $629.1 million at September 30, 1995. The increase resulted from the acquisition of receivables of $77.6 million plus an additional $9.7 million of loans to facilitate the sale of real estate being partially offset by principal collections on receivables of $27.7 million, sales of receivables of $2.3 million and reductions due to foreclosed receivables of approximately $2.4 million. Other adjustments related to underlying debt assumptions, accrued interest and discount amortization resulted in increases of approximately $3.6 million.

	Real estate held for sale and development decreased slightly to $91.0 million at December 31, 1995 from $91.1 million at September 30, 1995. Real estate additions of $11.6 million, including $2.7 million of foreclosed receivables, were more than offset by costs of real estate sold of $10.5 million, depreciation of $.6 million and chargeoffs to the allowance for losses of $.6 million.

	Life insurance and annuity policy reserves increased $15.7 million during the three month period ended December 31, 1995 to approximately $797.4 million from $781.7 million at September 30, 1995. This increase resulted from credited earnings of $11.2 million along with $4.5 million of new cash flow as receipts from sales of new life and annuity products of $25.2 million exceeded withdrawals of $20.7 million from existing policies. Net debenture bonds outstanding decreased by $1.9 million to $199.4 million at December 31, 1995 from $201.3 million at September 30, 1995. Net cash outflow from maturities, less issuance of new debentures, was approximately $2.4 which was offset by $.5 million increase in credited interest held. Additionally, the Company had cash flow, net of redemptions, of approximately $.5 million from the sale of preferred stock during the three months ended December 31, 1995. During the three month period ended December 31, 1995, the Company reduced a portion of its other debt payable represented by short term borrowings by $12.6 million to an approximate outstanding amount of $11.5 million in short term borrowings at December 31, 1995. In addition, the Company had liabilities at December 31, 1995 of approximately $1.6 million from securities sold, but not yet purchased.


	Total assets increased $6.2 million to $1,084.7 million at December 31, 1995 from $1,078.5 million at September 30, 1995. During the three month period, the Company primarily used cash flow from life insurance and annuity products along with existing cash and investments to increase its receivable portfolio and pay down short term borrowings. At December 31, 1995 and at September 30, 1995, the Company had net unrealized losses on securities available-for-sale in the amount of $.8 million. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.



Results of Operations:


	The Company recorded net income before preferred dividends for the three months ended December 31, 1995 of $303,000 compared to $523,000 in the prior year's period. Comparing the current year's three month period with the prior year's similar period, decreases in the net interest spread, decreases in fees, commissions and other income, increases in the provision for losses on receivables and real estate assets, were only partially offset by increased gains from the sale of real estate, sale of investment securities and the sale of receivables.

	For the three month period ended December 31, 1995, the Company reported a positive spread on its interest sensitive assets and liabilities of $6.8 million as compared to $7.0 million in the prior year's period. The total interest spread has remained relatively flat in the current stable to lower interest rate environment. This has been the result of managements decision to control life and annuity policy surrenders by maintaining stable credited rates while there has been some contraction in available investment earnings rates. Any effect on the net interest spread by controlling surrenders is normally offset by improvement in the amortization of insurance and annuity related acquisition costs. In the current year's period ended December 31, 1995, the amortization of deferred policy acquisition costs is approximately $297,000 less than in the prior year's similar period.

	During the three months ended December 31, 1995, the Company realized net gains from the sale of investments of $3,000 compared to net losses of $166,000 in the prior year period. In the prior year management had made the decision to take losses on certain investments in order to take advantage of reinvesting in higher yielding investment opportunities. Additionally, in the current year's period the Company realized gains of $85,000 from the sale of approximately $2.3 million of receivable investments.

	The Company realized net gains of $141,000 on sales of $10.6 million of real estate in the current year's period compared to net losses of $107,000 on sales of $9.3 million in the prior year's period. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities.


New Accounting Rules:


	In May 1993, Statement of Financial Accounting Standards No.114 (SFAS No.114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No.114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate of the fair value of the collateral. The Company was required to adopt this new standard as of October 1, 1995. The adoption of SFAS No.114 had no material effect on the Company's consolidated financial statements.

	The Company adopted the provisions of SFAS No.115 "Accounting for Certain Investments in Debt and Equity Securities", on September 30, 1993. Additionally, under guidance issued by the Financial Accounting Standards Board for the implementation of SFAS No.115, the Company transferred approximately $72.6 million from the Held-to-maturity classification to Available-for-Sale classification during the three month period ended December 31, 1995.

	In March 1995, SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", was issued. SFAS No.121 requires certain long-lived assets, such as the Company's real estate assets, be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. The Company is required to adopt this new standard by October 1, 1996. The Company does not anticipate that the adoption of SFAS No.121 will have a material effect on the Company's consolidated financial statements.

                        PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

		There are no material legal proceedings or actions pending or threatened against Metropolitan Mortgage & Securities Co., Inc. or to which its property is subject.

Item 2.	Changes in Securities

		N/A

Item 3.	Defaults Upon Senior Securities

		N/A

Item 4.	Submission of Matters to a Vote of Security Holders

		N/A

Item 5.	Other Information

		N/A

Item 6.	Exhibits and Reports on Form 8-K

		N/

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                   (Registrant)


                          /s/ BRUCE J. BLOHOWIAK

Date 2/20/96
     ---------------    ---------------------------------------------
                        Bruce J. Blohowiak
                        Executive Vice President, Chief Operating
                        Officer and Director

                          /s/ ERNEST JURDANA

Date 2/20/96
     ---------------    ---------------------------------------------
                            Ernest Jurdana
                            Vice President
                           (Principal Accounting Officer)

                          /s/ REUEL SWANSON

Date 2/20/96
     ----------------    --------------------------------------------
                          Reuel Swanson
                          Secretary and Director

                          /s/ STEVEN CROOKS

Date 2/20/96
     ---------------    ---------------------------------------------
                            Steven Crooks
                            Vice President