Form 10-Q
period 1996-03-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1996-05-14
CIK 65384

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
130 SHARES - Common "A" at April 31, 1996
0 SHARES - Common "B" at April 31, 1996

                METROPOLITAN MORTGAGE & SECURITIES CO., INC.



Part I - Financial Information: Index

Item 1.	Financial Statements

   Consolidated Condensed Balance Sheets --
     March 31, 1996  (Unaudited) and
     September 30, 1995

   Consolidated Condensed Statements of Income
     Three and Six Months Ended March 31, 1996 and 1995 (Unaudited)

   Consolidated Condensed Statements of Cash Flows
     Six Months Ended March 31, 1996 and 1995
     (Unaudited)

   Notes to Consolidated Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

                       Part I - Financial Information


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                               March 31,   September 30,
                                                1996            1995
                                             (Unaudited)
ASSETS
  Cash and Cash Equivalents	$ 20,096,326	$32,798,627
  Investments:
    Trading Securities, at market
    Available-for-Sale Securities,
	at market 	60,014,894	31,829,980
    Held-to-Maturity Securities,
     at amortized cost (market value
	$112,912,340 and $182,063,885) 	117,606,248	188,073,542
  Accrued Interest on Investments	1,834,889	2,372,891
			--------------	------------
      Total Cash and Investments	199,552,357	255,075,040
			--------------	------------
  Real Estate Contracts and Mortgage
    Notes and Other Receivables	723,505,416	629,085,029
  Real Estate for Sale and
    Development - Including
    Foreclosed Real Estate  	88,777,961	91,105,003
                        	 --------------	------------
  Total Receivables and
    Real Estate Assets	812,283,377	720,190,032
  Less Allowance for Losses	(8,116,009)	(8,116,065)
                 	 --------------	------------
      Net Receivables and
      Real Estate Assets  	804,167,368	712,073,967
                         	--------------	------------
  Deferred Acquisition Costs      	74,437,924	74,521,803

  Land, Building and Equipment - net
    of accumulated depreciation	8,276,017	8,148,850

  Other Assets, net of allowance	30,399,467	28,648,340
                               	 --------------	--------------
    TOTAL ASSETS           	$1,116,833,133	$1,078,468,000
                           	 ==============	==============


The accompanying notes are an integral part of the consolidated financial statements.

       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  March 31,   September 30,
                                                    1996          1995
                                                (Unaudited)

LIABILITIES
 Life Insurance and Annuity Reserves	$818,468,977	$781,716,153
 Debenture Bonds             	193,415,683	201,311,873
 Other Debt Payable                	33,907,458	25,552,451
 Securities Sold, Not Yet Purchased
 Accounts Payable and Accrued
   Expenses                         	16,813,263	15,558,818
 Deferred Income Taxes Payable        	11,866,570	12,254,475
 Minority Interest in Consolidated
   Subsidiaries                       	1,472,061	1,503,788
                           	--------------	--------------
   TOTAL LIABILITIES           	1,075,944,012	1,037,897,558
                           	    --------------	--------------
STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D,
   E Cumulative with Variable Rate,
   $10 Par Value, Authorized 8,325,000
   Issued 2,164,197 Shares and
   2,162,711 Shares (Liquidation
   Preference $48,740,983 and
   $47,825,310, respectively)	21,641,974	21,627,106
 Class A Common Stock - Voting,
   $2,250 Par Value, Authorized
   222 Shares, Issued 130 Shares,
   respectively        	293,417	293,417
 Additional Paid-In Capital	15,911,045	14,917,782
 Retained Earnings                    	4,174,896	4,561,554
 Net Unrealized Gains (Losses) on
    Investments	(1,132,211)	(829,417)
                        	 --------------	--------------
    TOTAL STOCKHOLDERS' EQUITY	40,889,121	40,570,442
                                	 --------------	--------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY   	$1,116,833,133	$1,078,468,000
                          	==============	=============

The accompanying notes are an integral part of the consolidated financial statements.

	METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

			Three Months Ended		Six Months Ended
			      March 31,		March 31,
			1996               1995		1996              1995
REVENUES:
 Insurance Premiums Earned	$	750,000	$	750,000	$	1,500,000	$	1,500,000
 Interest and Earned Discounts		22,755,006		21,492,296		44,674,881		43,226,148
 Real Estate Sales           		12,683,339		9,623,525		23,291,364		18,962,314
 Fees, Commissions, Service
  and Other Income            		761,133		556,869		1,452,690		1,532,499
 Realized Investment Gains (Losses)		21,290			(154,882)		24,090		(320,480)
 Realized Gains on Sales of
  Receivables                  		1,051,230		468,013		1,135,720		468,013
                           		----------		----------		----------		----------
   TOTAL REVENUES           		38,021,998		32,735,821		72,078,745		65,368,494
                           		----------		----------		----------		----------
EXPENSES:
 Insurance Policy and Annuity
   Benefits                		11,748,235		11,343,906		23,809,875		22,222,312
 Interest Expense          		4,301,929		4,263,856		8,080,764		8,835,621
 Cost of Real Estate Sold  		12,063,139		8,903,622		22,529,781		18,349,085
 Provision for Losses on Real
   Estate Assets           		1,336,950		1,362,737		2,271,493		2,063,133
 Salaries and Employee
   Benefits                  		2,553,940		2,483,889		4,834,808		4,823,195
 Commissions to Agents     		2,930,412		3,506,917		5,361,611		6,202,463
 Other Operating and
   Underwriting Expenses     		1,530,022		1,515,771		3,158,585		2,924,683
 Less Increase in Deferred
   Acquisition Costs       		(192,868)		(1,402,207)		(202,000)		(1,592,140)
                           		----------		----------		----------		----------
   TOTAL EXPENSES          		36,271,759		31,978,491		69,844,917		63,828,352
                           		----------		----------		----------		----------
Income Before Income Taxes and
   Minority Interest 		1,750,239		757,330		2,233,828			1,540,142

Provision For Income Taxes		(589,460)		(260,080)		(760,393)			   (525,548)
                           		----------		----------		----------			----------
Income Before Minority
   Interest		1,160,779		497,250		1,473,435			1,014,594

Income of Consolidated
   Subsidiaries Allocated to
   Minority Stockholders 		(26,887)		(12,962)	   	(36,198)		    (6,921)
 				----------		----------		----------			----------
NET INCOME       	$	1,133,892	$	484,288	$	  1,437,237		$	1,007,673
				==========		==========		==========			==========

The accompanying notes are an integral part of the consolidated financial statements.



       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Six Months Ended
                                                       March 31,
                                                1996             1995

Net Cash Provided By
  Operating Activities	$ 22,956,405	$ 26,298,999
			-----------	-----------
Cash Flows From Investing Activities:
  Principal Payments on Real Estate
    Contracts and Mortgage Notes
    and Other Receivables	58,058,181	48,344,932
  Proceeds From Real Estate Sales     	3,072,548	1,426,247
  Proceeds From Investment Maturities	13,003,474	1,815,630
  Proceeds from Sale of Available
    for Sale Securities	31,684,176	65,022,519
  Purchase of Available for Sale
    Securities	(2,139)	(32,348,934)
  Purchase of Held to Maturity Securities	(3,311,988)	(534,786)
  Proceeds From Sale Real Estate Contracts
    and Mortgage Notes and Other
    Receivables	18,311,296	16,162,286
  Acquisition of Real Estate Contracts and
     Mortgage Notes and Other Receivables	(150,597,581)	(99,913,862)
  Additions to Real Estate Held 	(16,135,196)	(19,520,971)
  Capital Expenditures          	(619,562)	(503,109)
                                 	-----------	------------
Net Cash Used In Investing Activities	(46,536,791)	(20,050,048)
			------------	------------
Cash Flows From Financing Activities:
Net Change Short Term Borrowings from
  Brokers and Banks	7,913,375	(48,306,875)
Receipts From Life and Annuity Products 	59,493,607	68,316,400
Withdrawals on Life and Annuity Products	(45,305,669)	(52,582,614)
Repayment to Banks and Others           	(1,912,362)	(367,714)
Issuance of Debenture Bonds           	7,650,338	33,192,131
Issuance of Preferred Stock       	1,105,664	3,249,251
Repayment of Debenture Bonds      	(16,145,440)	(26,521,107)
Cash Dividends   	(1,823,895)	(2,578,226)
Redemption of Capital Stock	(97,533)	(64,080)
                                  	-----------	-----------
Net Cash Provided By (Used In)
  Financing Activities	10,878,085	(25,662,834)
                                 	-----------	-----------
Net Increase (Decrease) in Cash and
  Cash Equivalents        	(12,702,301)	(19,413,883)
Cash and Cash Equivalents at Beginning
of Period                	32,798,627	29,275,716
                                    	-----------	-----------
Cash and Cash Equivalents at End
  of Period                	$ 20,096,326	$  9,861,833
			===========	===========

The accompanying notes are an integral part of the consolidated financial statements.



                METROPOLITAN MORTGAGE & SECURITIES CO., INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1.	In the opinion of the Company, the accompanying unaudited
consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, and the results of operations for the three and six months ended March 31, 1996 and 1995 and changes in cash flows for the six months ended March 31, 1996 and 1995. The results of operations for the six month period ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.	The principal amount of receivables as to which payments were in arrears more than three months was $22,550,000 at March 31, 1996 and $17,500,000 at September 30, 1995.

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


Financial Condition and Liquidity:


	As of March 31, 1996, the Company had cash or cash equivalents of $20.1 million and liquid investments (trading or available-for-sale securities) of $62.0 million compared to $6.6 million in cash and cash equivalents and $77.8 million in liquid investments at December 31, 1995 and $32.8 million in cash and cash equivalents and $31.8 million in liquid investments at September 30, 1995. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. At March 31, 1996, total cash and investments, including held-to-maturity securities, were $199.6 million as compared to $202.6 million at December 31, 1995 and $255.1 million at September 30, 1995. During the six month period ended March 31, 1996, the decrease in total cash and investments of approximately $55.5 million along with cash generated from operations and cash provided by financing sources was primarily used in funding the $92.1 million increase in net receivables and real estate assets. During the period ended December 31, 1995, the Company reassessed its securities classifications and transferred approximately $72.6 million from the held-to-maturity classification to the available-for-sale classification. This transfer was based on guidance provided by the Financial Accounting Standards Board through their special report for implementation of SFAS No. 115 on accounting for debt securities.

	The receivable portfolio totaled $723.5 million at March 31, 1996 compared to $687.6 million at December 31, 1995 and $629.1 million at September 30, 1995. During the six months ended March 31, 1996, the increase primarily resulted from the acquisition of receivables totaling $150.6 million plus an additional $20.2 million in loans to facilitate the sale of real estate being partially offset by principal collections on receivables of $58.1 million, a reduction for the cost basis of receivables sold of $17.2 million and reductions due to foreclosed receivables of approximately $6.9 million. Other adjustments related to underlying debt assumptions, accrued interest and discount amortization resulted in increases of approximately $5.8 million.

	Real estate held for sale and development decreased to $88.8 million at March 31, 1996 from $91.0 million at December 31, 1995 and $91.1 million at September 30, 1995. For the six months ended March 31, 1996, real estate additions of $22.9 million, including $6.9 million of foreclosed receivables, were more than offset by costs of real estate sold of $22.5 million, depreciation of $1.5 million and chargeoffs to the allowance for losses of $1.2 million.

	Life insurance and annuity policy reserves increased $36.8 million during the six months ended March 31, 1996 to approximately $818.5 million from $781.7 million at September 30, 1995. This increase resulted from credited earnings of $22.6 million along with $14.2 million of new cash flow as receipts from sales of new life and annuity products of $59.5 million exceeded withdrawals of $45.3 million from existing policies. Net debenture bonds outstanding decreased by $7.9 million to $193.4 million at March 31, 1996 from $201.3 million at September 30, 1995. Net cash outflow from maturities less issuance of new debentures was approximately $8.5 million which was offset by the $.6 million increase in credited interest held. Additionally, the Company had cash flow, net of redemptions, of approximately $1.0 million from the sale of preferred stock and reinvestment of preferred stock dividends during the six months ended March 31, 1996. During the six month period ended March 31, 1996, the Company increased the portion of its other debt payable represented by short term borrowings by $7.9 million to an approximate outstanding amount of $32.0 million in short term borrowings at March 31, 1996.

	Total assets increased by $38.3 million to $1,116.8 million at March 31, 1996 from $1,078.5 million at September 30, 1995. During the six month period, the Company primarily used cash flow from life insurance and annuity products along with existing cash and investments to increase its receivable portfolio and pay maturing debentures. At March 31, 1996 the Company had net unrealized losses on securities available-for-sale in the amount of $1.1 million compared to unrealized losses of $.8 million at September 30, 1995. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.


Results of Operations:


	The Company recorded net income before preferred dividends for the six months ended March 31, 1996 of $1,437,000 compared to $1,008,000 in the prior year's period. Comparing the current year's six month period with the prior year's similar period, increases in the net interest spread, increased gains from the sale of real estate, sale of investment securities and the sale of receivables, were only partially offset by increases in the provision for losses on receivables and other real estate assets and a general increase in expenses.

	For the six month period ended March 31, 1996, the Company reported a positive spread on its interest sensitive assets and liabilities of $14.3 million as compared to $13.7 million in the prior year's period. While there has been some contraction in portfolio investment earnings rates in the current year's period, the Company has also experienced reduced renewal rates on some of its life and annuity policies. Currently the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates and thus a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities reprice faster than its assets. Any effect on the net interest spread by controlling surrenders is normally offset by improvement in the amortization of insurance and annuity related acquisition costs. The degree of amortization on insurance and annuity related acquisition costs is a direct result of the projected rate of these customer surrenders and the future spread earnings. In the current year's period ended March 31, 1996, the amortization of deferred policy acquisition costs was approximately $321,000 less than in the prior year's similar period primarily due to a reduction in surrenders and the sale of OSL.

	During the six months ended March 31, 1996, the Company realized net gains from the sale of investments of $24,000 compared to net losses of $320,000 in the prior year's period. In the prior year management had made the decision to take losses on certain investments in order to take advantage of reinvesting in higher yielding investment opportunities. Additionally, in the current year's period the Company realized gains of $1.1 million from the sale of approximately $17.2 million of receivable investments, while in the prior year sales of approximately $15.7 million of receivable investments produced realized gains of $468,000.

	The Company realized net gains of $762,000 on sales of $23.3 million of real estate in the current year's period compared to net gains of $613,000 on sales of $19.0 million in the prior year. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities.

	In the six months ended March 31, 1996, the Company made provisions for losses on real estate assets of approximately $2.3 million as compared to $2.1 million in the prior year's period. Even with the increased receivable portfolio in the current year, the provisions in each period has remained relatively stable based on stable receivable delinquency rates and a stable to improving real estate market.

	During the six months ended March 31, 1996, the Company capitalized approximately $1.7 million less in deferred acquisition costs associated with receipts from sales of life insurance and annuity products. This reduction is primarily the result of the sale of OSL in May 1995. In the current year's period, without the benefit of OSL, receipts from the sales of life and annuity products was approximately $59.5 million as compared to $68.3 million in the prior year, which included OSL for the entire period. After amortization, the net increase of deferred acquisition costs in current year's period was approximately $200,000 as compared to $1.6 million in the prior year's similar period.


New Accounting Rules:


	In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate of the fair value of the collateral. The Company was required to adopt this new standard as of October 1, 1995. The adoption of SFAS No. 114 had no material effect on the Company's consolidated financial statements.

	The Company adopted the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", on September 30, 1993. Additionally, under guidance issued by the Financial Accounting Standards Board for the implementation of SFAS No. 115, the Company transferred approximately $72.6 million from the Held-to-maturity classification to Available-for-Sale classification during the three month period ended December 31, 1995.

	In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", was issued. SFAS No. 121 requires certain long-lived assets, such as the Company's real estate assets, be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. The Company is required to adopt this new standard by October 1, 1996. The Company does not anticipate that the adoption of SFAS No. 121 will have a material effect on the Company's consolidated financial statements.

                        PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

		There are no material legal proceedings or actions pending or threatened against Metropolitan Mortgage & Securities Co., Inc. or to which its property is subject.

Item 2.	Changes in Securities

		N/A

Item 3.	Defaults Upon Senior Securities

		N/A

Item 4.	Submission of Matters to a Vote of Security Holders

A.	On February 26, 1996, the annual meeting of stockholders was
	convened.

B.	The meeting included the election of the following directors:
	C. Paul Sandifur, Jr.
	Bruce Blohowiak
	Reuel Swanson
	Irv Marcus
	Charles Stolz
	John Trimble
	Harold Erfurth
	Neal Fosseen (Honorary Non-Voting Member)

The vote was unanimous. There are no other directors of the Company whose term of office continued after the meeting.

C.	There were no other matters voted upon at the meeting.

D.	N/A

Item 5.	Other Information

		N/A

Item 6.	Exhibits and Reports on Form 8-K

		N/

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                   (Registrant)

                           /s/ C. PAUL SANDIFUR, JR.

Date   May 14, 1996
     ---------------    ---------------------------------------------
                        C. Paul Sandifur, Jr.
                        Chairman, President, Chief Executive Officer

                          /s/ BRUCE J. BLOHOWIAK

Date   May 14, 1996
     ---------------    ---------------------------------------------
                        Bruce J. Blohowiak
                        Executive Vice President, Chief Operating
                        Officer and Director

                          /s/STEVEN CROOKS

Date   May 14, 1996
     ---------------    ---------------------------------------------
                            Steven Crooks
                            Vice President
                           (Principal Accounting Officer)

                          /s/ REUEL SWANSON

Date   May 14, 1996
     ----------------    --------------------------------------------
                          Reuel Swanson
                          Secretary and Director