Form 10-Q
period 1996-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1996-08-16
CIK 65384

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
130 SHARES - Common "A" at July 31, 1996
0 SHARES - Common "B" at July 31, 1996

                METROPOLITAN MORTGAGE & SECURITIES CO., INC.



Part I - Financial Information: Index

Item 1.	Financial Statements

   Consolidated Condensed Balance Sheets --
     June 30, 1996  (Unaudited) and
     September 30, 1995

   Consolidated Condensed Statements of Income
     Three and Nine Months Ended June 30, 1996 and 1995 (Unaudited)

   Consolidated Condensed Statements of Cash Flows
     Nine Months Ended June 30, 1996 and 1995
     (Unaudited)

   Notes to Consolidated Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

                       Part I - Financial Information


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                               June 30,   September 30,
                                                1996            1995
                                             (Unaudited)
ASSETS
  Cash and Cash Equivalents	$ 10,668,122	$32,798,627
  Investments:
    Trading Securities, at market
    Available-for-Sale Securities,
	at market 	54,320,432	31,829,980
    Held-to-Maturity Securities,
     at amortized cost (market value
	$119,553,143 and $182,063,885) 	125,609,443	188,073,542
  Accrued Interest on Investments	2,801,710	2,372,891
			--------------	------------
      Total Cash and Investments	193,399,707	255,075,040
			--------------	------------
  Real Estate Contracts and Mortgage
    Notes and Other Receivables	731,332,126	629,085,029
  Real Estate for Sale and
    Development - Including
    Foreclosed Real Estate  	85,936,951	91,105,003
                        	 --------------	------------
  Total Receivables and
    Real Estate Assets	817,269,077	720,190,032
  Less Allowance for Losses	(8,477,002)	(8,116,065)
                 	 --------------	------------
      Net Receivables and
      Real Estate Assets  	808,792,075	712,073,967
                         	--------------	------------
  Deferred Acquisition Costs      	74,145,892	74,521,803

  Land, Building and Equipment - net
    of accumulated depreciation	8,435,690	8,148,850

  Other Assets, net of allowance	32,485,124	28,648,340
                               	 --------------	--------------
    TOTAL ASSETS           	$1,117,258,488	$1,078,468,000
                           	 ==============	==============


The accompanying notes are an integral part of the consolidated financial statements.

       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  June 30,   September 30,
                                                    1996          1995
                                                (Unaudited)

LIABILITIES
 Life Insurance and Annuity Reserves	$825,609,979	$781,716,153
 Debenture Bonds             	192,210,710	201,311,873
 Other Debt Payable                	21,520,897	25,552,451
 Securities Sold, Not Yet Purchased
 Accounts Payable and Accrued
   Expenses                         	17,766,280	15,558,818
 Deferred Income Taxes Payable        	13,489,035	12,254,475
 Minority Interest in Consolidated
   Subsidiaries                       	1,510,525	1,503,788
                           	--------------	--------------
   TOTAL LIABILITIES           	1,072,107,426	1,037,897,558
                           	    --------------	--------------
STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D,
   E Cumulative with Variable Rate,
   $10 Par Value, Authorized 8,325,000
   Issued 2,152,365 Shares and
   2,162,711 Shares (Liquidation
   Preference $49,015,661 and
   $47,825,310, respectively)	21,523,647	21,627,106
 Class A Common Stock - Voting,
   $2,250 Par Value, Authorized
   222 Shares, Issued 130 Shares,
   respectively        	293,417	293,417
 Additional Paid-In Capital	16,305,360	14,917,782
 Retained Earnings                    	8,074,059	4,561,554
 Net Unrealized Gains (Losses) on
    Investments	(1,045,421)	(829,417)
                        	 --------------	--------------
    TOTAL STOCKHOLDERS' EQUITY	45,151,062	40,570,442
                                	 --------------	--------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY   	$1,117,258,488	$1,078,468,000
                          	==============	=============

The accompanying notes are an integral part of the consolidated financial statements.

	METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

			Three Months Ended		Nine Months Ended
			      June 30,		June 30,
			1996               1995		1996              1995
REVENUES:
 Insurance Premiums Earned	$	750,000	$	725,000	$	2,250,000	$	2,225,000
 Interest and Earned Discounts		22,572,267		21,632,908		67,247,148		64,859,056
 Real Estate Sales           		13,326,831		10,102,055		36,618,195		29,064,369
 Fees, Commissions, Service
  and Other Income            		1,069,167		1,431,697		2,521,857		2,964,196
 Realized Investment Gains (Losses)		(3,039)			307,515		21,051		(12,965)
 Realized Gains on Sales of
  Receivables                  		7,602,836		600,689		8,738,556		1,068,702
                           		----------		----------		----------		----------
   TOTAL REVENUES           		45,318,062	34,799,864		117,396,807		100,168,358
                           		----------		----------		----------		----------
EXPENSES:
 Insurance Policy and Annuity
   Benefits                		12,127,104	11,649,869		35,936,979		33,872,181
 Interest Expense          		4,315,805		3,869,359		12,396,569		12,704,980
 Cost of Real Estate Sold  		12,851,751		9,578,780		35,381,532		27,927,865
 Provision for Losses on Real
   Estate Assets           		1,353,838		822,094		3,625,331		2,885,227
 Salaries and Employee
   Benefits                  		2,609,658		2,466,458		7,444,466		7,289,653
 Commissions to Agents     		2,692,753		3,668,471		8,054,364		9,870,934
 Other Operating and
   Underwriting Expenses     		1,793,455		1,308,502		4,952,040		4,233,185
 Less Increase in Deferred
   Acquisition Costs       		65,442		(854,895)		(136,558)		(2,447,035)
                           		----------		----------		----------		----------
   TOTAL EXPENSES          		37,809,806		32,508,638		107,654,723		96,336,990
                           		----------		----------		----------		----------
Income Before Income Taxes and
   Minority Interest 		7,508,256		2,291,226		9,742,084			3,831,368

Provision For Income Taxes		(2,563,902)		(659,396)		(3,324,295)			(1,184,944)
                           		----------		----------		----------			----------
Income Before Minority
   Interest		4,944,354		1,631,830	6,417,789			2,646,424

Income of Consolidated
   Subsidiaries Allocated to
   Minority Stockholders 		(38,464)		(41,257)	   	(74,662)		   (48,178)
 				----------		----------		----------			----------
NET INCOME       	$	4,905,890	$	1,590,573	$	  6,343,127		$	2,598,246
				==========		==========		==========			==========

The accompanying notes are an integral part of the consolidated financial statements.



       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Nine Months Ended
                                                       June 30,
                                                1996             1995

Net Cash Provided By
  Operating Activities	$38,669,083	$ 27,056,461
			-----------	-----------
Cash Flows From Investing Activities:
  Sale of Subsidiaries, Net of Cash Given		(1,406,873)
  Principal Payments on Real Estate
    Contracts and Mortgage Notes
    and Other Receivables	87,452,164	68,639,822
  Proceeds From Real Estate Sales     	9,600,449	2,641,454
  Proceeds From Investment Maturities	23,497,107	2,098,271
  Proceeds from Sale of Available
    for Sale Securities	31,684,176	92,723,926
  Purchase of Available for Sale
    Securities	(4,289,580)	(34,387,059)
  Purchase of Held to Maturity Securities	(12,181,445)	(1,423,700)
  Proceeds From Sale Real Estate Contracts
    and Mortgage Notes and Other
    Receivables	135,535,851	27,189,632
  Acquisition of Real Estate Contracts and
     Mortgage Notes and Other Receivables	(297,574,808)	(157,416,396)
  Additions to Real Estate Held 	(23,267,320)	(28,446,593)
  Capital Expenditures          	(1,012,383)	(735,003)
                                 	-----------	------------
Net Cash Used In Investing Activities	(50,555,789)	(30,522,519)
			------------	------------
Cash Flows From Financing Activities:
Net Change Short Term Borrowings from
  Brokers and Banks	(4,750,375)	(46,797,500)
Receipts From Life and Annuity Products 	84,971,944	113,843,087
Withdrawals on Life and Annuity Products	(75,290,856)	(87,056,993)
Repayment to Banks and Others           	(2,002,042)	(397,926)
Issuance of Debenture Bonds           	7,650,338	44,257,648
Issuance of Preferred Stock       	1,596,054	3,949,300
Repayment of Debenture Bonds      	(19,276,305)	(38,206,505)
Cash Dividends   	(2,830,622)	(3,587,088)
Redemption of Capital Stock	(311,935)	(395,172)
                                  	-----------	-----------
Net Cash Provided By (Used In)
  Financing Activities	(10,243,799)	(14,391,149)
                                 	-----------	-----------
Net Increase (Decrease) in Cash and
  Cash Equivalents        	(22,130,505)	(17,857,207)
Cash and Cash Equivalents at Beginning
of Period                	32,798,627	29,275,716
                                    	-----------	-----------
Cash and Cash Equivalents at End
  of Period                	$ 10,668,122	$ 11,418,509
			===========	===========

The accompanying notes are an integral part of the consolidated financial statements.



                METROPOLITAN MORTGAGE & SECURITIES CO., INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1.	In the opinion of the Company, the accompanying unaudited
consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three and nine months ended June 30, 1996 and 1995 and changes in cash flows for the nine months ended June 30, 1996 and 1995. The results of operations for the nine month period ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.	The principal amount of receivables as to which payments were in
arrears more than three months was $23,000,000 at 	June 30, 1996
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
CONDITION AND RESULTS OF OPERATIONS


Completed Transactions:

	In May 1996, Metropolitan Mortgage & Securities Co., Inc. (Metro or the Company) and its subsidiary Western United Life Assurance
Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Tryon Mortgage Funding, Inc. Approximately $122.9 million of receivable collateral, with $115.4 million from Metro and WULA, was sold in the securitization with proceeds, after costs, of approximately $120.2 million, with $113.0 million allocated to Metro and WULA. With an amortized cost of approximately $105.9 million in the receivables sold in the securitization, Metro and WULA recorded approximately $7.1 million in gains from their portion of the sale. Tryon Mortgage Funding, Inc.
sold in a public offering approximately $115.5 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold to the general public, approximately $7.4 million in support class certificates and residual class certificates were returned to the various co-sellers of the collateral included in the securitization. Metro and WULA received approximately $106.6 million, after costs, from the public offering and received approximately $6.4 million (fair market value) in support class and residual class certificates.

	On January 31, 1995, Metro and Summit Securities, Inc. (Summit) completed a purchase/sale transaction whereby 100% of the outstanding common stock of Metropolitan Investment Securities, Inc. (MIS) was sold to Summit. The cash purchase/sale price was $288,950, the approximate net book value of MIS at closing, MIS is a limited-purpose broker dealer and the exclusive broker/dealer for the securities sold by Metro and Summit. It is anticipated that this sale will not materially effect the future business operations of MIS. Additionally, by agreement, effective January 31, 1995, Metro discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development subsidiary employing these same individuals who had previously been employed by Metro. Summit Property Development Corporation, a 100% owned subsidiary of Summit, has negotiated an agreement with Metro to provide future property development services.

	On May 31, 1995, Metro and Summit completed a purchase/sale transaction whereby 100% of the outstanding common stock of Old Standard Life Insurance Company (OSL) was sold to Summit. The cash purchase/sale price was $2,722,000, the approximate net book value of OSL at closing, with future contingency payments based on the earnings of OSL. The purchase/sale price plus estimated future contingency payments approximated the actuarial appraised valuation of OSL. OSL is engaged in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. The purchase of OSL decreased total assets by approximately $48.9 million while total liabilities decreased by approximately $46.2 million. Significant assets acquired included cash and cash equivalents of $4.1 million, investments of $9.4 million, receivables of $32.1 million, real estate of $.5 million, deferred acquisition costs of $2.6 million and other assets of $.2 million. Significant liabilities assumed included insurance annuity reserves of $44.5 million and accounts payable and other liabilities of $1.7 million.


Pending Transactions:

	During July 1996, the Company finalized the first phase of a sale transaction with a major insurance company wherein the Company received $19.7 million for the sale of lottery receivables, resulting in a pre-tax gain from the sale of approximately $1.5 million. Additionally in August 1996, the Company completed the second phase of the sale receiving approximately $5.7 million, resulting in additional pre-tax gains of approximately $298,000.


Financial Condition and Liquidity:

	As of June 30, 1996, the Company had cash or cash equivalents of $10.7 million and liquid investments (trading or available-for-sale securities) of $54.3 million compared to $20.1 million in cash and cash equivalents and $62.0 million in liquid investments at March 31, 1996, $6.6 million in cash and cash equivalents and $77.8 million in liquid investments at December 31, 1995 and $32.8 million in cash and cash equivalents and $31.8 million in liquid investments at September 30, 1995. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. At June 30, 1996, total cash and investments, including held-to-maturity securities, were $193.4 million as compared to $199.6 million at March 31, 1996, $202.6 million at December 31, 1995 and $255.1 million at September
30, 1995. During the nine month period ended June 30, 1996, the decrease in total cash and investments of approximately $61.7 million along with cash generated from operations and cash provided by financing sources was primarily used in funding the $96.7 million increase in net receivables and real estate assets. During the period ended December 31, 1995, the Company reassessed its securities classifications and transferred approximately $72.6 million from the held-to-maturity classification to the available-for-sale classification. This transfer was based on guidance provided by the financial Accounting Standards Board through their special report for implementation of SFAS No.115 on accounting for debt securities.

	The receivable portfolio totaled $731.3 million at June 30, 1996 compared to $723.5 million at March 31, 1996, $687.6 million at December 31, 1995 and $629.1 million at September 30, 1995. During the nine months ended June 30, 1996, the increase primarily resulted from the acquisition of receivables totaling $297.6 million plus an additional $27.0 million in loans to facilitate the sale of real estate being partially offset by principal collections on receivables of $87.5 million, a reduction for the cost basis of receivables sold of $126.8 million and reductions due to foreclosed receivables of approximately $11.4 million. Other adjustments related to underlying debt assumptions, accrued interest and discount amortization resulted in increases of approximately $3.3 million during the period.

	Real estate held for sale and development decreased to $85.9 million at June 30, 1996 from $88.8 million at March 31, 1996, $91.0 million at December 31, 1995 and $91.1 million at September 30, 1995.
 For the nine months ended June 30, 1996, real estate additions of $34.6 million, including $11.4 million of foreclosed receivables, were more than offset by costs of real estate sold of $35.4 million, depreciation of $2.5 million and chargeoffs to the allowance for losses of $1.9 million.

	Life insurance and annuity policy reserves increased $43.9 million during the nine months ended June 30, 1996 to approximately $825.6 million from $781.7 million at September 30, 1995. This increase resulted from credited earnings of $34.2 million along with $9.7 million of new cash flow as receipts from sales of new life and annuity products of $85.0 million exceeded withdrawals of $75.3 million from existing policies. Net debenture bonds outstanding decreased by $9.1 million to $192.2 million at June 30, 1996 from $201.3 million at September 30, 1995. Net cash outflow from maturities less issuance of new debentures was approximately $11.6 million which was offset by the $2.5 million increase in credited interest held. Additionally, the Company had cash flow, net of redemptions, of approximately $1.3 million from the sale of preferred stock and reinvestment of preferred stock dividends during the nine months ended June 30, 1996. During the nine month period ended June 30, 1996, the Company decreased the portion of its other debt payable represented by short term borrowings by $4.8 million to an approximate outstanding amount of $19.4 million in short term borrowings on June 30, 1996.

	Total assets increased by $38.8 million to $1,117.3 million at June 30, 1996 from $1,078.5 million at September 30, 1995. During the nine month period, the Company primarily used cash flow from life insurance and annuity products along with existing cash and investments to increase its receivable portfolio and pay maturing debentures. At June 30, 1996 the Company had net unrealized losses on securities available-for-sale in the amount of $1.0 million as compared to unrealized losses of $.8 million at September 30, 1995. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.


Results of Operations:

	The Company recorded net income before preferred dividends for the nine months ended June 30, 1996 of $6,343,000 compared to $2,598,000 in the prior year's period. Comparing the current year's nine month period with the prior year's similar period, increases in the net interest spread, increased gains from the sale of real estate, sale of investment securities and the sale of receivables, were only partially offset by a reduction in other fees and commission revenues, increases in the provision for losses on receivables and other real estate assets, an increase in general operating expenses and related provision for income taxes.

	For the nine month period ended June 30, 1996, the Company reported a positive spread on its interest sensitive assets and liabilities of $21.1 million as compared to $20.5 million in the prior year's period. While there has been some contraction in portfolio investment earnings rates in the current year's period, the Company has also experienced reduced renewal rates on some of its life and annuity policies. Currently the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates and thus a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities reprice faster than its assets. Any effect on the net interest spread by controlling surrenders is normally offset by improvement in the amortization of insurance and annuity related acquisition costs. The degree of amortization on insurance and annuity related acquisition costs is a direct result of the projected rate of these customer surrenders and the future spread earnings. In the current year's period ended June 30, 1996, the amortization of deferred policy acquisition costs was approximately $615,000 less than in the prior year's similar period primarily due to a reduction in surrenders and the sale of OSL.

	During the nine months ended June 30, 1996, the Company realized net gains from the sale of investments of $21,000 compared to net losses of $13,000 in the prior year's period. Additionally, in the current year's period the Company realized gains of $8.7 million from the sale of approximately $135.5 million of receivable investments, while in the prior year sales of approximately $27.2 million of receivable investments produced realized gains of $1.1 million. The Company realized gains of $1.2 million on sales of $36.7 million of real estate in the current year's period compared to net gains of $1.1 million on sales of $29.1 million in the prior year. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities.

	In the nine months ended June 30, 1996, the Company recorded other fees and commission revenues of $2.5 million as compared to $3.0 million in the prior year. The reduction in the current year is primarily the result of the sales of subsidiaries, MIS and OSL.

	In the nine months ended June 30, 1996, the Company made provisions for losses on receivables and real estate assets of approximately $3.6 million as compared to $2.9 million in the prior year's period. The increased provision is the result of increased activity in the receivable portfolio and the real estate asset portfolio. The Company has experienced a slight increase in receivable delinquency rates, however, a stable to improving real estate market has offset the effects of the delinquency rate increases.

	During the nine months ended June 30, 1996, the Company capitalized approximately $2.9 million less in deferred acquisition costs associated with receipts from sales of life insurance and annuity products. This reduction is primarily the result of the sale of OSL in May 1995 along with the Company's managed reduction of the sales of life insurance and annuity products. In the current year's period, without the benefit of OSL, receipts from the sales of life and annuity products was approximately $85.0 million as compared to $113.8 million in the prior year, which included OSL for the eight months through May 1995. After amortization, the net increase of deferred acquisition costs in the current year's period was approximately $140,000 as compared to $2.4 million in the prior year's similar period.


New Accounting Rules:

	In May 1993, Statement of Financial Accounting Standards No.114 (SFAS No.114) "Accounting by Creditors for Impairment of a Loan" was issued. Additionally, in October 1994, SFAS No.118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (an amendment to SFAS No.114) was issued. SFAS No.114
(as amended by SFAS No.118) requires certain impaired loans be measured based on the present value of expected cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company was required to adopt the new standard by October 1, 1995. The adoption of SFAS No.114 and SFAS No.118 had no material effect on the consolidated financial statements.

	The Company adopted the provisions of SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities" on September
30, 1993.   Additionally, under guidance issued by the Financial
Accounting Standards Board for the implementation of SFAS No.115, the Company transferred approximately $72.6 million in Held-to-Maturity investments to Available-for-Sale investments during the three month period ending December 31, 1995.

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

                     METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                   (Registrant)

                           /s/ C. PAUL SANDIFUR, JR.

Date	August 15, 1996
     ---------------    ---------------------------------------------
                        C. Paul Sandifur, Jr.
                        Chairman, President, Chief Executive Officer

                          /s/ BRUCE J. BLOHOWIAK

Date	August 15, 1996
     ---------------    ---------------------------------------------
                        Bruce J. Blohowiak
                        Executive Vice President, Chief Operating
                        Officer and Director

                          /s/STEVEN CROOKS

Date	August 15, 1996
     ---------------    ---------------------------------------------
                            Steven Crooks
                            Vice President
                           (Principal Accounting Officer)