Form 10-K405
period 1996-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1997-01-13
CIK 65384

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1996.

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

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Series:

	C	438,343 shares	E-3	107,874	shares
	D	673,915 shares	E-4	62,978	shares
	E-1	728,698 shares	E-5	13,744	shares
	E-2	45,579 shares	E-6	80,689	shares

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

	Class A Common Stock: 130

Documents incorporated by reference:  None
PART I

ITEM 1.	BUSINESS:

		Terms:

For ease of reading, the following is a compilation of several of the defined terms which appear regularly within this document. Also, See "Business".

Consolidated Group: This term refers to the combined businesses consisting of Metropolitan and all of its subsidiaries.

Debentures:	Where this term is capitalized, it refers to the
Installment and Investment Debentures being offered herein. Where not capitalized, it refers to debentures of Metropolitan generally.

Metropolitan:	This term refers to the parent company, Metropolitan
Mortgage & Securities, Co., Inc., exclusive of its subsidiaries.

Metwest:	Metwest Mortgage Services, Inc., a subsidiary of
Metropolitan.

Preferred Stock:	Where this term is capitalized, it refers to the
Series E-6 Preferred Stock being offered herein. Where it is not capitalized, it refers to preferred stock of Metropolitan generally.

Receivables:	Investments in cash flows, consisting of obligations
collateralized by real estate (both pre existing obligations purchased in the secondary market, and obligations originated by Metwest), structured settlements, annuities, lottery prizes and other investments.

Western United: Western United Life Assurance Company, a subsidiary of Metropolitan.

Affiliated Companies: The following companies are affiliated with Metropolitan through the common control of C. Paul Sandifur, Jr. Metropolitan and its subsidiaries provide services to these companies for a fee and engage in various business transactions with these companies:

Arizona Life:  Arizona Life Insurance Company

Summit:  Summit Securities, Inc.

MIS:  Metropolitan Investment Securities, Inc.

Summit PD:  Summit Property Development, Inc.

Old Standard:  Old Standard Life Insurance Company.

ORGANIZATIONAL CHART
METROPOLITAN MORTGAGE & SECURITIES CO., INC.
(as of December 31, 1996)
____________________________________|______________________________
	|			|	|
	100%			|	96.5%
	Metwest			|	Consumers
	Mortgage			|	Group
	Services, Inc.			|	Holding
				|	Co., Inc.
				|	|
				|	|
				|	100%
				|	Consumers Insurance
				|	Co., Inc.
				|	|
				|	75.5%
				   24.5% ->	Western United
					Life Assurance
					Company

Metropolitan Mortgage & Securities Co., Inc. - Parent organization, invests in Receivables and other investments, including real estate development, with proceeds from investments and securities offerings.
Consumers Group Holding Co., Inc. - A holding company, its sole business activity currently being that of a shareholder of Consumers Insurance Co., Inc.
Consumers Insurance Co., Inc. - Property and casualty insurer, its principal business activity currently being that of a shareholder of Western United Life Assurance Company.
Western United Life Assurance Company - Metropolitan's largest subsidiary and largest company within the Consolidated Group, is engaged in investing in Receivables and other investments principally funded by life insurance policy and annuity contract sales. Western United is domiciled in the State of Washington. Metwest Mortgage Services, Inc. - Performs loan origination, collection and servicing functions and is an FHA/HUD licensed servicer and lender.


Metropolitan is the sole owner of several additional subsidiaries which own certain individual development properties. See "Business
- Real Estate Development".


BUSINESS

OVERVIEW

	Metropolitan was established in 1953. Through growth and acquisitions, it has developed into a diversified institution, with assets exceeding one billion dollars. Its subsidiaries include an annuity and life insurance company, Western United, and a Receivable servicer and loan originator, Metwest.

	The Consolidated Group's principal business activity is investing in Receivables. The Receivables primarily consist of real estate contracts and promissory notes collateralized by liens on real estate. The Consolidated Group predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing. This market is commonly referred to as the non conventional or "B/C" market. Because borrowers in this market generally have blemished credit records, underwriting practices focus more strongly on the collateral value as the ultimate source for repayment. This contrasts to the conventional or "A" credit market which focuses on borrowers with stronger credit records. See "BUSINESS-Receivable Investments. In addition to investing in existing Receivables, the Consolidated Group began originating "B/C" loans during late fiscal 1996 through Metwest. See "BUSINESS-
Receivable Investments-Loan Originations". Metropolitan and its subsidiaries also acquire other types of Receivables, including but not limited to lottery prizes, structured settlements and annuities.
See "BUSINESS-Receivable Investments-Lotteries, Structured Settlements
& Annuities"

	All Receivables are purchased at prices calculated to provide a desired yield. Often, in order to obtain the desired yield, the Receivables will be purchased at a discount from their face amount, or at a discount from their present value. See "BUSINESS-Yield and Discount Considerations ". The Consolidated Group strives to achieve a positive spread between its investments and its cost of funds.

	In addition to the Consolidated Group's Receivable investments, Western United and to a lesser extent Metropolitan invest funds in securities which predominantly consist of investment grade corporate bonds, U.S. Treasury, and government agency obligations, mortgage backed securities, and other securities including security hedging investments, and the subordinate certificate and residual interests created out Receivable securitizations. See "BUSINESS-SECURITIES INVESTMENTS" & "BUSINESS-Receivable Sales and Securitizations."

	The Consolidated group has developed several funding sources. These sources include Receivable investment income; the issuance of annuity and life insurance policies; the sale of assets including sales through securitizations; the sale of debentures, and preferred stock; collateralized borrowing; the sale of real estate and securities portfolio earnings. See "BUSINESS-Method of Financing".

	Metropolitan also sells and develops real estate primarily as the result of repossessions of Receivables. In addition, Metropolitan is the developer of a timeshare resort, Lawai Beach Resort, located on Kauai, Hawaii. See "BUSINESS-REAL ESTATE DEVELOPMENT".

RECEIVABLE INVESTMENTS

Introduction

	Metropolitan has been investing in Receivables for its own account for over forty years. Metropolitan also provides Receivable acquisition and underwriting services to its subsidiary, Western United, and to Old Standard, Summit and Arizona Life. See "BUSINESS-Receivable Investments-Management & Acquisition Services" & "CERTAIN TRANSACTIONS". The evaluation, underwriting, and closing is performed at Metropolitan's headquarters in Spokane, Washington. The following information describes the Consolidated Group's Receivable acquisition and underwriting procedures as of the date of this prospectus. These practices may be amended, supplemented and changed at any time at the discretion of the Consolidated Group.

	Types of Receivables:

	The Consolidated Group's Receivable acquisitions include two principal types of Receivables: 1)Receivables collateralized by real estate (both the acquisition of existing loans and the origination of loans), and 2)lotteries, structured settlements and annuities. The majority of the real estate Receivables are collateralized by first position liens on single family residences, including land with mobile homes, and condominiums. To a lesser extent, the Consolidated Group acquires Receivables collateralized by commercial real estate and undeveloped land. In addition, it acquires Receivables collateralized by second and lower lien positions.

	Secondary Mortgage Markets:

	The market for the acquisition of existing real estate Receivables is commonly referred to as the secondary mortgage market.
 The private secondary mortgage market consists of individual Receivables or small pools of Receivables which are held and sold by individual investors. These Receivables are typically the result of seller financed sales of real estate. The institutional secondary mortgage market consists of the sale and resale of Receivables which were originated or acquired by a financial institution and which are sold in groups, commonly called pools. The Consolidated Group acquires Receivables through both the private and the institutional secondary mortgage markets.

	Loan Originations:

	During late 1996, Metwest began originating loans collateralized by real estate. See "BUSINESS-Receivable Investments-loan originations".

	Receivable servicing and collections:

	Metwest performs all Receivable servicing and collections for itself, Metropolitan, Western United, the aforementioned affiliates and for others. See "BUSINESS-Receivable Investments-Servicing &
Collection" & "CERTAIN TRANSACTIONS".

Receivable Acquisition Volume:

Metropolitan's Receivable acquisition activities (total activities for itself and for others), grew from approximately $142.5 million in 1994, and $259.8 million in 1995, to $382.1 million in 1996. During 1996, the average monthly acquisition volume was approximately $31.8 million. At the same time, Metropolitan's median closing time has improved to 20 days in 1996, in comparison to 23 days in 1995, and 24 days in 1994. Management considers closing time to be an important factor in a seller's decision to sell a Receivable to Metropolitan.

Receivables Acquisitions: Sources, Strategies and Underwriting

	Metropolitan has developed marketing techniques and sources, and underwriting practices for each of the different types of Receivables.
 In general, the real estate Receivables acquired or originated by the Consolidated Group consist of non conventional, "B/C" credit loans. These types of Receivables possess characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending. This type of lending requires that the lender focus not only on the borrowers' ability to pay, but also the quality of the collateral as the ultimate recourse in the event of the borrower's default.

Private Secondary Mortgage Market Sources

	Currently, the majority of the Consolidated Group's Receivables are acquired through the private secondary mortgage market. See
"BUSINESS-Current Mix of Receivable Investment" This market principally consists of loans which were originated through the seller of a property financing the purchaser's acquisition. Metropolitan's principal source for private market Receivables are independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable.

Private Market Acquisition Strategies

	Metropolitan's private secondary market acquisition strategy is designed to provide flexible structuring and pricing alternatives to the Receivable seller, and quick closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase quality Receivables. In order to enhance its position in this market, Metropolitan is implementing the following acquisition strategies: 1)centralizing acquisition activities, 2) expanding the use of Metropolitan's Receivable submission software, BrokerNet, 3) designing and implementing flexible Receivable acquisition pricing options, 4) designing and implementing fast closing programs, and 5) designing and implementing broker incentive programs.

1)  Centralization of acquisition activities:

	Currently, the Receivable brokers contact one of Metropolitan's branch offices to submit the Receivable for evaluation. During the first two quarters of fiscal 1997, Metropolitan plans to close all of its branch offices and in turn plans to expand the Receivable acquisition staff at its home office in Spokane, which will be called the Contract Negotiation Center. This change is intended to increase the closing speed, and decrease acquisitions costs through, among other things, the use of technological advances including the newly developed BrokerNet software.

	2) BrokerNet software:

	BrokerNet was developed by Metropolitan to enhance its position in the private secondary mortgage market, principally through streamlining submissions, underwriting and the closing process. It is a menu driven software program which assists brokers in preparing accurate and complete Receivable submissions. It is designed to meet Metropolitan's submission requirements. In addition, the program assists in analyzing the characteristics of the Receivable, and provides online purchase price quotes based upon the Receivable's characteristics and Metropolitan's yield requirements.

This software was first available for online use by brokers in March 1996. Current plans for enhancing the software include: preparing the legal documents used to purchase a Receivable, providing internet compatibility, providing submission status tracking (expected to be available mid 1997), assist in monitoring the closing of a Receivable purchase and ultimately, transfer the Receivable data directly into the Receivable servicing and collection system.

Currently, approximately 35% of the privately purchased
Receivables are submitted to Metropolitan through BrokerNet. It is currently used by approximately 15% of the Metropolitan's brokers. Management believes that this system is more cost effective than paper submissions. Metropolitan plans to encourage broker use of BrokerNet through various financial incentive programs. The current goal is to have 50% of the brokers submitting through BrokerNet by the end of fiscal 1997.

3)  Development of flexible sales options:

	Occasionally, a Receivable seller desires a flexible pricing structure, does not wish to sell the entire Receivable, or the purchase of the entire Receivable exceeds Metropolitan's investment to collateral value underwriting standards. In these circumstances, Metropolitan has developed several options. Currently, the principal options include 1)"partial" acquisitions, 2) multiple stage payouts, and 3) the short life yield programs.

	Partial purchases are purchases of the right to receive a portion of the Receivable's balance where the seller's right to the unsold portion of the Receivable is subordinated to the interest of Metropolitan or the company for which Metropolitan negotiated the purchase. Partials include the purchase of the next series of payments (an immediate partial), the purchase of future payments or a balloon payment (a reverse partial) or the purchase of a portion of each payment (a split). Partials generally result in a reduced level of investment and commensurate reduction in the risk to the purchaser than if the entire Receivable cash flow is purchased.

	The multiple stage payout and short yield life programs are pricing programs designed to satisfy variations in seller needs. The Multiple stage payout involves the payment of the Receivable purchase price through installment payments over time. The short life yield program is available for "A" credit quality Receivables collateralized by owner occupied single family residences. This program prices Metropolitan's yield requirement assuming that the loan will balloon with a full payoff in ten years.

	4) Development of faster closing programs:

	Metropolitan has developed several submission programs which are designed to reduce closing times. The principal program consists of the Fast Track submission program which requires that the broker obtain and submit a Receivable with a current appraisal, title policy, and all other documents and verifications required to analyze, evaluate and close the transaction. Metropolitan attempts to close all accepted Fast Track submissions within seven days.

	5) Broker Incentive Programs:

	In order to maintain strong professional ties with its independent brokers, Metropolitan held its first annual Broker's Convention during the summer of 1994. The second such convention is currently planned for late 1997. In addition, various bonus commission and incentive programs as well as streamlined Receivable submission procedures have been developed and continue to be developed in order to reduce closing times.

	Currently, the principal incentive programs are the wholesale pricing program and the Premier Broker Program. The wholesale pricing program requires that brokers pay the cost of the Receivable's title policy and appraisal. In return, Metropolitan reduces its yield requirement (currently by .25%). Through the Premier Broker program, Metropolitan pays volume brokers a bonus for every $250,000 in closed Receivable acquisitions. For Brokers whose volume exceeds one million annually, Metropolitan reduces its yield requirement (currently by
 .25%) for all future acquisitions from the qualifying premier broker. Both of these programs are designed to provide an incentive to the volume broker to submit their Recievables to Metropolitan. Volume brokers are often efficient in the Receivable packaging and submission, which can result in a lower acquisition processing cost.

	Private Secondary Mortgage Market Underwriting

	Because Receivables in the private market are generally seller financed transactions, these Receivables are typically subject to terms and conditions which were negotiated to satisfy the unique needs of the particular private buyer and seller. Therefore, the underwriting of these loans requires careful evaluation of the loan documentation and terms. Metropolitan's acquisition of these Receivables should be distinguished from the conventional mortgage lending business which involves standardized documentation and terms, substantial first-hand contact by lenders with each borrower and the ability to obtain an interior inspection appraisal prior to granting a loan. Management believes that the underwriting functions that are employed in its private secondary mortgage market acquisitions are as thorough as reasonably possible considering the characteristics of the Receivables, and considering the volume of Receivables submitted for review.

	When Metropolitan is offered a Receivable through the private secondary mortgage market, the Receivable information is transmitted to one of Metropolitan's contract buyers either through an online BrokerNet submission or a traditional paper submission. Paper submissions are input by the contract buyers into the BrokerNet system. The contract buyer makes an initial evaluation of the Receivable's characteristics to verify that it satisfies the requirements for the particular type of submission.

	If the Receivable appears acceptable, it is entered into Metropolitan's submissions tracking system, and forwarded to the demography department. The demography department uses a national computerized database to identify local trends in property values, personal income, population and other economic indicators.

	The Receivable is then forwarded to the Underwriting Committee. Metropolitan's underwriting team currently consists of six individuals with a combined experience of 90 years evaluating seller financed Receivables. Receivables of $100,000 or less are evaluated by individual underwriters. Loans exceeding that amount are reviewed by a committee of at least three underwriters. Additionally, underwriters may obtain a team review of any Receivable.

	The underwriters evaluate the proposed investment to collateral value, the payor's credit and payment history, the interest rate, the demographics of the region where the collateral is located, and the potential for environmental risks. Currently, the ratio of the investment in a Receivable compared to the value of the property which collateralizes the Receivable generally does not exceed 70%-80% (depending upon acquiring company, collateral type and collateral quality) on Receivables collateralized by single family residences; 30-70% on Receivables collateralized by other types of improved property such as commercial property; and 55% on unimproved land. Management believes these collateral ratio requirements generally provide higher than conventional levels of collateral to protect the purchasing company's investment in the event of a default on a Receivable.

	Receivable investments which the Underwriting Committee identifies for legal review are referred to Metropolitan's in-house legal department which currently includes a staff of five attorneys. Receivables which exceed specified amounts are submitted to an additional special risk evaluation review. The investment amount which gives rise to special risk evaluation is dependent upon the type and quality of collateral, ranging from $250,000 for conventionally financable residential property to $100,000 for residential property which is not owner occupied, and $150,000 for Receivables collateralized by commercial property.

	Based upon Metropolitan's underwriting guidelines, the underwriters may approve the acquisition or change the terms of the acquisition, such as limiting the acquisition to a partial purchase in order to decrease the acquiring company's investment risk. If the terms are changed, the contract buyer is notified, who in turn contacts the broker to renegotiate the purchase terms. The underwriters may also approve the loan subject to certain closing criteria. If the broker and/or seller accepts the proposed transaction, a written agreement to purchase is executed, which is subject to Metropolitan's full underwriting requirements.

	Once the Receivable has been approved in principle, a current market valuation of the collateral is obtained in order to verify the investment to collateral value. These valuations can consist of 1)a valuation from a statistical valuation service, 2) an appraisal by a licensed independent appraiser or 3) an appraisal by one of Metropolitan's licensed staff appraisers.

	Statistical valuations are available in the majority of counties in the United States. They are based upon property characteristics and sales trends which can be analyzed through computer modeling. The cost of statistical valuations average approximately $35 and are available virtually instantly, compared to a cost of approximately
$250 for standard appraisals and generally a one week processing time.
 Metropolitan began using statistical valuations in 1996.
Metropolitan limits its use of statistical valuations to properties with low investment to value ratios and single family residential properties. Currently, Metropolitan is monitoring the quality of the statistical services through obtaining post closing traditional appraisals on a minimum of 10% of the acquisitions.

	When traditional appraisals are obtained, they are generally based on a drive-by inspection of the collateral and comparative sales analysis. The appraiser generally does not have access to the property for an interior inspection. Each statistical valuation and independent appraisal is also subject to review by a staff appraiser.

	The approved Receivable is provided to Metropolitan's closing department where the property title is evaluated, the legal documents are reviewed and the appraisal is reviewed. If the closer discovers any material discrepancies during the closing review, or if the Receivable does not satisfy any specified closing contingencies, then the Receivable is re-submitted to the underwriting committee for re-evaluation. Upon completion of the underwriting process and the closer's review, appropriate closing and transfer documents are executed by the seller and/or broker, transfer documents are recorded, and the transaction is funded.

Institutional Secondary Mortgage Market Sources

	During fiscal 1996, approximately $73.6 million in Receivables were institutional acquisitions. These portfolios of real estate Receivables are acquired from banks, savings and loan organizations, the Resolution Trust Corporation and the Federal Deposit Insurance Corporation and other financial institutions.

	An institutional seller typically offers a loan pool for sale in order provide liquidity, to meet regulatory requirements, to liquidate assets, or other business reasons. Over the years, Metropolitan has built relationships with several brokers and lenders who provide a regular flow of potential acquisitions to the institutional secondary department. In addition, other brokers learn about Metropolitan through word of mouth and contact Metropolitan directly. Finally, some leads on loan pools are generated by cold calling lending institutions or brokers.

	These acquisitions are typically negotiated through direct contact with the portfolio departments at the various selling institutions, or acquired through bidding at an auction. The closing costs per loan for institutional acquisitions is generally lower than private secondary mortgage market acquisitions. However, the investment yield is also generally lower than yields available in the private market. During fiscal 1996, approximately 25% of the institutional purchases were acquired from FSB Mortgage Company (a subsidiary of Federal Savings Bank of Rogers, Arkansas).

	Institutional Secondary Mortgage Market Underwriting

	Receivables acquired through the institutional mortgage market differ from those acquired in the private market in that these Receivables were generally originated by a financial institution, applying standard underwriting practices and standardized documentation. Generally, the seller provides an initial summary of the pool which typically includes the pool balance, the number of loans, the weighted average interest rate, the weighted average maturity, weighted average loan-to-value ratio, delinquency status, collateral addresses, collateral types, and lien positions.
Receivable pools are initially reviewed by the institutional secondary market staff who determine whether the pool yield and characteristics are within the current acquisition guidelines and yield requirements.

	The pool characteristics and yield are then reviewed by the Underwriting Committee. If approved by the Underwriting Committee, a letter of intent is executed and the institutional secondary marketing staff perform a due diligence review of the loan pool which generally includes: 1) review of the documentation in each individual loan file,
2) determination of the payment history and delinquency pattern of the loans, 3) determination of the individual and pool loan-to-value ratios, and maturity characteristics, and 4) determination of the economics and demography for the geographic area where the collateral is located. If the appraisal is over one year old, a new statistical valuation or traditional appraisal of the collateral is generally obtained. Any exceptions in the documentation or Receivable characteristics are noted during the due diligence review. A summary of exceptions, as determined from the due diligence, is provided to the seller to resolve prior to closing. If the exception(s) cannot be resolved, the corresponding loan(s) may be removed from the pool, the terms of the acquisition renegotiated, or the transaction canceled. Following completion of its due diligence, and acceptable resolution of any exceptions, a purchase and sale agreement is executed and the acquisition is funded and closed. Generally, these acquisitions are acquired with servicing released.

Loan Originations Sources

	During the last quarter of fiscal 1996, Metropolitan's subsidiary, Metwest, began originating residential loans and small commercial loans. The commercial lending focuses on loans of $1,500,000 or smaller. Metwest is currently licensed as a lender in twenty six states. Metwest plans to expand its activities throughout the United States during fiscal 1997. Metwest originates loans through licensed mortgage brokers who submit loan applications on behalf of the borrower. Before Metwest will enter into a broker agreement, the mortgage broker must demonstrate that it is properly licensed, experienced and knowledgeable in lending. The volume of Metwest's lending activities were immaterial to the Consolidated Group in 1996. Actual growth of this new venture cannot be predicted with certainty; however, it is currently projected that Metwest could originate as much as approximately $8-$10 million in residential loans per month by fiscal year end, which could amount to as much as approximately 30% of the Consolidated Group's Receivable investing by the end of fiscal 1997. Metwest's commercial lending activities are currently in the initial phases, and management is unable to predict with any level of certainty the volume of commercial loans which may be originated during fiscal 1997.

	Loan Originations Underwriting

	Loans originated by Metwest are underwritten applying criteria which include the following: evaluation of the borrower's credit, obtaining a current appraisal of the collateral, and obtaining title insurance. The borrower's credit determines the down payment and interest rate which Metwest will require. A lower credit rating would result in a higher required down payment and higher interest rate. Metwest will lend up to 90% of the collateral's value on "A" credit borrowers, which decreases to 70% for "D" credit borrowers. Unlike the Receivables purchased in the private secondary mortgage market, the loans originated by Metwest have standard documentation and terms.
 Currently, Metwest originates fixed rate loans. Residential loans up to $207,000 are evaluated by an individual loan underwriter. Loans in excess of $207,000 require the approval of two approved underwriters.

	Lotteries, Structured Settlements and Annuities Sources

	Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate, such as structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be cashed in directly with the issuing insurance company. Metropolitan's source for these investments is generally private brokers who specialize in these types of Receivables.

	Lottery, Structured Settlement and Annuity Underwriting

	In the case of structured settlement annuity purchases, the underwriting guidelines of Metropolitan generally include a review of the settlement agreement. In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of the annuity policy, related documents, the credit rating of the annuity seller, the credit rating of the annuity payor (generally an insurance company), and a review of other factors relevant to the risk of purchasing a particular annuity as deemed appropriate by management in each circumstance. Typically, Metropolitan limits its acquisition of structured settlements and annuities to the purchase of a maximum of the next seven year's payments.

	In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize, and a review of the credit rating of the insurance company, or other entity, making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a confirmation with the respective lottery commission of the prize winner's right to sell the prize, and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, in order to sell a state lottery prize, the winner must obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

Yield and Discount Considerations

	Metropolitan negotiates all Receivable acquisitions at prices calculated to provide a desired yield. Often this results in a purchase price less than the Receivable's unpaid balance, or less than its present value (assuming a fixed discount rate). The difference between the unpaid balance and the purchase price is the "discount". The amount of the discount will vary in any given transaction depending upon the purchasing company's yield requirements at the time of the purchase. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor. See "BUSINESS-Receivable Investments-Underwriting"

	For Receivables of all types, the discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method over the remaining contractual term of the Receivable. For Receivables which were acquired after September 30, 1992, these net purchase discounts are amortized on an individual basis using the level yield method over the remaining life of the Receivable. For those Receivables acquired before October 1, 1992, these net purchase discounts were pooled by the fiscal year of purchase and by similar contract types, and amortized on a pool basis using the level yield method over the expected remaining life of the pool. For these Receivables, the amortization period, which is approximately 78 months, is based on an estimated constant prepayment rate of 10-12 percent per year on scheduled payments, which is consistent with the Consolidated Group's prior experience with similar loans and the Consolidated Group's expectations.

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

Current Mix of Receivable Investment Holdings

	The Consolidated Group's investments in Receivables is concentrated in Receivables collateralized by first liens on single family residential property. Management believes that this concentration in residential real estate presents a lower credit risk than would a portfolio predominantly collateralized by commercial property or unimproved land, and that much of the risk in the portfolio is further dissipated by the large numbers of relatively small Receivables, the geographic dispersion of the collateral, and the collateral value to investment amount requirements.

	At the time of acquisition, the face value of all Receivables collateralized by real estate generally range in size from approximately $15,000 to $300,000. During fiscal 1996, the average Receivable balance at the time of acquisition by the Consolidated Group was approximately $52,000. See Note 2 to Consolidated Financial Statements.

	Management continually monitors economic and demographic conditions throughout the country in an effort to avoid a concentration of its real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

 	The following charts present information on the Consolidated Group's portfolio of outstanding Receivables as of September 30, 1996 regarding geographical distribution, type of real estate collateral and lien position:

	PIE CHARTS SHOWING BREAKDOWNS OF RECEIVABLES BY TYPE, SECURITY POSITION AND PIE CHART SHOWING BREAKDOWN OF THE CONSOLIDATED
GROUPS' ASSETS

1.	This page contains three pie charts with the following headings and breakdowns in the charts:

	a.	Distribution of Receivable By Collateral Type (September 30,
1996)

		Residential		69%
		Commercial			19%
		Farms, land
		Other				12%

	b.	Distribution of Receivables (collateralized by real estate)
By Security Position (September 30, 1996)

		First Lien Position			99%
		Second Lien or Lower
			Position				1%

	c.	Distribution of Assets

		Cash and Cash
			Equivalents			3%
		Investments				21%
		Receivables Collateralized
		 by real estate				54%
		Other Receivables (structured
		 settlements, lotteries and
		 annuities)				4%
		Real Estate Held			8%
		Deferred Costs				7%
		Other						3%




	GRAPH SHOWING MAP OF THE UNITED STATES AND DISTRIBUTION OF RECEIVABLE INVESTMENTS BY STATE:

2.	This graph contains a map of the United States and indicates the branch and headquarter offices and identifies the percent of distribution of the principal amount of Receivable investments
(collateralized by real estate) as of September 30, 1996 by state, for the states with 1% or more invested.

	The following amounts are shown for the following states:

		Washington			17.1%
		Oregon			5.4%
		California			10.3%
		Arizona			8.4%
		Idaho				2.5%
		New Mexico			3.2%
		Texas				11.3%
		Colorado			1.1%
		Michigan			2.1%
		Georgia			1.6%
		Florida			5.6%
		New York			3.2%
		Hawaii			4.8%
		Minnesota			1.1%
		Nevada			1.1%



	The following tables present certain statistical information about the
Consolidated Group's Receivable investment activity during the three fiscal years ended September 30, 1996.
	Year Ended or at September 30
	-----------------------------
	1996	1995	1994
	-----------------------------
	 (Dollars in thousands)
DISCOUNTED REAL ESTATE RECEIVABLES
PURCHASED DURING PERIOD
		Number.....................	4,969	4,130	2,906
		Average Face Amount........	$     52	$     45	$     52
					--------	--------	--------
		Face Amount................	$256,486	$187,305	$150,709
		Unrealized Discounts, Net of
			Acquisition Costs.......	(24,718)	(15,338)	(21,186)
		Underlying Obligations
			Assumed (1).............	(3,634)	(527)	(191)
					--------	--------	--------
					$228,134	$171,440	$129,332
					========	========	========
DISCOUNTED REAL ESTATE RECEIVABLES
	OUTSTANDING AT END OF PERIOD
		Number.....................	13,358	13,436	13,994
					--------	--------	--------
		Face Amount................	$548,538	$505,441	$502,314
		Unrealized Discounts, Net
		of Unamortized Acquisition
		Costs...................	(38,607)	(37,354)	(46,989)
					--------	--------	--------
		Net Balance................	$509,931	$468,087	$455,325
					========	========	========
TOTAL REAL ESTATE RECEIVABLES
	OUTSTANDING AT END OF PERIOD (2)
		Number.....................	20,573	19,608	18,820
					--------	--------	--------
		Face Amount Discounted
			Receivables.............	$548,538	$505,441	$502,314
		Face Amount Non-Discounted
			Receivables.............	132,641	112,072	104,011
					--------	--------	--------
		Total Outstanding Receivables	681,179	617,513	606,325

		Unrealized Discounts, Net of
	  	Unamortized Acquisition Costs	(38,607)	(37,354)	(46,989)
		Accrued Interest Receivable	8,361	7,335	7,920
					--------	--------	--------
		Net Balance................	$650,933	$587,494	$567,256
					========	========	========
Average Net Balance per
	Receivable (Excluding
	Accrued Interest)	$31.2	$29.6	$   29.7
Average Annual Yield on
	Discounted Receivables (3)	11.9%		12.8%	13.6%

 (1)	Consisting of pre-existing first lien position contracts or
mortgages which remain when the Consolidated Group invests in second lien position Receivables.

(2)	Approximately 19% of the portfolio at September 30, 1996, 18% of the portfolio at September 30, 1995 and 17% of the portfolio at September 30, 1994 represented financing for resales of repossessed properties and other non-discounted Receivables.

(3)	Yield on Receivables represent gross interest and earned discount revenues, net of amortized acquisition costs, prior to any overhead allocation and losses recorded following foreclosure. The reasons for changes in yield are (i) fluctuations in the rate of actual prepayments; (ii) securitization and sale of Receivables; (iii) the changing mix of Receivable purchases between those originated from Metropolitan's network of offices and those purchased in bulk; (iv) the amortization of the existing portfolio; and (v) the amount of discount on Receivables purchased.

	At September 30, 1996, the average contractual interest rate on Receivables collateralized by real estate (weighted by principal balances) was approximately 9.4%.

Servicing and Collection Procedures, and Delinquency Experience

	The servicing and collection of Receivables of all types owned by the Consolidated Group is performed by Metwest. Metwest also services the Receivables of Summit, Old Standard, and Arizona Life, and the Receivables sold through securitizations. Metwest uses a flexible computer software program, Sanchez, to monitor and service the Receivables. The Consolidated Group considers consistent and timely collection activity to be critical to successful servicing and minimization of foreclosure losses, for its predominantly "B/C"
Receivables portfolio.

	Fees for providing servicing and collection services to Metropolitan and Western United had no impact on the results of operations of the Consolidated Group. Fees for providing servicing and collection services to Summit, Old Standard and Arizona Life were approximately $290,000 during 1996. These charges to parties outside the Consolidated Group provide income to the Consolidated Group.

	The principal amount of Receivables collateralized by real estate, held by the Consolidated Group (as a percentage of the total outstanding principal amount of Receivables) which was in arrears for more than ninety days at the end of the following fiscal years was:

	1996	---	3.9%
	1995	---	2.8%
	1994	---	3.1%


	The real estate collateralized Receivables purchased by the Consolidated Group are predominantly "B/C" credit Receivables. Accordingly, higher delinquency rates are expected which Management believes are generally offset by the value of the underlying collateral. In addition, the Consolidated Group maintains an allowance for losses on delinquent real estate Receivables as described below. As a result, management believes losses from resales of repossessed properties are generally lower than might otherwise be expected given the delinquency rates. In addition, the Consolidated Group is compensated for the risk associated with delinquencies through Receivable yields that are greater than typically available through the conventional, "A", credit lending markets.

	When a Receivable becomes delinquent, the payor is initially contacted by letter approximately seven days after the delinquency date. If the delinquency is not cured, the payor is contacted by telephone (generally on the 17th day following the payment due date). If the default is still not cured (generally within three to six days after the initial call), additional collection activity, including further written correspondence and further telephone contact, is pursued. If these collection procedures are unsuccessful, the account is referred to a committee who analyzes the basis for default, the economics of the Receivable and the potential for environmental risks.
 When appropriate, a Phase I environmental study is obtained prior to foreclosure. Based upon this analysis, the Receivable is considered for a workout arrangement, further collection activity, or foreclosure of any property providing collateral for the Receivable. Collection activity may also involve the initiation of legal proceedings against the Receivable obligor. Legal proceedings, when necessary, are generally initiated within approximately ninety days after the initial default. If accounts are reinstated prior to completion of the legal action, then attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance, as a condition of reinstatement.

Allowance for Losses on Real Estate Assets

	The Consolidated Group establishes an allowance for expected losses on real estate assets (both Receivables and repossessed real estate). This allowance is based upon a statistical valuation or traditional appraisal of the Consolidated Group's real estate holdings for each delinquent Receivable having a principal balance greater than $100,000. In addition, the Consolidated Group calculates an allowance for losses on delinquent Receivables having a principal balance below the $100,000 threshold based upon its historical loss experience. The Consolidated Group reviews the results of its resales of repossessed real estate, both before and after year end, to identify any market trends and to document the Group's historical experience on such sales. The Consolidated Group adjusts its allowance for losses requirement as appropriate, based upon such observed trends in delinquencies and resales.

	The Consolidated Group's current real estate valuation policy requires annual statistical valuations or traditional appraisals on real estate and delinquent Receivables when their values exceed a threshold equal to 1/2% of total assets of the Consolidated Group or, in the case of the insurance subsidiary, 5% of statutory capital and surplus. Biannual appraisals are required for all other real estate holdings where an investment exceeds $50,000.


	The following table outlines the Consolidated Group's changes in the allowance for losses on real estate assets:
	1996	1995	1994
	------------	-------------	------------
Beginning Balance	$ 8,116,065	$9,108,383	$10,598,491
Provisions	6,360,072	4,174,644	5,533,193
Charge-Offs	(4,283,553)	(5,166,962)	(7,023,301)
	----------	----------	----------
Ending Balance	$10,192,584	$8,116,065	$ 9,108,383
	===========	==========	==========
Percentage of Ending
Balance of Allowances
to Outstanding
Real Estate Assets	1.4%	1.2%	1.4%
	====	====	====

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

	The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on a statistical valuation, an appraisal by a licensed independent appraiser or by one of Metropolitan's licensed staff appraisers either at the time the Receivable was purchased or at the time the property was repossessed in accordance with the Consolidated Group's appraisal policy. In addition, a new appraisal is obtained not less frequently than every two years on all real estate holdings previously valued at $50,000 or more. Internal valuation reviews on all repossessed properties are performed at least annually based on management's knowledge of market conditions and comparable property sales.


	The following table presents specific information about the Consolidated
Group's repossessed properties with carrying values of $100,000 or more which were held at September 30, 1996 and/or September 30, 1995.  The carrying values of certain properties may reflect additional costs incurred, such as taxes and improvements, when such costs  are estimated to be recoverable in the sale of the repossessed property.
	Carrying	Carrying	Market	Year of	Gross
Property Type/	Value	Value	Value	Fore-	Monthly
State Location	9/30/95	9/30/96	9/30/96	closure	Income
-----------------	------------	------------		------------	------		-----------

26.73 Commercial Acres	$  252,875	$  238,036			$  238,036	1983 (1)
Farm/Ranch 1,927 Acres,
	Washington			285,690	285,690			329,500	1988 (2) $3,879
50,000 sq. Ft Commercial
	Building, Washington	850,000	   Sold	A				1989
34 Acres, Washington		3,071,006	  3,145,113			3,350,000	1991 (3)
Land, California		225,360	225,360			250,400	1994
K-5 Grade School,
	California			202,500	202,500			225,000	1994
House, California		117,000		 90,000			100,000	1994
Duplex, New Jersey		103,500	   Sold	B				1994
House, California		103,500	Sold	C				1994
House, New Jersey		121,500	Sold	D				1995
House, Michigan		116,100	Sold	E				1995
House, New York		138,600	Sold	F				1995
House, New York		189,000	Sold 	G				1995
House, California		162,000	Sold	H				1995
House, California		127,800	Sold 	I				1995
House, Arizona			146,700	Sold	J				1995
House, California		256,500	Sold	K				1995
House, California		130,500	110,700			123,000	1995
House, Connecticut		187,200	114,750			127,500	1995
House, Washington		135,900	Sold	L				1995
House, New York		140,400	Sold	M				1995
14 Unit Apartment
	Bldg., Washington				108,000			120,000	1996
House, Maryland				108,000			120,000	1996
Condo, California				137,105			152,339	1996
Multi Unit Professional
	Bldg., New Jersey				162,000			180,000	1996
House, California				261,000			290,000	1996
House, Washington				126,000			140,000	1996
House, Washington				115,885			128,761	1996
House, Florida					120,706			134,118	1996
House, New York				100,800			112,000	1996
House, California				113,207			125,786	1996
House, Massachusetts				124,200			138,000	1996
					----------	----------			----------		------
					$7,063,631	$5,889,052			$6,384,440		$3,879
					==========	==========			==========		======
The sales prices of the referenced properties were as follows:


$930,000	A
  55,000	B
  90,000	C
 120,000	D
 122,500	E
 120,000	F
 210,000	G
 180,000	H
 105,000	I
 163,000	J
 270,000	K
 115,000	L
 135,000	M
---------
$2,615,500

The following are descriptions of the marketing status of all properties listed above which were acquired by the Consolidated Group prior to fiscal 1993:

(1) Located in Pasco, Washington, the commercial property is in the area of a planned freeway interchange.

(2) Located in Grant County, Washington. A portion of the property is currently leased. Approximately 940 acres of the property is in the federal government's Crop Reduction Program.

(3)  See discussion regarding "Renton" in "Real Estate Development-Other
Development Properties".

	For further information regarding the Consolidated Group's activity in properties held for development, See "REAL ESTATE
DEVELOPMENT".

Management & Receivable Acquisition Services

		Metropolitan provides management, and Receivable acquisition services for a fee to its subsidiaries and to Summit, Old Standard and Arizona Life. The Receivable acquisition fees are based upon a yield requirement established by the purchasing company. Metropolitan collects as its fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates.

		In the case of Western United, beginning in 1994, the yield requirement established by Western United is guaranteed by Metropolitan, and an intercompany reserve is established to support the guarantee. Because of the guarantee, and the corresponding decrease in risk, Western United's stated yield requirement is relatively lower than the other companies. The reserve established in 1996 on purchases of $327.6 million, including origination expenses, net of purchase discount was $12.54 million. Metropolitan remains liable to Western United for any losses in excess of the reserve.
While this charge has the effect of reducing the Receivable yield of the insurance subsidiary, there is a corresponding positive effect on Metropolitan.

		The acquisition fees are amortized into Metropolitan's income, over the same period and in the same amount as they are amortized into expenses by the insurance subsidiary. During 1996, 1995 and 1994, Metropolitan charged Western United fees of approximately $29.4 million, $14.6 million and $12.8 million, respectively. The 1996, 1995 and 1994 charge was before loss reserves of $12.54 million, $6.95 million and $4.75 million, respectively. Underwriting fees charged to Summit, Old Standard and Arizona Life are recognized as revenues when the related fees are charged to those companies. During 1996, Metropolitan charged charged Summit, Old Standard and Arizona Life fees of $310,000, $1,032,000 and $22,000, respectively. The service agreements with Western United has no effect upon the consolidated financial results of the Consolidated Group. The service agreement with companies outside the Consolidated Group, including Summit, Old
Standard and Arizona Life provided fee income to Metropolitan.  See
"Certain Transactions"

Receivable Sales

	The Consolidated Group sells pools of Receivables when it considers it profitable to do so. Such sales generally occur through one of two methods: (1) securitization or (2) direct sales. Management believes that the sale of Receivables provides a number of benefits including allowing the Consolidated Group to diversify its funding base, provide liquidity and lower its cost of funds. In addition to providing liquidity and profits, the sale of Receivables is a source of cash which can be reinvested into additional Receivables. The sale of Receivables allows the Consolidated Group to continue to expand its investing activities without increasing its asset size.

	During May 1996, Metropolitan and Western United participated with Old Standard and Summit as sellers in the securitization of approximately $ 122.9 million in Receivables collateralized by real estate, principally consisting of seller financed first lien residential Receivables. The second such securitization of approximately $ 126.7 million of first lien residential and commercial real estate lien Receivables, of which approximately 54% were seller financed Receivables, occurred in November 1996. Currently, it is proposed that the next securitization of Receivables collateralized by real estate will not occur until the second half of fiscal 1997. The Consolidated Group is also evaluating the market, economic and legal implications of selling its non real estate Receivables through securitizations. There can be no assurance that such securitizations will be pursued, or if pursued, that they will be profitable.

Generally, a securitization involves the transfer of certain specified Receivables to a single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. The certificates consist of different classes, which include classes of senior certificates, and a residual interest and may also include intermediate classes of subordinated certificates. The rights of the senior certificate holders can be enhanced through several methods which include subordination of the rights of the subordinate certificate holders to receive distributions, or the establishment of a reserve fund. In connection with securitizations, the senior certificates are sold to investors, generally institutional investors. The companies which sold their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies receive an interest in any unsold subordinate certificates, and also typically receive an interest in the residual interest. Such interests are generally apportioned based upon the respective companies contribution of Receivables to the pool of Receivables sold to the trust.

In the typical securitization structure, the Receivable payments are distributed first to the senior certificates, next to the subordinated certificates, if any, and last to the residual interests. As a result, the residual interest is the interest first affected by any loss due to the failure of the Receivables to pay as scheduled. The holders of the residual interest values such interest on their respective financial statements based upon certain assumptions regarding the anticipated losses and prepayments. To the extent actual prepayments and losses are greater or less than the assumptions, the companies holding the residual interests will experience a loss or gain.

	In the securitizations which occurred in May and November 1996, the rights of the senior certificate holders were enhanced through subordinating the rights of subordinate certificate holders to receive distributions with respect to the mortgage loans to such rights of senior certificate holders. The selling companies retained their respective residual interests. At September 30, 1996, the residual interests held by the Consolidated Group for the May 1996 securitization aggregated approximately $3.6 million. At the close of the November 1996, securitization the Consolidated Group held residual interests aggregating approximately $7.1 million.

	In addition to sales through securitizations, the Consolidated Group sells pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale. During 1996, the Consolidated Group sold portfolios of real estate Receivables through securitizations with proceeds of approximately $108.4 million, and gains of $8.6 million. During that same period, the Consolidated Group sold other Receivables with proceeds of approximately $73.8 million and gains of $4.1 million.

LIFE INSURANCE AND ANNUITY OPERATIONS

Introduction

		The Consolidated Group raises the majority of its new funds through its insurance subsidiary, Western United. Western United was incorporated in Washington State in 1963. Since 1979, the assets of the Western United have grown from $600,000 to over $1.1 billion and the number of policyholders and annuitants have increased from 200 to about 45,000. Based on its assets, Western United ranks sixth in size among the life insurance companies domiciled in the State of Washington.

		Western United markets its annuity and life insurance products through approximately 1,400 independent sales representatives under contract. These representatives may also sell life insurance and/or annuity products for other companies. Western United is licensed as an insurer in the states of Alaska, Arizona, Hawaii, Idaho, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Texas, Utah,
Washington, and Wyoming. During 1995, the most recent year for which statistical information is available, Western United's annuity market share was 5.8% (ranking it third in production) in the six states in which approximately 81% of its annuity business was produced:
Washington, Oregon, Idaho, Montana, North Dakota and Utah.

		Management intends to expand the operations of Western United into other states as opportunities arise, which may include the acquisition of other existing insurance companies. Western United currently has insurance license applications pending in the states of Kansas, Minnesota, New Mexico, Oklahoma and Wisconsin. The application process generally extends over several years.
Accordingly, Western United does not presently anticipate expanding its sales into these markets during fiscal 1997.

		Metropolitan provides management and Receivable acquisition services for a fee to Western United. See "BUSINESS-RECEIVABLE
INVESTMENTS-Management & Receivable Acquisition Services".

	Western United may invest up to 65% of its statutory assets in real estate related Receivables. The balance of Western United's investments are principally invested in corporate and government securities, but may be invested into a variety of other areas as permitted by applicable insurance regulations. See "BUSINESS-Securities Investments" and "BUSINESS-Regulation".

	Generally, loans which are acquired through the institutional secondary mortgage market qualify as "mortgage related securities" pursuant to the Secondary Mortgage Market Enhancement Act (SMMEA). SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations of which are issued by or guaranteed as to principal and interest by the United States Government, its agencies and instrumentalities can be acquired. As a result, Western United can acquire qualifying Receivables in amounts which exceed the above referenced 65% limitation. Such acquisitions are also exempt from other state insurance regulations including loan to value and appraisal regulations.

Annuities

	Western United has actively marketed single and flexible premium deferred annuities since 1980. During the past three years, over 97% of premiums for Western United were derived from annuity sales. Management believes that annuity balances have continued to grow due to market acceptance of the products (due largely to a competitive rate and a reputation for superior service), and changes in tax laws that removed the attractiveness of competing tax-advantaged products.
 Western United is currently developing several new annuity product types. One of new products is an equity indexed annuity. The interest which is credited on this product will vary as a selected equity index (currently expected to be the S & P 500) performs. This product type is designed to meet the needs of investors who are reluctant to make a long term fixed interest annuity investment during the current economic period of relatively lower interest rates.

	Western United's annuities also qualify for use as either Individual Retirement Annuities, Simplified Employee Pensions, Qualified Corporate Pension Plans or Tax-Sheltered Annuities for teachers and certain other nonprofit organizations' retirement plans.
 Under these qualified plans, the interest is tax deferred and the principal contributions, within limits specifically established by the Internal Revenue Service, are tax deductible during the accumulation period. These annuities are subject to income tax only upon actual receipt of proceeds, usually at retirement when an individual's tax rate is anticipated to be lower.

	Western United prices its new products and renewals in order to achieve a spread between its available Receivable investments, while considering current annuity market rates of interest and competitive pressures. Flexible and single premium annuities are offered with surrender periods varying from one year to ten years.

	At September 30, 1996, deferred policy acquisition costs were approximately 8.1% of life and annuity reserves. Since surrender charges typically do not exceed 9%, increasing termination rates may have an adverse impact on the insurance subsidiary earnings, requiring faster amortization of these costs. Management believes that this potentially adverse impact is mitigated by higher annuity interest spreads, which are estimated to be about 250 basis points in future years. This spread analysis, net of management fees paid to Metropolitan, is shown in the following table, which applies to the results of Western United during the past three calendar years, based on insurance regulatory report filings:

	1995	1994	1993	Three Year
				Average
	--------	---------	---------	----------
Net Investment
Earnings Rate	8.30%	8.49%	9.11%	8.63%

Average Credited
Interest Rate	6.06%	5.59%	6.38%	6.01%

Spread	2.24%	2.90%	2.73%	2.62%

	During 1996, 1995 and 1994, amortization of deferred policy acquisition costs was $9.1 million, $10.3 million and $7.0 million, respectively. All calculations have been reviewed by an independent actuary.

	Annuity lapse rates are calculated by dividing cash outflows related to benefits and payments by average annuity reserves. For the calendar years 1995, 1994 and 1993, lapse rates were 18.9%, 21.5%, and 15.3%, respectively. Based upon results for the nine months ended September 30, 1996, lapse rates were 16.6%.

Life Insurance

	Approximately 1.8% of Western United's statutory premiums are derived from the sale of interest sensitive whole life insurance and term life insurance policies. As of September 30, 1996, life insurance in force totaled $295,692,000, net of amounts ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience (i.e. the frequency of claims resulting from deaths of policyholders). Although Western United's mortality rates to date have been substantially lower than expected, higher credited interest rates and higher issuing expenses combined with low volume have resulted in lower profits than those experienced with its annuity products.

	The following table sets forth certain key financial information about Western United including information about Old Standard (a former subsidiary) through May 31, 1995 when Old Standard was sold.

		Year Ended at September 30,
		---------------------------
	1996	1995	1994
	--------	--------	--------
		(Dollars in thousands)
Insurance In Force
	Individual Life	$  354,371	$373,573	$398,837
	Less Ceded to other
		Companies	(58,679)	(62,906)	(69,311)
			----------	--------	--------
			$  295,692	$310,667	$326,526
			==========	========	========
Life Insurance Premiums	$    3,355	$  3,365	$  3,346
Less Ceded Premiums	(355)	(365)	(388)
			----------	--------	--------
			$    3,000	$  3,000	$  2,958
			==========	========	========
Net Investment Income	$   65,561	$ 64,970	$ 65,944
			==========	========	========
Benefits, Claim Losses and
	Settlement Expenses	$   48,301	$ 45,484	$ 41,919
			==========	========	========
Deferred Policy Acquisition
	Costs	$   71,933	$ 71,131	$ 71,075
			==========	========	========
Reserves for Future Policy
	Benefits, Losses,
	Claims and Loss Expenses	$  837,366	$781,716	$744,645
			==========	========	========
Total Assets	$1,128,237	$922,556	$924,822
			==========	========	========
Capital and Surplus	$   81,606	$ 78,827	$ 77,142
			==========	========	========

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

Annuity Reinsurance

	Western United has negotiated a reinsurance agreement with Old Standard whereby 75% of the risk on six different annuity products will be reinsured through Old Standard. It is presently anticipated that this will result in reinsurance of approximately five million in premiums per month. This procedure will allow Western United to continue its market presence and relationship with its insurance agents, while moderating its rate of growth. The agreement is pending regulatory approval and is expected be become effective during January 1997.

Life Policy Reinsurance

	Western United reinsured $58,679,000 of life insurance risk at September 30, 1996 which equaled all risk in excess of $100,000 on each whole life policy and all risk in excess of $50,000 on each term life policy. Life insurance in force at that time was $354,371,000. Western United is a party to seventeen separate reinsurance treaties with seven reinsurance companies, the largest treaty (with Lincoln National Life Insurance Company) providing, at September 30, 1996, approximately $30,652,000 of reinsurance coverage. The majority of the remaining coverage is with Business Mens Assurance Company of America and Phoenix Home Life Mutual Insurance Company. Total reinsurance premiums paid by Western United during the fiscal year ended September 30, 1996 were $354,830.

Reserves

	Western United's reserves for both annuities and life insurance are actuarially determined and prescribed by its state of domicile and other states in which it does business through laws which are designed to protect annuity contract owners and policy owners. Western United utilizes the services of a consulting actuary to review the amount of these reserves for compliance with state law. These reserves are amounts which, at certain assumed rates, are calculated to be sufficient to meet Western United's future obligations under annuity contacts and life insurance policies currently in force. At September 30, 1996 such reserves were $837,366,000. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policy holders, duration of policies and variations in policy terms. Since such reserves are based on actuarial assumptions, no representation is made that ultimate liability will not exceed these reserves.

SECURITIES INVESTMENTS

	At September 30, 1996, 1995 and 1994, 94.3%, 96.8% and 99.3% of
the Consolidated Group's securities investments were held by Western
United.

	The following table outlines the nature and carrying value of securities investments held by Western United at September 30, 1996:

	Available	Held To	Total
	For Sale	Maturity
	Portfolio	Portfolio
	----------	----------	----------	--------
		(Dollars in Thousands)
Total Amount	$   31,209	$122,768	$153,997	100.0%
			==========	========	========	======
%Invested in:
	Fixed Income	$   31,205	$122,768	$153,973	100.0%
	Equities	4	--	4	0.0%
			----------	--------	--------	------
			$   31,209	$122,768	$153,977	100.0%
			==========	========	========	======
% Fixed Income:
	Taxable	$   31,205	$122,768	$153,973	100.0%
	Non-taxable	 -  	-  	-  	0.0%
			----------	--------	--------	------
			$   31,205	$122,768	$153,973	100.0%
			==========	========	========	======
% Taxable:
	Government/
	Agency	$    8,480	$ 58,025	$ 66,505	43.2%
	Corporate 	22,725	64,743	87,468	56.8%
			----------	--------	--------	------
			$   31,205	$122,768	$153,973	100.0%
			==========	========	========	=====
% Corporate Bonds:
		AAA	$      709	$ 39,700	$ 40,409	46.2%
		AA	1,989	4,030	6,019	6.9%
		A	13,817	7,494	21,311	24.4%
		BBB	1,925	997	2,922	3.3%
		Below Investment Grade	4,285	12,522	16,807	19.2%
			----------	--------	--------	------
			$   22,725	$ 64,743	$ 87,468	100.0%
			==========	========	========	======
% Corporate:
	Mortgage-backed	$    4,285	$ 44,688	$ 48,973	56.0%
	Asset-backed	--	3,009	3,009	3.4%
	Finance	8,560	9,543	18,103	20.7%
	Industrial	6,913	2,514	9,427	10.8%
	Utility	2,967	4,989	7,956	9.1%
			----------	--------	--------	------
			$   22,725	$ 64,743	$ 87,468	100.0%
			==========	========	========	======

	Investments of Western United are subject to the direction and control of an investment committee appointed by its Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "BUSINESS-Regulation". Western United's securities investments are principally in investment grade corporate, government agency, or direct government obligations, in order to substantially limit the credit risk in the portfolio.

	Metropolitan is authorized by its Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities are also sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. At September 30, 1996 there were seven open short sale positions with a carrying value of $132,652,000.

	During the twelve month period ended September 30, 1995, the consolidated group engaged in hedging activities to protect a portion of its held-to-maturity securities portfolio from a potential increase in interest rates. The portfolio being protected by the hedge position generally improved in value due to a decrease in interest rates while the position in financial futures contracts declined in value by approximately $1.6 million. This loss is being amortized using the interest method over the remaining life of the securities which were being covered by the financial futures position, a term of approximately eight years. There were no significant hedging transactions 1994.

	The Consolidated Group purchases collateralized mortgage obligations (CMO's) for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages, i.e., improving in value with falling interest rates and declining in value with rising interest rates. The Consolidated Group has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities. At September 30, 1996, the Consolidated Group was not a party to any derivative financial instruments.

	At September 30, 1996, 1995 and 1994, amounts in the available for sale portfolio on a consolidated basis were $38.6 million, $31.8 million, and $89.1 million, respectively. The available for sale portfolio had net unrealized losses of approximately $946,000 at September 30, 1996, $423,000 at September 30, 1995 and $3,351,000 at
September 30, 1994, respectively. In the held to maturity portfolio, net unrealized losses were approximately $5,548,000 at September 30, 1996, $6,010,000 at September 30, 1995, and $15,440,000 at September
30, 1994, respectively.  See Note 8 to Consolidated Financial
Statements.

METHOD OF FINANCING

	The Consolidated Group finances its business operations and growth with the proceeds of Receivable cash flows, the sale of life insurance and annuity products, the sale and securitization of Receivables, the sale of debentures and preferred stock, collateralized borrowing, sale of real estate and securities portfolio earnings. Metropolitan engages in a substantially continuous public offering of debt securities (debentures) and preferred stock.
Western United markets life insurance policies and annuities. See "BUSINESS-Life Insurance and Annuities"

	The following table presents information about the debt securities issued by the Consolidated Group:

		As of September 30
	1996	1995	1994
	--------	--------	--------
		(Dollars in Thousands)
Principal Amount
	Outstanding	$163,034	$176,815	$172,666

Compound and Accrued
	Interest	29,140	24,497	26,711
		--------	---------	--------
TOTAL	$192,174	$201,312	$199,377
		========	=========	========
Weighted Average
	Interest Rate	8.18%	8.24%	8.43%
		========	=========	========
Range of Interest
	Rates	5% - 11%	5% - 11%	5% - 11%
		========	=========	========

	Substantially all of the debt securities outstanding at September 30, 1996 will mature during the five-year period ending September 30, 2001. Management expects to fund net retirements of debentures maturing during that period with cash flow generated by Receivable investments, sales of real estate and issuances of securities. During the year ended September 30, 1996, approximately 30% of Metropolitan's debentures were reinvested at maturity. Principal payments received from the Consolidated Group's Receivable portfolio and proceeds from sales of real estate and Receivables were as follows for the periods indicated:

	Fiscal 1996:	$296,425,000
	Fiscal 1995:	$197,069,000
	Fiscal 1994:	$134,010,000

	Proceeds of preferred stock issuances less redemptions were $1,765,000 in 1996, $4,250,000 in 1995 and $1,274,000 in 1994. The
liquidation preference of outstanding preferred stock at September 30, 1996 was $49,496,000. Preferred shareholders are entitled to monthly distributions at a variable rate based on U.S. Treasury obligations. The average monthly distribution rate during fiscal 1996 was 7.91%. Preferred stock distributions paid by Metropolitan were $3,868,000 in 1996, $4,038,000 in 1995 and $3,423,000, in 1994. See Note 1 to the
Consolidated Financial Statements.

	The following table summarizes Metropolitan's anticipated annual cash principal and interest obligations on debentures, other debt payable and anticipated annual cash dividend requirements on preferred stock for the indicated periods based on outstanding debt and securities at September 30, 1996, assuming no reinvestments of maturing debentures:

	Debenture	Other		Preferred
Fiscal Year Ending	Bonds	Debt		Stock
September 30,		Payable		Dividends	Total
------------------	----------	-----------		-----------	---------
			(In Thousands of Dollars)
	1997	$ 50,030	$37,023	$4,207	$ 91,260
	1998	52,163	710	4,207	57,080
	1999	41,335	242	4,207	45,784
	2000	40,408	137	4,207	44,752
	2001	5,877	187	4,207	10,271
		-------	-------	-------	--------
		$189,813	$38,299	$21,035	$249,147
		=======	=======	=======	========

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

REAL ESTATE DEVELOPMENT

Lawai Beach Resort

Description

		Metropolitan is the owner and developer of Lawai Beach Resort on the island of Kauai, Hawaii. Metropolitan also owns other condominium units adjoining the resort and another subsidiary, the Southshore
Corporation, owns a restaurant operating company.

		Lawai Beach Resort is located on 8.7 acres of deeded ocean-front property on the south shore of Kauai near the area known as Poipu
Beach. It consists of three four-story buildings containing a total of 170 residential condominium units. Related amenities include swimming pools, tennis courts, a 180 car parking garage, modern exercise facilities and a sewage treatment plant. Construction costs were financed entirely with Metropolitan's internally generated funds and the property remains unencumbered by external debt. Metropolitan's total investment (carrying value) in Lawai Beach Resort as of September 30, 1996 was $17,636,000.

		Additional properties, all of which adjoin the Lawai Beach Resort, include 11 condominium units in the Prince Kuhio Condominiums with an aggregate carrying value of $1,059,000, a four-plex condominium timeshare building with 4 weekly intervals remaining and a carrying value of approximately $21,000; and a restaurant site with a carrying value (land and building) of approximately $3,826,000 as of September 30, 1996. The restaurant is currently operated by Pacific
Cafe.  The restaurant rental income was $69,000 in fiscal 1996.

Marketing

		Metropolitan engaged an affiliate of the Shell Group, Chicago, Illinois, Shell-Lawai ("Shell"), to provide management services and sell timeshare units at Lawai Beach. In 1994, timeshare sales totaled approximately $17.6 million for monthly average sales of approximately
$1.5 million. In 1995, timeshare sales totaled approximately $23.1 million for monthly average sales of over $1.9 million. In 1996, timeshare sales totaled approximately $22.8 million for monthly average sales of $1.9 million. Management believes that sales decreased in 1996 due to increased competition, principally due to the addition of several new time share resorts within the Poipu area of Kauai. Although there can be no assurance that sales will continue at the present pace, if the present pace does continue, the remaining timeshares units would be completely sold by approximately early 1998.

Additional Information

		The tables below set forth additional historical information about the timeshare sales and revenue of Lawai Beach Resort. It is Metropolitan's intention to sell the timeshares at favorable prices in order to convert the inventory into cash or other interest earning assets.



			FOR THE YEARS ENDED
			SEPTEMBER 30,
		----------------------------------------------
		1996	1995	1994

		-------------	-------------	-------------
TIMESHARE SALES
	Number of Sales	1,441	1,485	1,500
	Amount of Sales	$22,799,107	$23,120,888	$17,642,544
	Costs	(8,051,102)	(7,353,510)	(7,171,159)
	Expenses	(15,480,230)	(14,996,260)	(10,737,591)
		------------	-----------	-----------
	Profit(Loss)	$  (732,225)	$   771,118	$  (266,206)
		============	===========	===========
WHOLE-UNIT CONDOMINIUM
SALES
	Number of Units	-	1	-
	Amount of Sales	-	$   500,000	-
	Costs	-	(321,855)	-
	Expenses	-	(1,787)	-
		------------	-----------	-----------
	Operating Profit	--	$   176,358	--
		============	===========	===========

Receivable Financing

		Most purchasers of timeshare weeks at Lawai Beach Resort finance a portion of the purchase price through Metropolitan, subject to approved credit. As of September 30, 1996, Metropolitan's outstanding
Lawai Beach Resort timeshare Receivables balance was approximately
$36.4 million. The loan delinquency rate (based on the principal balances of loans more than ninety days in arrears) on that date was approximately 4.6%.

Skier's Edge Resort

		Metropolitan, owns approximately 376 timeshare use periods at Skier's Edge, a timeshare condominium located near Breckenridge, Colorado, together with approximately eighteen acres of undeveloped land adjoining the resort. The carrying value at September 30, 1996 was $972,500. The total timeshare use periods in the project were approximately 1,200 at September 30, 1996. Unsold timeshares, while being held for sale, are included in a rental pool operated by the resort owner's association. Net rental revenue was $6,629 in 1996, $21,956 in 1995 and $31,454 in fiscal 1994. The market value of the property is estimated at $1,100,000 at September 30, 1996 based upon Metropolitan's review of the assessed valuation of the property for tax purposes and an analysis of prior timeshare sales.

Other Development Properties

		In addition to the resort properties described above, Metropolitan, is engaged in the development of various other properties. These development properties were generally acquired in the ordinary course of Metropolitan's business, generally through repossessions. In addition, Metropolitan may acquire property for development. These acquisitions may include properties adjoining one already owned in order to enhance the value of the original parcel, or the acquisition of properties unrelated to existing holdings. The development or improvement of properties is undertaken for the purposes of enhancing values, to increase salability and to maximize profit potential.

	Substantially all of the Development activity is performed for Metropolitan by Summit Property Development, a subsidiary of Summit. During 1996, Metropolitan paid Summit Property Development fees of approximately $2.0 million.

		Significant development properties, sales activities for 1996 and plans for 1997 are described below. There can be no assurance that Metropolitan will be successful in its 1997 development and sales plans and Metropolitan may modify its plans at its sole discretion.

* The MeadowWood Properties
	Located just east of Spokane, Washington near Liberty Lake, this land was acquired by Metropolitan between 1989 and 1991 primarily utilizing repossessed properties held for sale as consideration.
During fiscal 1996, the property included one residential development parcel and two business parcels, each of which is described more fully below. The area where these parcels are located includes residential, commercial and industrial properties including a business park.

	MeadowWood Business Park Phase I: This site consisted of 24.7 acres. The sale of the last property in this phase was "Madsen
Court". This property consisted of a 46,351 square foot commercial building which was built and leased by Metropolitan and sold for $3,350,000 in March 1996.

	MeadowWood Business Park Phase II: This phase of the business park includes 9.86 acres owned and 62.1 acres under option by Metropolitan at $10,500 per acre. A preliminary binding site plan for Meadowwood Business Park - Phase II has been approved by the County of Spokane. It is currently planned to finalize engineering and proceed with the development of a portion of this property during 1997. At September 30, 1996, Metropolitan's carrying value in the property was $3,641,261.

	MeadowWood Residential: This residential parcel, The Glen, consisted of 37 acres of which 32 acres were sold in February 1996 for $755,000. At September 30, 1996, Metropolitan's carrying value for the remaining five acres was $80,571.

* The Summit Property
	This property consists of approximately 88 acres in downtown Spokane adjacent to the central business district and is located along the north bank of the Spokane River. It contains several parcels which were purchased between 1982 and 1996. The property is zoned for mixed use from medium density residential to office and retail. A final Environmental Impact Statement on the proposed project was published in 1993. The master plan and Shoreline Substantial Development Use Permit were approved by the City of Spokane in 1995. There are several warehouse buildings located on the property, which are vacant and slated for demolition in 1997. At September 30, 1996, the carrying value of the property was $11,553,466.

* Airway Business Centre
	As of September 30, 1996, this property includes a 110 acre portion of an original tract of 440 acres which was purchased in 1979.
 It is located in the City of Airway Heights, Washington, approximately ten miles west of Spokane. The property is zoned commercial/industrial and fronts a four-lane highway. Phase I of the business park has a binding site plan, recorded in 1993, for thirteen lots on 47 acres. Two lots sold in 1996 for $63,000 and $225,000. At September 30, 1996, the carrying value was $2,047,828. The site was appraised at $2,800,000 as of September 30, 1996.

* Airway Heights Residential
	This site is 33 acres located adjacent to Airway Business Centre in the City of Airway Heights. This property is zoned residential and has a carrying value at September 30, 1996 of $135,267. During 1995, Metropolitan sold an option to purchase the property. The purchase price of the property escalates at 7% annually from a base price of $250,000. The option must be exercised in part by 1997 and in full by 1999.

* Spokane Valley Plaza
	The property is located near the Sullivan Road and Interstate 90 freeway interchange just east of Spokane and consists of 33 acres of commercially zoned land. County approval for a 348,000 square foot shopping center was received in 1991. The property was acquired in 1990 using repossessed property as consideration. During 1996, Metropolitan sold a 12.65 acre portion of this parcel to Wal-Mart for $2,798,351. As part of the consideration for the sale, Metropolitan entered into a codevelopment agreement to develop on-site infrastructure at a cost to Metropolitan of approximately $900,000.
At September 30, 1996, the carrying value was $7,380,000. The appraised value is $7,580,000 .

* Broadmoor Park (Pasco)
	This property, acquired through repossession in 1988, consists of 368 acres of land, at a freeway interchange in Pasco, Washington. The property was zoned in 1994 for mixed residential and commercial use. Water and sewer have been extended to the property. Access to the property has been improved by construction of a new interior road.

	Broadmoor Factory Outlet Mall: The Broadmoor Factory Outlet Mall is 24.5 acres located on the north side of the freeway. The Mall is 107,000 square feet, and over 81% leased as of September 30, 1996.
The carrying value of the property as of September 30, 1996 is $10,525,471. The appraised value was $13,325,000 as of December 15, 1995. Lease payments from the initial tenants commenced August, 1995. The mall generated approximately $24,000 of rental income in fiscal
1995 and approximately $695,000 during fiscal 1996.

	Broadmoor Park General: The remaining 344 acres is platted for development as a business park; hotels, motels, fast food restaurants, gas stations, a variety of stores; land for development of both single and multi-family residential housing; and civic uses. Two parcels were sold during fiscal 1996 for $569,765. The carrying value as of September 30, 1996 is $3,195,813. The appraised value was $10,800,000 as of September 30, 1996. The appraised value of substantially unimproved land is subject to a number of assumptions. Actual results may differ substantially from such appraisals.

* Puyallup
	This property is approximately 20 acres of land zoned for commercial and multi-family development in Puyallup, Pierce County, Washington and is located adjacent to a major shopping area. Sewer capacity issues are currently impacting the marketability of this property. At September 30, 1996, the carrying value was $1,448,929. Its appraised value was $1,740,000 as of September 30, 1996.

* Everett
	This property is a 98 acre parcel of industrial-zoned property located adjacent to Boeing's Paine Field plant at Everett, Washington.
 Studies of utility services, access requirements and environmental issues are ongoing as are discussions with several parties to sell and/or jointly develop the property. At September 30, 1996, the carrying value in the property was $4,908,806. The appraised value is $7,635,000 as of September 30, 1996. The appraised value of unimproved land is subject to a number of assumptions. Actual results may differ substantially from such appraisals.

* Renton
	This property is approximately 35 acres. It is characterized by heavily vegetated terrain and is zoned residential. The City of Renton has annexed and rezoned the property increasing its density from just over 100 residential units to over 200 residential units.
At September 30, 1996, the carrying value in the property was $3,145,113. The appraised value was $3,425,000 as of September 30, 1996.

		Risks associated with holding these properties for development include possible adverse changes in zoning and land use regulations and local economic changes each of which could preclude development or resale. Because most of the properties are located in Washington
State, which is currently experiencing relatively stable economic conditions, a regional economic downturn could have a material negative impact on Metropolitan's ability to timely develop and sell a significant portion of them.

	The appraised value of substantially unimproved land is subject to a number of assumptions. Actual sales results may differ substantially from such appraisals. There can be no assurance that the sales prices as indicated by the appraisals will be realized.

	The total development property sales were $9,535,068 during fiscal
1996.

		The following table presents additional information about the Consolidated Group's investments in and sales of real estate held for sale and development:

		                          Year Ended or at September 30,
		-----------------------------
REAL ESTATE HELD FOR 	1996	1995	1994
SALE AND DEVELOPMENT	---------	---------	--------
			(Dollars in Thousands)
	Investment Property Held For
		Sale and Development	$48,175	$53,101	$37,729
	Real Estate Acquired in
		Satisfaction of Debt and
		Foreclosures in Process	36,158	38,004	39,037
				--------	--------	--------
	Net Balance	$84,333	$91,105	$76,766
				========	========	========
SUMMARY OF CHANGES
	Balance at Beginning of Year	$91,105	$76,766	$76,269
	Additions and Improvements:
		Condominiums	18,795	26,276	19,563
		Repossessed & Development
			Real Estate	21,392	24,644	19,950
		Transfer from Fixed and Other
			Assets	--	1,599	259
		Depreciation	(3,048)	(1,731)	(778)
	Cost of Real Estate Sold:
		Condominium Units	(23,531)	(22,674)	(17,909)
		Real Estate	(20,380)	(13,775)	(20,588)
				--------	-------	--------
	Balance at End of Year	$84,333	$91,105	$76,766
				========	=======	========
GAIN (LOSS) ON SALE OF REAL ESTATE
	Condominiums:
		Sales	$22,799	$23,621	$17,643
		Unit Costs	(8,051)	(7,676)	(7,171)
		Associated Selling Costs	(15,480)	(14,998)	(10,738)
				--------	-------	--------
	Condominium - Gain (Loss)	(732)	947	(266)
				--------	-------	--------
	Real Estate:
		Sales	22,849	15,767	22,381
		Equity Basis	(20,380)	(13,775)	(20,588)
				--------	-------	--------
	Real Estate - Gain 	2,469	1,992	1,793
				--------	-------	--------
	Total Gain on Sale of Real Estate	$ 1,737	$ 2,939	$ 1,527
				========	=======	========

COMPETITION

		The Consolidated Group competes with other financial institutions including various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. In the private secondary mortgage market the largest single competitors are subsidiaries of much larger companies while the largest number of competitors are a multitude of individual investors. In all areas of Receivable acquisitions, the Consolidated Group competes with financial institutions many of which are larger, have access to more resources, and greater name recognition. The primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by the Consolidated Group includes Metropolitan's BrokerNet software; its ability to purchase long-term Receivables; its availability of funds; its flexibility in structuring Receivable acquisitions; its reputation for reliability established by its long history in the business; and its in-house capabilities for processing and funding transactions. To the extent other competing Receivable investors may develop faster closing procedures or more flexible investment policies, they may experience a competitive advantage.

		Management is unaware of any competitors with acquisition networks and private secondary market Receivables portfolios comparable to the Consolidated Group's and believes the Consolidated Group to be one of the largest investors in such Receivables in the United States.

	Metropolitan, Western and Metwest compete in the secondary market as seller's of pools of receivables (both direct sales and sales through securitization). This market is a multi-billion dollar market and includes competitors with access to greater resources, greater volumes and economics of sales and better name recognition.

	Metropolitan's securities products face competition for investors from other securities issuers many of which are much larger, and have greater name recognition.

		The life insurance and annuity business is highly competitive. Western United competes with other financial institutions including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Western United's management believes that it is in an advantageous position in this regard because of its earning capability through investments in Receivables compared to that of most other life insurance companies. From June, 1986 until June, 1995, Western United had been assigned a "B+ (Very Good)" rating by A.
M. Best Co., a nationally recognized insurance company rating organization. During June, 1995, Western United's Best rating was revised to B. Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature, quality, and liquidity of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of policyholders and insurance agents.

REGULATION

		The Consolidated Group is subject to laws of the State of Washington which regulate "debenture companies" in part because it obtains capital for its activities through offerings of debt securities to residents of the State of Washington. These laws, known as the Debenture Company Act (the "Act"), are administered by the Securities Division of the State Department of Financial Institutions (the Department). Designed to protect the interests of investors, the Act limits the amount of debt securities Metropolitan may issue by requiring the maintenance of certain ratios of net worth to outstanding debt securities. The required ratio depends on the amount of debt securities outstanding, declining from 20% for amounts of $1,000,000 or less, to 10% for amounts between $1,000,000 and $100,000,000, and to 5% for amounts in excess of $100,000,000. At
September 30, 1996, Metropolitan's required net worth for this purpose was approximately $14,709,000 while its actual net worth
(stockholders' equity) was approximately $46,343,000. The Act requires that 50% of the required net worth amount be maintained in cash or other liquid assets. In addition, the Act limits equity investments by Metropolitan in a single project or subsidiary to the greater of net worth or 10% of assets; aggregate equity investments, with certain exceptions, to 20% of assets; loans to any single borrower to 2.5% of assets; and investments in unsecured loans to 20% of assets. Other provisions of the Act prohibit Metropolitan from issuing more than 50% of its debentures for terms of two years or less; prohibit transfer of control of Metropolitan without regulatory approval; prohibit common control of another debenture company, bank or trust company; and prohibit officers, directors and controlling shareholders from directly or indirectly borrowing funds of Metropolitan and from participating in certain other preferential transactions with it. Metropolitan is required to notify its debentureholders in writing fifteen to forty-five days in advance of the maturity dates of their investments and to provide all debentureholders with copies of its annual financial statements. The
Act also provides for periodic examinations of the accounts, books and records of debenture companies such as Metropolitan to ascertain compliance with the law. Finally, the Act and other applicable laws and regulations provide the Department with authority to take regulatory enforcement actions in the event of a violation of such laws and regulations.

		Throughout the securities offering which expired January 31, 1997, Metropolitan's aggregate principal amount of outstanding debentures, including accrued and compound interest, and its aggregate amount of preferred stock outstanding were limited to $251,300,000, by the terms of the securities sales permits issued by the State of Washington pending improvement in Metropolitan's ratio of earnings to its fixed charges and preferred stock dividends. For the purposes of this calculation, the earnings of subsidiaries are excluded unless actually paid to Metropolitan as dividends. These limitations restricted Metropolitan's ability to sell debentures and preferred stock during the 12 month offering period ending January 31, 1997. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS".

	All areas of the Consolidated Group's Receivable acquisition and servicing activities are highly regulated by Federal and State laws designed principally to protect the payor. Metwest's lending and servicing activities must comply with, among other regulations, Truth in Lending Act (TILA), Real Estate Settlement Procedures Act (RESPA), Regulation X, and Z. Metwest is licensed with FHA and HUD as a lender and servicer, as such it must comply with applicable FHA and HUD regulations and guidelines.

		Metropolitan is subject to certain federal and Hawaii state laws and regulations governing timeshare marketing procedures, licensing requirements and interest rates. Hawaii also requires the registration and periodic renewal of timeshare condominium projects prior to the commencement or continuation of sales in the state. The law also provides timeshare purchasers with a seven-day right of rescission following execution of an agreement to purchase.

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

		The net amounts expensed by Western United, and the amount expensed prior to May 31, 1995 for Old Standard for guaranty fund assessments and charged to operations for the years ended September
30, 1996, 1995 and 1994 were $900,000, $782,000 and $192,000, respectively. These estimates were based on information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1988 through 1994. Management does not believe that the amount of future assessments associated with known insolvencies after 1994 will be material to its financial condition or results of operations. During the year ended September 30, 1994, the insurance subsidiaries (Western United and Old Standard) reduced their estimate of these losses by $588,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. During the years ended September 30, 1996 and 1995, Western United did not make an adjustment based on updated information. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies. The amount of guaranty fund assessment that was originally accrued in 1993 has been recorded net of a 8.25% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $832,000 at September
30, 1996.

		Dividend restrictions are imposed by regulatory authorities on Western United. The unrestricted statutory surplus of Western United totaled approximately $5,567,000 as of September 30, 1996, $1,986,000 as of September 30, 1995 and $5,499,000 as of September 30, 1994. The principal reason for the decrease during fiscal 1995 was the payment of dividends to Metropolitan.

		For statutory purposes, Western United's capital and surplus and its ratio of capital and surplus to admitted assets were as follows for the dates indicated:

	As of		As of December 31,
	September 30, 1996 	1995 	1994	1993
	-------------------	------	--------------	------
	Capital and Surplus
	(Millions)	$48.7	$46.2	$43.8	$43.0
	Ratio of Capital and
	Surplus to Admitted
	Assets	5.2%	5.3%	5.5%	5.7%

		Although the State of Washington requires only $4,000,000 in capital and surplus to conduct insurance business, Western United has attempted to maintain a capital and surplus ratio of at least 5% which management considers adequate for regulatory and rating purposes.

		In 1993, Washington State enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. Western
United's capital and surplus levels exceed the calculated minimum requirements at September 30, 1996.


MANAGEMENT

	Directors, Executive Officers and Certain Employees
	(Age Information Current as of December 31, 1996)

	Name	Age	Position

C. Paul Sandifur, Jr. *	55	President, CEO and
			Chairman of the Board
Bruce J. Blohowiak *	43	Executive Vice President, Corporate
			Counsel and Director
Michael Kirk	45	Senior Vice President/Production
Jay Caferro*	49	Senior Vice President/Underwriting
Steven Crooks* 	50	Vice President, Controller and
			Acting Chief Financial Officer
Susan Thomson*	36	Vice President and Assistant
			Corporate Counsel
Tracy Z *	30	Vice President-Production
Doug Greybill	47	Vice President
John McCreary	28	Acting Treasurer
Reuel Swanson 	58	Secretary and Director
John Van Engelen	44	President, Western United
Irv Marcus 	72	Director
Charles H. Stolz	87	Director
________________________

Neil Fosseen	78	Honorary Director

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

	Bruce J. Blohowiak joined Metropolitan's legal staff in 1979 and became its Corporate Counsel in 1986. In 1987, he became an Assistant Vice President and was appointed a Vice President in 1990. In 1995 he was named Executive Vice President and Chief Operating Officer. He is also a Vice President of Western United. A member of the Washington State bar, Mr. Blohowiak received his J. D. degree from Gonzaga University School of Law in 1979.

	Michael Kirk joined Metropolitan as a Receivable Contract Buyer in 1982. He later became a member of the underwriting committee and is currently the Receivable Production Team Manager. He was elected Assistant Vice President in 1990, Vice President in 1992 and became Senior Vice President in 1995.

	Jay Caferro joined Metropolitan in 1990 as a member of its Underwriting Committee. He was promoted to Underwriting Manager, and to Senior Vice President during 1995. From 1986 to 1990, he was employed by Seattle First National Bank as Vice President of Commercial Real Estate Lending for Eastern Washington. Prior to 1986, he had worked 15 years in residential lending. He has a BA and MBA from Gonzaga University.

	Steven Crooks has been employed in Metropolitan's accounting department since 1972. He became Controller and Assistant Vice President in 1990, Vice President in 1994, and Acting Chief Financial Officer in 1996. Mr. Crooks has been a Washington licensed Certified Public Accountant since 1974.

	Susan Thomson joined Metropolitan's legal staff in 1989. In 1993, she was appointed Assistant Secretary for Metropolitan and in 1995 was appointed Vice President. From 1992 through 1996, she was Vice President and Compliance Officer with MIS, the underwriter for Metropolitan's securities offerings. She is a member of the Washington State Bar Association and received her J.D. from Gonzaga University School of Law in 1989.

	Tracy Z joined Metropolitan in 1988 as a member of the closing staff. She was later promoted to the underwriting committee and is now a member of the Receivable Production Team. She was appointed Vice President during 1995. For approximately three months during 1994, she was employed by English Mortgage, a subsidiary of Citicorp as a mortgage originator.

	Doug Greybill joined Metropolitan in 1992. From 1990 to 1992, he was self employed as a Banking Consultant and Mortgage Trader. From
1983 to 1990, he was Chief Operating Officer for Willamette Savings and Loan. He was elected Assistant Vice President in 1994, and Vice President in 1995.

	Reuel Swanson has worked for Metropolitan since 1960 and has been a Director since 1969. From 1972 to 1975, Mr. Swanson was
Metropolitan's Treasurer. In 1976, he became Secretary. He is also a director and officer of most of the subsidiary companies.

	John McCreary joined Metropolitan in 1993 as a Treasury Analyst and is currently the Acting Treasurer. Mr. McCreary has six years experience in portfolio management, financial analysis and accounting.
 He has previously been employed by Electronic Data Systems as a Financial Analyst and Public Utility District No. 2 of Grant County as an Accountant. Mr. McCreary is a CFA, CPA and CMA and holds a BS in Finance from Central Washington University.

	John Van Engelen joined Metropolitan's insurance subsidiary, Western United in 1984 as its underwriting manager, and shortly thereafter was appointed Vice President-Underwriting. From 1987-1994, he was the marketing manager. During 1994, he was appointed
President. Prior to working for Summit, he had worked in the insurance industry and in corporate and public accounting. He holds the following certifications CPA,CFP,CLU,CHFC,FLMI.

	Irv Marcus had been an officer of Metropolitan from 1974 until his retirement in 1995. At retirement, he was Senior Vice President, a title which he had held since 1990, and during which time he supervised Metropolitan's Receivable investing operations. He had previously been a loan officer with Metropolitan and has over 25 years experience in the consumer finance business. He continues as a director following his retirement.

	Charles H. Stolz has been a Director of Metropolitan since 1953. Mr. Stolz was one of the founders of Metropolitan. He is a licensed public accountant and has been a realtor for over 25 years. He is a former Chairman of the Washington State Real Estate Commission and President of the Spokane Board of Realtors.

	Neil Fosseen was elected honorary director of Metropolitan in 1995. As an honorary director, he is not entitled to vote at board meetings. Mr. Fosseen was mayor of Spokane from 1960-1967. He has over 30 years of experience in banking and finance.



INDEMNIFICATION

	Metropolitan's Articles of Incorporation provide for indemnification of Metropolitan's directors, officers and employees for expenses and other amounts reasonably required to be paid in connection with any civil or criminal proceedings brought against such persons by reason of their service of or position with Metropolitan unless it is adjudged in such proceedings that the person or persons are liable due to willful malfeasance, bad faith, gross negligence or reckless disregard of his or her duties in the conduct of his or her office. Such right of indemnification is not exclusive of any other rights that may be provided by contract or other agreement or provision of law. Such indemnification is not currently covered by insurance.

	As of the date of this Prospectus, no contractual or other agreements providing for indemnification of officers, directors or employees were in existence other than as set forth above. Pursuant to Washington State law, Metropolitan is required to indemnify any director for his reasonable expenses incurred in the successful defense of any proceeding in which such director was a party because he was a director of Metropolitan.

	Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to Metropolitan's officers, directors or controlling persons pursuant to the foregoing provisions, Metropolitan has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

OWNERSHIP OF MANAGEMENT

	The following table sets forth certain information as to each class of equity securities of Metropolitan and its subsidiaries beneficially owned by Metropolitan officers and directors as of September 30, 1996.

				Number of
				Shares
				Beneficially
Name		Title of Class	Owned 		%of Class
C. Paul Sandifur, Jr.	Metropolitan Preferred
929 West Sprague	Stock All Series	236	0.05%
Spokane, WA....	Metropolitan Class A
	Common Stock	11.5258	8.84%

C. Paul Sandifur, Jr.
Trustee.................	Metropolitan Class A
929 West Sprague	Common Stock	82.4667(1) 	63.24%
Spokane, WA

Summit Securities, Inc..	Metropolitan Preferred
929 West Sprague Avenue	Stock, All Series	247,622(2)	5.26%
Spokane, WA 99204	Metropolitan Class A
	Common Stock	9.2483(2)		7.09%

Irv Marcus..............	Metropolitan
929 West Sprague	Preferred Stock,
Spokane, WA	All Series	406	0.01%
	Metropolitan Class A
	Common Stock	1.0000	0.77%

Bruce J. Blohowiak......	Metropolitan Class A
929 West Sprague	Common Stock	2.0000	1.53%
Spokane, WA 99208

Charles H. Stolz........	Metropolitan Preferred
929 West Sprague	Stock, All Series	19,477		0.39%
Spokane, WA

All officers and
directors as a
group ..	Metropolitan
	Preferred Stock, All Series	267,741	5.71%
	Metropolitan Class A	106.2408	81.47%

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

Executive Compensation

		The following table sets forth the aggregate compensation paid by Metropolitan during the fiscal years specified to its Chief Executive
Officer and other highly compensated executives. All other officers and executives of Metropolitan received less than $100,000 in compensation during the year ended September 30, 1996. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash forms of remuneration except Metropolitan's 401(k) qualified retirement plan adopted as of January 1, 1992, which is available generally to all employees of Metropolitan. The 401(k) Plan provides for maximum annual contributions equal to 1.5% of each participant's salary.
Approximately $84,000 was paid by Metropolitan pursuant to the 401(k) plan during the year ended September 30, 1996. As of September 30, 1996, Metropolitan had no compensation plans or stock option plans in effect. Directors of Metropolitan are paid $500 per meeting.

SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------
---------(a)---------------------(b)----------------(c)---------------(d)
 Name and Principal             Year              Salary ($)      Bonus/
	Position											Commissions
------------------------------------------------------------------------

	C. Paul Sandifur, Jr.	1996	$147,145
	Chief Executive Officer	1995	$128,869	$1,004
		1994	$107,063


	Bruce Blohowiak	1996	$105,000
	Executive Vice President
	General Counsel

	Michael Kirk	1996	$85,000	$91,867
	Senior Vice President	1995	$65,813	$38,050
	-Production

	Tracy Z	1996	$80,000	$78,743
	Vice President-Underwriting

	John Van Engelen	1996	$105,500	$19,747
	President, Western United





PRINCIPAL SHAREHOLDERS

	The following table sets forth information with respect to the beneficial owners of more than five percent of Metropolitan's voting stock as of September 30,
1996.

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





CERTAIN TRANSACTIONS

Transactions with and between Metropolitan and Subsidiaries.

		In the normal course of business, Metropolitan and its subsidiaries engage in intercompany transactions.

		During the three year period ended September 30, 1996, Western United purchased some of its Receivables from Metropolitan at Metropolitan's cost. In these transactions, Western United paid
Metropolitan $9,351,600 for Receivables with aggregate outstanding principal balances of $9,550,915. The difference represents unrealized discounts net of acquisition costs.

		Metropolitan charges Western United for Receivable acquisition services. In 1996, 1995 and 1994, respectively, Metropolitan charged Receivable acquisition fees of $29.4 million, $14.6 million and $12.8 million to Western United. The charge to Western United for 1996,
1995 and 1994 is a gross amount before a loss reserve of $12.54 million in 1996, $6.95 million in 1995 and $4.75 million in 1994 which was provided by Metropolitan. The amounts of the Receivable acquisition fees were determined based on the adjustment necessary to convert Receivables purchased by Western United utilizing
Metropolitan's services to a defined fair market yield. The effect of the fees charged was to reduce Western United's effective yields on the purchased Receivables to approximately 8.2% in 1996, 9.3% in 1995 and 8.3%, in 1994. The estimated value of the loss guarantee reserve, increases the effective yield to Western United to approximately 9.6% in 1996, 10.7% in 1995 and 9.7% in 1994. Management believes the adjusted yields represent the yields which Western United could achieve by purchasing similar Receivables in arms-length transactions with unrelated vendors. In addition, Metropolitan charges Western
United for management services, Receivable collection services and rental of offices and equipment. These charges have no effect on the Consolidated Financial Statement, but create fee income for Metropolitan when presented alone. See Note 19 to the Consolidated
Financial Statements.

		Metwest provides Receivable servicing and collection for Metropolitan and Western. See "BUSINESS-Receivable Investments-
Servicing and Collection Procedure and Delinquency Experience."


		In the normal course of its business, Western United loans cash to Metropolitan and Metwest. These loans, when made, are generally collateralized by Receivables or real property. At September 30, 1996, there were $9.7 million in loans outstanding.

		From time to time, since December of 1979, Metropolitan has made loans to Consumers Group Holding Co. for purposes of increasing the capital and surplus of Consumers and Western United. These loans are in the form of surplus certificates and are repayable on demand provided total capital and surplus meets statutory requirements. As of September 30, 1996, these loans outstanding totaled $3,800,000 and currently bear no interest.

		In the three years ended September 30, 1996, Consumers sold credit guaranty insurance to Metropolitan for $540,000 in total premiums.

Transactions with affiliates.

		Metropolitan Investment Securities (MIS), a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan pays commissions to MIS for the sale of its securities pursuant to the terms of written Selling Agreements. During the fiscal years ended September
30, 1996, 1995, and 1994, Metropolitan paid commissions to MIS in the amounts of $203,946, $1,461,033, and $1,111,044, on sales of debt securities in the amounts of $9,125,303, $53,120,179, and $46,414,738, respectively. During the fiscal years ended September 30, 1996, 1995, and 1994, Metropolitan paid commissions to MIS in the amounts of $8,216, $152,427, and $17,451 on sales of preferred stock in the amounts of $2,143,930, $4,665,720, and $1,790,100, respectively.
Additionally, in 1996, 1995, and 1994, Metropolitan paid commissions to MIS in the amounts of $156,918, $140,555, and $198,180 on sales of preferred stock through an in-house trading list.

		Metropolitan provides Management and Receivable Acquisition Services for a fee to Summit, Old Standard and Arizona Life. See
"BUSINESS-Receivable Investments-Management & Receivable Acquisition
Services".

		Metwest provides Receivable Collection services for a fee to Summit, Old Standard and Arizona Life. See "BUSINESS-Receivable
Investments-Servicing and Collection Procedure and Delinquency
Experience."

		Management believes that the terms of the service agreements are at least as favorable as could have been obtained from non-affiliated parties.

		Western has negotiated a Reinsurance Agreement with Old Standard which is expected to become effective January 1997. See "BUSINESS-
Life Insurance and Annuity Operations-Reinsurance".

		Metropolitan's property development activities are provided by Summit Property Development. See "REAL ESTATE DEVELOPMENT".

Sale of Subsidiary to affiliates.

		On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation (National
Summit) which is wholly owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares held by its former parent company, Metropolitan which consisted of 100% of the outstanding common stock of Summit. Contemporaneous with this redemption, Summit issued 10,000 shares of common stock to National Summit, for $100,000. In addition, various investors in Metropolitan's common and preferred stock, including members of Mr. Sandifur's immediate family acquired 30,224 shares of Summit's Preferred Stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan with a value of approximately $3 million dollars. Following this sale, Metropolitan and its subsidiaries have continued to provide, for a fee, principally all the management services to Summit.

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

		On May 31, 1995, Metropolitan sold Old Standard to Summit. The sale price was $2,722,000 plus future contingency payments equal to 20% of statutory income prior to the accrual of income tax for the fiscal years ending December 31, 1995, 1996 and 1997. The price was based upon an independent appraisal of Old Standard. See Note 1 to the Consolidated Financial Statements.

		The sale of MIS and Old Standard and transfer of Metropolitan's property development division, are all part of the continuation of a general reorganization which was commenced in 1994, with the sale of Summit. Metropolitan considers this reorganization to be in its best interest as it becomes a national financial company as opposed to only regional, and due to regulatory considerations principally arising within Metropolitan's state of domicile. It is the opinion of management that these regulations hampered Metropolitan in its previous corporate structure and limited its growth potential. These regulations include excluding subsidiary earnings from an earnings to fixed charges ratio requirement unless those subsidiary earnings are actually paid to Metropolitan. This effectively made these subsidiaries non-earning assets of Metropolitan unless the dividends were actually paid. In light of these regulations and the expansion of Metropolitan and its subsidiaries beyond the Northwestern United
States, it is the opinion of Metropolitan's management that this reorganization may provide it with greater flexibility for future growth.

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

 	The consolidated financial data shown below as of September 30, 1996 and 1995 and for the years ended September 30,
1996, 1995, and 1994 (other than the Ratio of Earnings to Fixed Charges and preferred stock dividends) have been derived from, and should be read in conjunction with, Metropolitan's consolidated financial statements, related notes, and
Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown as of September 30, 1994, 1993 and 1992 and for the years ended September 30, 1993 and
1992 have been derived from audited financial statements not included herein. The consolidated financial statements as of and for the years ended September 30, 1996, 1995, 1994 and 1993 have been audited by Coopers & Lybrand L.L.P.  The consolidated financial statements as of and for the year ended September 30, 1992 has been audited by BDO Seidman.
		Year Ended September 30,
			------------------------------------------------
		1996	1995	1994	1993	1992
		----	----	----	----	----
		(Dollars in Thousands
		Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF
INCOME DATA
Revenues	$156,672	$138,107	$138,186	$133,113	$121,221
	========	========	========	========	========
Income before minority
interest, extraordinary
item and cumulative effect
of change in accounting
principle	$  8,146	$  6,376	$  5,702	$  8,558	$  3,290
Income allocated to
minority interests	(108)	(73)	(224)	(255)	(363)
	--------	--------	--------	--------	--------
Income before extraordinary
item and cumulative effect
of change in accounting
for income taxes	8,038	6,303	5,478	8,303	2,927
Extraordinary item (1)		-	-	-	651
Cumulative effect of change
in accounting
for income taxes (2)	-	-	-	(4,300)	-
	--------	--------	--------	--------	--------
Net income	8,038	  6,303	  5,478	  4,003	  3,578

Preferred stock dividends	(3,868)	 (4,038)	 (3,423)	 (3,313)	 (3,399)
	--------	---------	--------	--------	--------

Income (loss)
applicable to common
stockholders	$  4,170	$  2,265	$  2,055	$    690	$    179
	========	========	========	========	========
Ratio of Earnings
to Fixed Charges and
Preferred Stock Dividends(4)	1.14	1.03	1.04	1.17

PER COMMON SHARE DATA (3):

Income (loss) before
extraordinary item
and cumulative effect
of change in
accounting principle	$32,073	$ 17,288	$ 14,996	$ 37,239	$ (3,579)
Extraordinary item (1) 	-	-	-	-	4,932

Cumulative effect of change
in accounting principle (2) 	-	-	-	(32,089)	-
	--------	--------	--------	--------	--------
Income (loss)
applicable to common
stockholders (5)	$32,073	$ 17,288	$ 14,996	$  5,150	$  1,353
	========	========	========	========	========

Weighted Average Number of
Common Shares
Outstanding (3)	130	131	137	134	132
	========	========	========	========	========
Cash Dividends Per
Common Share	$    --	$  3,800	$    675	$    675	$      -
	========	========	========	========	========

CONSOLIDATED BALANCE SHEET
DATA:

Total Assets	$1,282,659	$1,078,468	$1,063,290	$1,031,958	$982,259
Debt Securities, Other
Debt Payable and Securities
Sold, Not Owned	363,427	226,864	261,500	234,497	230,814
Stockholders' Equity	46,343	40,570	32,625	32,781	28,260



	(1)  Benefit from utilization of net operating loss carry forwards.

	(2)	Change in accounting principles reflects the adoption of Statement of
Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

	(3)	All information retroactively reflects the reverse common stock split of 2,250:1 which occurred during the fiscal year ended September 30, 1994.

	(4)  The consolidated ratio of earnings to fixed charges and preferred dividends was 1.14, 1.03, 1.04 and 1.17 for the years ended September 30, 1996,
1995, 1994 and 1993, respectively.  Earnings were insufficient to meet fixed charges and preferred dividends for the year ended September 30, 1992, by approximately
$783,000.

	Assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments, the ratio of earnings to fixed charges and preferred dividends for Metropolitan alone was 1.11, 1.05, 1.34 and 1.06 for the years ended
September 30, 1996, 1995, 1994 and 1993, respectively. Earnings were insufficient to meet fixed charges and preferred dividends for the year ended September 30, 1992, by approximately $13,012,000.

	The consolidated ratio of earnings to fixed charges excluding preferred stock dividends was as follows for the years ended September 30, 1996 - 1.46; 1995 - 1.35;
1994 - 1.29; 1993 - 1.43; and 1992 - 1.21.  The ratio of earnings to fixed charges, excluding preferred stock dividends, for Metropolitan, assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments was
1.48, 1.40, 1.36 and 1.31 for the years ended September 30, 1996, 1995, 1994 and
1993, respectively. Such "parent only" earnings of Metropolitan were insufficient to meet fixed charges for the year ended September 30, 1992 by approximately
$7,701,000.

	(5) Earnings per common share are computed by deducting preferred stock dividends from net income and dividing the result by the weighted average number of shares of common stock outstanding.  There were no common stock equivalents or potentially dilutive securities outstanding during any year presented.



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

	Consolidated Group income before income taxes and minority interest was approximately $12.4 million for the fiscal year ended September 30, 1996 as compared to $9.5 million for the comparable 1995 period and $8.7 million for the comparable 1994 period. The increase in 1996 over 1995 was primarily attributable to a net increase of $7.4 million in realized gains from the sales of investments and Receivables, an increase of $1.3 million in net interest sensitive income and expense, being offset by a $1.2 million decrease in gains from real estate sales, a decrease of $1.5 million in fees, commissions, service and other income, an increase of $2.2 million in the provision for losses on real estate assets and a $.8 million increase in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization. The slight increase in income before income taxes and minority interest in 1995 over 1994 was primarily attributable to a net increase of $1.4 million in net gains from real estate sales, a decrease of $1.4 million in the provision for losses on real estate assets, an increase of $1.3 million in realized net gains from the sales of investments and Receivables, an increase of $1.6 million in expenses capitalized as deferred costs, net of amortization, and an improvement of $.8 million in fees, commissions, service and other income, offset by a decline of $1.6 million in net interest sensitive income and expense, and an increase of $4.2 million in commissions to agents.

	During the three year period ended September 30, 1996, the Consolidated Group operated in an environment of somewhat narrow fluctuations in interest rate levels with rates trending up in 1996 after declining in late 1995 and with a generally increasing trend in late 1994. Over the three year period, the general decrease in interest rate levels positively impacted earnings and increased the fair value of the portfolio of predominantly fixed rate investments.
A portion of this improvement in value was recognized with the realization of gains from the sale of investment securities and Receivables of $11.9 million, $4.4 million and $3.1 million in 1996, 1995 and 1994, respectively. The net effect of the sales was to recognize the present value of future income from the Receivables sold and to reduce future income to the extent that the proceeds from sales were invested at lower rates of return. For further information concerning the investment portfolio, See "BUSINESS-Life Insurance and Annuity Operations" & "BUSINESS-Securities Investments". The Receivable portfolio also experienced higher than normal prepayments during the periods of declining rates which increased income by triggering the recognition of unamortized discounts at an accelerated rate.

	Although the national economy has experienced moderate growth over the past three years, the Consolidated Group's financial results were not adversely impacted in any material way because of: (1) the wide geographic dispersion of its Receivables; (2) the relatively small average size of each Receivable; (3) the primary concentration of investments in residential Receivables where market values have been more stable than in commercial properties; and (4) a continuing strong demand for tax-advantaged products, such as annuities.

	During 1995, the Consolidated Group sold two of its subsidiary operating companies and discontinued its property development division. In January 1995, the Consolidated Group sold its broker/dealer subsidiary, MIS, to Summit and discontinued its property development activities. Old Standard was sold to Summit in May, 1995.
 The financial results of these transactions were not material to the Consolidated Group. Also, See "Certain Transactions".

	During 1996, construction on a major timeshare development project in Kauai, Hawaii was completed. At completion, approximately $21.4 million had been invested. The sales price of each timeshare week is projected to range between $14,000 and $18,000 with an expected sellout in approximately early 1998. See "Business-Real Estate Development-Lawai Beach Resort".

	Net income in 1996, 1995, 1994 and 1993 was sufficient to cover fixed charges including preferred stock dividend requirements, in contrast to shortfalls in 1992 and prior years. After considering the effects of potentially non-recurring income items such as gains from insurance settlements and the gains from sales of investments, Receivables and real estate, the 1996 income would have been insufficient to cover fixed charges by approximately $9.7 million. Additionally, the elimination of similar items in 1995 and 1994 would have resulted in insufficient earnings to cover fixed charges by approximately $6.8 million and $4.2 million, respectively. See "CERTAIN INVESTMENT CONSIDERATIONS-RISK FACTORS" & "SELECTED CONSOLIDATED FINANCIAL DATA".

Revenues and Expenses

	Revenue for the Consolidated Group of $156.7 million for 1996 showed a substantial increase from the $138.1 million reported in the prior year. Revenues of $138.1 million for the fiscal year ended September 30, 1995 was relatively unchanged from the $138.2 million reported for the same period in 1994. The $18.6 million increase in 1996 was primarily attributable to an increase of $6.5 million from interest related revenues, a $6.3 million increase in real estate sales and a $8.3 million increase in realized gains on sales of Receivables. The modest decline in 1995 included a reduction of $1.7 million in other investment interest and a decrease of $1.1 million in realized net gains on sales of investments, offset by an increase of $2.4 million in net gains from the sale of Receivables.

	Expenses of operation for the Consolidated Group were $144.3 million, $128.6 million and $129.5 million for fiscal years ended September 30, 1996, 1995 and 1994, respectively. The increase in expenses in 1996 over 1995 included an increase of $2.8 million in the cost of insurance policy and annuity benefits, an increase of $2.4 million in interest expense, an increase of $2.2 million in the provision for losses on real estate assets and a $.8 million increase in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization. The slight decline in expenses in 1995 as compared to 1994 included an increase of $3.6 million in the cost of insurance policy and annuity benefits and an increase of $4.2 million in recognized commissions to agents due to an increase in volume. These increases were offset by a $3.5 million decrease in interest expense, a $2.0 million decrease in the cost of real estate sold, a $1.4 million decrease in the provision for losses on real estate, and an increase of $1.6 million in the amount of expenses capitalized as deferred costs, net of amortization.

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

	The Consolidated Group is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. See "Asset/Liability Management". Net interest sensitive income was $27.8 million for the fiscal year ended September, 30, 1996. The comparable results for 1995 and 1994 were $26.5 million and $28.1 million, respectively. Interest rates in 1996 remained relatively stable with slightly increasing rates as the fiscal year closed. Interest rates were generally increasing over 1995 before declining later in the year which contributed to the decrease of $1.6 million in net interest sensitive income. Also contributing to the changes in net interest sensitive income was the capitalization of approximately $2.5 million, $2.7 million and $2.2 million for the years 1996, 1995, and 1994, respectively, of interest associated with various real estate development projects owned by the Consolidated Group.

Real Estate Sales

	The Consolidated Group is in the real estate market due primarily to its repossession of properties following Receivable defaults and its investment in a major timeshare development project in Kauai, Hawaii. See "BUSINESS-Real Estate Development."

	At September 30, 1996, excluding timeshare development property, approximately 80% of real estate owned by the Consolidated Group is located in the Pacific Northwest (Alaska, Washington, Oregon, Idaho, Montana), which has experienced a stronger more stable economy than many areas of the nation in the past several years. Consequently, management believes that the sale of these assets will be largely dependent on the attractiveness of the Pacific Northwest marketplace.
Of the property owned in the Pacific Northwest, approximately $13 million is invested in commercial developments with approximately $35 million in undeveloped land.

	The Consolidated Group is engaged in the development of various properties acquired in the course of business through repossession and as investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase salability and to maximize profit potential.

	Real estate sales exceeded cost of those sales by $1.7 million in 1996, $2.9 million in 1995, and $1.5 million in 1994. Included in these results are sales of timeshare units with a net loss of $.7 million and $.3 million in 1996 and 1994, respectively, and a net gain of $.9 million 1995.  Metropolitan has engaged an affiliate of the
Shell Group, Chicago, Illinois, Shell-Lawai ("Shell") to provide management services and sell timeshare units at Lawai Beach. See
"BUSINESS-Real Estate Development-Lawai Beach Resort".   This
agreement provides for a fixed fee to Shell plus an incentive fee based upon future sales after a base amount of cash flow is generated by the property. Sales of timeshare units in 1996, 1995 and 1994 were approximately $22.8 million, $23.6 million and $17.6 million, respectively.

	Real estate sales, including timeshare unit sales, totaled $45.6 million for 1996, $39.4 million for 1995 and $40.0 million for 1994. Sales of repossessed properties have more than kept pace with yearly additions resulting in a total investment in repossessed real estate of $36.2 million at September 30, 1996, $38.0 million at September 30, 1995 and $39.0 million at September 30, 1994. The aggregate investment in real estate held for sale and development decreased to $84.3 million at September 30, 1996, from $91.1 million at September
30, 1995, which increased from $76.8 million at September 30, 1994.
The decrease from 1995 to 1996 is attributable to the final completion of the timeshare project in Kauai, Hawaii in October 1995 and the sale of several large commercial properties throughout 1996. The increase of $14.3 million in 1995 over 1994 is primarily attributable to the continuing development of the timeshare project and the development of
a factory outlet mall in Pasco, Washington.   In addition to timeshare
unit development, the Consolidated Group is in the general business of holding and developing property for sale. The largest investments in such activities at September 30, 1996 were a $11.6 million development located in downtown Spokane adjacent to the central business district and a $10.5 million factory outlet mall development located in Pasco, Washington. See "BUSINESS-Other Development Properties".

	Gains or losses on real estate sold (excluding timeshare units) are a function of several factors. Management's experience with the most significant of these factors during the last three fiscal years is set forth below:

                                 	For the Fiscal Year Ended
                                           September 30,
                                     1996	  1995  	 1994
                                      (Dollars in Thousands)
  Amount of delinquencies over
    three months at fiscal year end   $26,500		$17,500	$19,000

  Amount of foreclosures during
    the fiscal year                   $14,271		$13,834	$19,117

  Amount of foreclosed real estate
    held for sale at fiscal year end  $36,158		$38,004	$39,037

  Gain (loss) on sale of the property
    during the fiscal year             $2,469		$1,992	$ 1,793

	The principal amount of Receivables in arrears for more than ninety days as of September 30, 1996, 1995 and 1994 was 3.9%, 2.8% and 3.1%, respectively, stated as a percentage of the total outstanding principal amount of Receivables. See Note 2 to the Consolidated Financial Statements. Improving the Consolidated Group's collection procedures, reducing delinquencies and reducing real estate held for sale and development, including repossessed property, continue to be ongoing goals of management.

	The increase in three month delinquencies from 1995 to 1996 of approximately $9 million was primarily the result of an increase in the outstanding principal amount of Receivables, a higher delinquency rate on timeshare Receivable and an overall increase in the general delinquency rate for all Receivables. Additionally, as only current Receivables could be sold in the securitizations, the Consolidated Group focused more closely on the Receivables to be included in the Receivable securitizations. Subsequent to the second securitization, which closed in November 1996, the Consolidated Group has renewed its efforts on controlling the delinquency in its Receivables portfolio. Also, effective February 1997, the Consolidated Group will bring in-house the servicing of timeshare Receivables which were previously serviced by a third party in Hawaii. The Consolidated Group believes the increased delinquency rates were adequately reserved as the Consolidated Group has increased the allowance for loss on real states assets associated with Receivables from $6.3 million in 1995 to $7.9 million 1996.

Provision for Losses on Real Estate Assets

	During the years ended September 30, 1996, 1995 and 1994, the Consolidated Group provided $6.4 million, $4.2 million and $5.5 million, respectively, for losses on real estate assets. At September 30, 1996, 1995 and 1994, the Consolidated Group had aggregate allowances for losses on real estate assets of $10.2 million, $8.1 million and $9.1 million, respectively, on real estate assets of $735 million, $679 million and $644 million, respectively. See Notes 3 and 6 to the Consolidated Financial Statements.

Non-Interest Income and Expense

	Non-interest income, composed of "Fees, Commissions, Services, and Other Income" on the income statement, was $4.3 million for the fiscal year ended September 30, 1996, $5.8 million for the fiscal year ended September 30, 1995, and $5.0 million for the comparable period in 1994. Income sources include service fees and late charges in connection with Receivables, charges for loan servicing and other services provided to outside affiliated companies, and rents, commissions and other revenues primarily associated with the Lawai Beach Resort, Kauai, Hawaii. The decrease of $1.5 million in 1996 from 1995 was primarily the result of ceasing the operations of a restaurant at Lawai Beach Resort and converting it to a leased operation, thereby reducing both revenues and related expenses, while the increase of $.8 million in 1995 over 1994 was primarily attributable to charges for services rendered to three former subsidiary companies which were sold in September of 1994, and in January and May of 1995.

	Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision for losses on real estate assets. Non-interest expense was $26.9 million for the year ended September 30, 1996 compared to $26.1 million for the fiscal year ended September 30, 1995 and $23.6 million for the comparable period in 1994. The increase in cost of $.8 million in 1996 over 1995 was primarily attributable to an increase of $1.4 million in salaries and benefits and a decrease of $1.9 million in capitalized costs, net of amortization being only partially offset by a $2.0 million reduction in commissions to agents and a $.5 million decrease in other operating expenses. The increase in cost of $2.5 million in 1995 over 1994 was primarily attributable to an increase of $4.2 million in the recognition of commissions paid to insurance agents and other agents which were offset only partially by an increase in the amount capitalized as deferred costs, net of amortization. See Note 13 to the Consolidated Financial Statements.

Realized Net Gains (Losses) on Sales of Investments and Receivables

	The Consolidated Group invests in securities and Receivables as well as real estate investment properties. The Consolidated Group adopted SFAS No. 115 on September 30, 1993 and since that time has classified its investments in debt and equity securities as either "trading", "available-for-sale" or "held-to-maturity". From time to time, gains or losses are recognized on trading positions and securities classified as "available-for-sale" may be sold at a gain or a loss.  Net losses from the sale of investments was $.8 million in
1996 with net gains of $.03 million and $1.1 million for the fiscal years ended September 30, 1995 and 1994, respectively. See "BUSINESS-
Securities Investments".   The Consolidated Group purchases
Receivables collateralized by real estate, lottery prizes structured settlements, and annuities. See "BUSINESS-Receivable Investments" and
Notes 2 and 4 to the Consolidated Financial Statements.   Such assets
are generated through the ongoing production operations of the Consolidated Group. At times, Receivables which have increased in value, primarily from a decreasing interest rate environment, or which exceed internal demand, may be remarketed either through whole loan sales or securitizations. See "BUSINESS-Receivable Sales" and "CERTAIN INVESTMENT CONSIDERATIONS-RISK FACTORS". Net gains from the sale of Receivables were $12.7 million, $4.4 million and $2.0 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

Asset/Liability Management

	The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature.
Generally, the Consolidated Group's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments)
reprice more slowly than the Consolidated Group's financial
liabilities (primarily securities sold, not owned, debentures and annuities). In a rising rate environment, this mismatch will tend to reduce earnings, while in a falling rate environment, earnings will
tend to increase.   During fiscal 1997, approximately $331 million of
interest sensitive assets are expected to reprice or mature. These assets consist of approximately $117 million of Receivables, $46 million of fixed income investments and $168 million of cash and cash equivalents. For liabilities, most of the balance of life insurance and annuity contracts may be repriced during 1997. Management estimates this amount at $628 million. In addition, approximately $50 million of debentures, $37 million of other debt and $133 million of securities sold, not owned, will mature or reprice during that period.
 At September 30, 1996, these estimates result in interest sensitive liabilities in excess of interest sensitive assets of approximately $517 million, or a ratio of interest sensitive assets to interest sensitive liabilities of approximately 256%.

	The Consolidated Group is able to manage this liability to asset mismatch of approximately 2.6:1 by the fact that approximately 74% of the interest sensitive liabilities are life insurance and annuity contracts which are subject to surrender charges. These contracts have maturities which extend for as long as nine years with surrender charges of decreasing amounts during their term. At the option of the Consolidated Group, these contracts are subject to annual repricing.
In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities were protected by surrender charges of approximately $20 million at September 30, 1996. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Consolidated Group has increased its ability to raise necessary liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the securitization could be used to payoff maturing liabilities.

Effect of Inflation

	During the three year period ended September 30, 1996, inflation has had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to impact interest rates on both the Consolidated Group's assets and liabilities. See "Interest Sensitive Income and Expense". However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated
Group has been a slight improvement over the three year period in the positive spread between the rate of return on interest earning assets less the cost of interest paying liabilities. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations.

	Revenues from real estate sold are influenced in part by inflation, as, historically, real estate values have fluctuated with the rate of inflation. However, management is unable to quantify the effect of inflation in this respect with any degree of accuracy.

New Accounting Rules

	In May, 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Consolidated Group adopted this new standard on October 1, 1995. The adoption of SFAS No. 114 did not have a material effect on the consolidated financial statements. See Note 1 to the Consolidated Financial Statements.

	In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. SFAS No. 121 requires certain long-lived assets, such as the Consolidated Group's real estate assets, be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. The Consolidated Group is required to adopt this new standard on October 1, 1996. The Consolidated Group does not anticipate that the adoption of SFAS No. 121 will have a material effect on the consolidated financial statements.

	In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial asset when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

Liquidity and Capital Resources

	The Consolidated Group's sources of liquidity are tied to its ability to renew, maintain or obtain existing and additional sources of cash. The Consolidated Group has successfully met these requirements during the past three years and has continued to invest funds generated by operations, financing activities, Receivables and investments.

	Cash provided from operating activities was $185.9 million in 1996, $40.8 million in 1995 and $46.0 million in 1994. Cash utilized by the Consolidated Group in its investing activities was $54.1 million in 1996, $43.6 million in 1995 and $106.8 million in 1994. Cash provided to the Consolidated Group from its financing activities was $3.3 million in 1996, $6.3 million in 1995 and $17.2 million in 1994. These cash flows have resulted in year end cash and cash equivalent balances of $167.9 million in 1996, $32.8 million in 1995 and $29.3 million in 1994. The increase in cash and cash equalivents of $137.1 million in 1996 over 1995 was almost entirely the result of the proceeds from the sale of securities, not owned of $132.7 million.
 These securities were sold "short" as an economic hedge to protect the profits in the Receivable securitization which closed in November 1996. In 1996, Receivable acquisitions of $382.1 million and $28.5 million in acquisition and costs associated with real estate held for sale and development were financed by proceeds from Receivable sales, securitizations and principal payments of $245.9 million, $55.5 million in proceeds from maturities and sales less purchases of investments and other cash proceeds of $53.2 million from operating activities. Proceeds from operating activities were primarily from net income of $8.0 million and $45.8 million from increases in life insurance and annuity reserves. At September 30, 1996, management considers its cash and cash equivalent funds combined with its other sources of funds to be adequate to finance any required debt retirements or planned asset additions.

	The State of Washington imposed certain temporary limitations on the total amount of debentures and preferred stock that Metropolitan could have outstanding during 1994, 1995 and 1996. At September 30, 1996, Metropolitan could not have more than an aggregate total of approximately $202.3 million in outstanding debentures (including accrued and compound interest) and aggregate outstanding preferred stock (based on original sales price) of approximately $49.5 million.
 Outstanding preferred stock is limited to the amount outstanding as of June 30, 1996 ($49.0 million) plus reinvested dividends ($.5 million) after that date. At September 30, 1996, Metropolitan had total outstanding debentures of approximately $192.2 million and total outstanding preferred stock of approximately $49.5 million. These limitations did not have any material adverse impact on liquidity during 1993 through 1995, but did limit sales of securities and resulting liquidity in 1996. Should the same or a lower limitation be imposed during 1997, it, could have a material negative effect on liquidity.

	During 1997, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $97.5 million. During 1996, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables was $302.5 million. A decrease in the prepayment rate on these Receivables or the ability to sell or securitize Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

	The Consolidated Group expects to maintain high levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale and securitization of Receivables. At September 30, 1996, cash or cash equivalents were $168 million, or 13.1% of assets. Of the $168 million of cash and cash equivalents, approximately $131 million was restricted from general use by the Consolidated Group until such time as the obligation for securities sold, not owned, was satisfied. Including securities that are available for sale and excluding restricted cash equivalents, total liquidity was $75 million, $65 million and $118 million as of September 30, 1996, 1995 and 1994, respectively, or 5.9%, 6.0% and 11.1% of total assets, respectively.

	Access to new "capital markets" through Receivable securitizations has allowed the Consolidated Group to both increase liquidity and accelerate earnings through the gains recorded on the securitizations. The increased ability to raise liquidity will enable the Consolidated Group to accept certain asset/liability mismatches which have historically been beneficial to the Consolidated Group when they have been able to finance higher earning longer term assets with lower cost of funds associated with shorter term liabilities.

	For statutory purposes, Western United performs cash flow testing under seven different rate scenarios. The results of these tests are filed annually with the Insurance Commissioner of the State of Washington. At the end of calendar year 1995, the results of this cash flow testing process were satisfactory.

	Metropolitan alone generated approximately $20.8 million in cash from operations in 1996. Net cash of approximately $23.5 million was used in investing activities. Funds used included $32.2 million for the purchase of Receivables, $11.7 million for the purchase of investments and $17.2 million in additions to real estate held. An additional $16.3 million was used for investment in and advances to subsidiaries. Funds provided from investing activities included $24.3 from the sale of Receivables and $12.5 million of principal payments on such Receivables. Additional funds of $9.2 million from proceeds on sales of real estate and $9.1 million from the sale and maturities of investments were received. Net cash used in financing activities in 1996 of $8.4 million included $22.9 million repayment of debentures and $3.9 million in preferred dividend payments, which were offset by new debenture sales of $9.1 million, issuance of preferred stock, net of redemption, of $1.8 million.

	Metropolitan alone generated approximately $2.4 million in cash from operations in 1995. Net cash of approximately $3.9 million was used in investing activities. Funds used included $18.4 million, $12.1 million, and $12.5 million for the purchase of Receivables, investments, and additions to real estate held, respectively. An additional $9.6 million was used for investment in and advances to subsidiaries. Funds provided from investing activities included $34.9 million from the sale of Receivables collateralized by real estate and $5.1 million of principal payments on such Receivables. Additional funds of $1.9 million and $7.6 were provided from the sale of real estate and investments, respectively. Net cash of $8.0 million provided from financing activities in 1995 included $53.1 million in proceeds from the sale of debentures which was partially offset by $49.0 million in repayment of debentures. Additionally, $4.5 million was obtained from the issuance of preferred stock and $4.2 million was obtained in net borrowings while $4.5 million was distributed in cash dividends.

	Metropolitan alone generated approximately $1.8 million in cash from operations in 1994. Investing activities, which provided approximately $4.8 million, were primarily: (1) investments in and advances to subsidiaries which provided $6.3 million; (2) changes in investments and Receivables, which provided $4.0 million; less (3) capital expenditures and the net change in real estate held of $5.5 million. Cash used in financing activities of $11.0 million were primarily used for: (1) net redemption of debenture bonds of $5.2 million; (2) repayment of borrowings from banks and others of $3.3 million; (3) cash dividends of $3.5 million: which were offset by (4) net issuance of preferred stock less redemption and retirement of common stock of approximately $1.0 million. For 1994, Metropolitan had a decrease in cash and cash equivalents of approximately $4.4 million resulting in a year end balance of approximately $9.4 million.

	Management believes that cash flow generated from the Consolidated Group's operating activities and financing activities will be sufficient to conduct its business and meet its anticipated obligations as they mature during the next fiscal year. Metropolitan has never defaulted on any of its obligations since its founding in 1953.




ITEM 8. Financial Statements and Supplementary Data

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 1996, 1995 and 1994



Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows


Notes to Consolidated Financial Statements




REPORT OF INDEPENDENT ACCOUNTANTS



The Directors and Stockholders
Metropolitan Mortgage & Securities Co., Inc.


We have audited the accompanying consolidated balance sheets of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company changed its method of accounting for impaired loans in 1996.






Spokane, Washington
December 6, 1996




METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1996 and 1995



				         ASSETS	     1996		     1995
					--------------	--------------
Cash and cash equivalents	$	167,879,080	$	32,798,627
Investments:
	Available-for-sale securities,
		at market		38,554,498		31,829,980
	Held-to-maturity securities, at
		amortized cost		124,748,490		188,073,542
	Accrued interest on investments		1,516,390		2,372,891
					--------------	--------------
			Total cash and investments		332,698,458		255,075,040
					--------------	--------------
Real estate contracts and mortgage
	notes receivable, net, including
	real estate contracts and mortgage
	notes receivable held for sale of
	approximately $106,575,000 in 1996		650,933,330		587,493,614
Real estate held for sale and
	development, including foreclosed
	real estate received in satis-
	faction of debt of $36,158,099
	and $38,004,011		84,333,288		91,105,003
					--------------	--------------
			Total real estate assets		735,266,618		678,598,617

Less allowance for losses on real
	estate assets		(10,192,584)		(8,116,065)
					--------------	--------------
			Net real estate assets		725,074,034		670,482,552
					--------------	--------------
Other receivable investments		107,494,150		41,591,415
					--------------	--------------
Other assets:
	Deferred costs		74,530,361		74,521,803
	Land, buildings and equipment,
		net of accumulated depreciation		8,516,598		8,148,850
	Other assets including receivables
		from affiliates, net of allow-
		ances of $180,954 and $77,039		34,345,227		28,648,340
					--------------	--------------
			Total other assets		117,392,186		111,318,993
					--------------	--------------
			Total assets	$	1,282,658,828	$	1,078,468,000
					==============	==============





METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED
September 30, 1996 and 1995




         LIABILITIES AND
      STOCKHOLDERS' EQUITY	     1996		     1995
					--------------	--------------
Liabilities:
	Life insurance and annuity
		reserves	$	837,366,108	$	781,716,153
	Debenture bonds and accrued
		interest		192,173,751		201,311,873
	Debt payable		38,601,146		25,552,451
	Securities sold, not owned, at
		market		132,652,334
	Accounts payable and accrued
		expenses		18,082,782		15,558,818
	Deferred income taxes		15,894,831		12,254,475
	Minority interest in consolidated
		subsidiaries		1,544,544		1,503,788
					--------------	--------------
			Total liabilities		1,236,315,496		1,037,897,558
					--------------	--------------
Commitments and contingencies
	(Notes 5 and 14)

Stockholders' equity:
	Preferred stock, (liquidation
		preference $49,495,906 and
		$47,825,310)		21,518,198		21,627,106
	Subordinate preferred stock, no par		--		--
	Common stock, $2,250 par		293,417		293,417
	Additional paid-in capital		16,791,670		14,917,782
	Retained earnings		8,731,070		4,561,554
	Net unrealized losses on invest-
		ments, net of income taxes of
		$510,530 and $427,283		(991,023)		(829,417)
					--------------	--------------
			Total stockholders' equity		46,343,332		40,570,442
					--------------	--------------
			Total liabilities and stock-
				holders' equity	$	1,282,658,828	$	1,078,468,000
					==============	==============


The accompanying notes are an integral part of the consolidated financial statements.




METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 1996, 1995 and 1994

								   1996		   1995		   1994
								-----------	-----------	-----------
Revenues:
	Insurance premiums	$	3,000,000	$	3,000,000	$	2,958,000
	Interest on receivables		58,529,828		56,553,869		56,420,184
	Earned discount on receivables		18,036,075		13,786,977		13,790,211
	Other investment interest		15,291,496		15,039,706		16,715,517
	Real estate sales		45,648,264		39,388,086		40,023,974
	Gain on insurance settlement 				50,922		203,691
	Fees, commissions, service and other
		income					4,300,381		5,847,020		4,992,505
	Realized net gains (losses) on sales
		of investments		(821,481)		34,565		1,111,974
	Realized net gains on sales of
		receivables			12,687,616		4,406,338		1,969,907
								-----------	-----------	-----------
			Total revenues		156,672,179		138,107,483		138,185,963
								-----------	-----------	-----------
Expenses:
	Insurance policy and annuity benefits		48,301,010		45,483,802		41,918,907
	Interest, net			18,787,655		16,381,004		19,895,252
	Cost of real estate sold		43,910,654		36,449,309		38,496,776
	Provision for losses on real estate
		assets					6,360,072		4,174,644		5,533,193
	Salaries and employee benefits		10,199,812		8,803,131		8,846,677
	Commissions to agents		10,574,049		12,588,546		8,430,654
	Other operating and underwriting		6,958,938		7,414,502		7,420,022
	Less amount capitalized as deferred
		costs, net of amortization		(801,825)		(2,671,195)		(1,050,279)
								-----------	-----------	-----------
			Total expenses		144,290,365		128,623,743		129,491,202
								-----------	-----------	-----------
Income before income taxes and minority
	interest					12,381,814		9,483,740		8,694,761
Provision for income taxes		(4,235,469)		(3,107,897)		(2,992,476)
								-----------	-----------	-----------
Income before minority interest		8,146,345		6,375,843		5,702,285

Income of consolidated subsidiaries
	allocated to minority stockholders		(108,681)		(73,197)		(224,529)
								-----------	-----------	-----------
Net income					8,037,664		6,302,646		5,477,756
Preferred stock dividends		(3,868,148)		(4,037,921)		(3,423,326)
								-----------	-----------	-----------
Income applicable to common stockholders	$	4,169,516	$	2,264,725	$	2,054,430
								===========	===========	===========
Income per share applicable to common
	stockholders		$	32,073	$	17,288	$	14,996
								===========	===========	===========


Weighted average number of shares of
	common stock outstanding		130		131		137
								===========	===========	===========

The accompanying notes are an integral part of the consolidated financial statements.




METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1996, 1995 and 1994

							Additional		Net Unrealized
			Preferred		Common		Paid-in		Gains (Losses)	Retained
			Stock		Stock		Capital		on Investments	Earnings
			-----------	-----------	-----------	--------------	-----------
Balance, September 30, 1993	$	21,402,599	$	310,485	$	9,754,510	$	535,635	$	778,260
Net income										5,477,756
Net change in unrealized (losses) on
	available-for-sale securities, net
	of income taxes of $1,721,435								(3,371,012)
Cash dividends, common ($675 per share)										(87,012)
Cash dividends, preferred (variable rate)										(3,423,326)
Redemption and retirement of stock
	(14,470 shares)		(144,699)				(353,743)
Redemption and retirement of stock
	(6 shares) and change in minority
	interest				(13,864)		(12,914)
Sale of variable rate preferred stock,
	net (17,901 shares)		179,010				1,593,639
			-----------	-----------	-----------	-----------	-----------
Balance, September 30, 1994		21,436,910		296,621		10,981,492		(2,835,377)		2,745,678
Net income										6,302,646
Net change in unrealized gains on
	available-for-sale securities, net
	of income taxes of $1,018,219								2,005,960
Cash dividends, common ($3,800 per share)										(501,582)
Cash dividends, preferred (variable rate)										(4,037,921)
Redemption and retirement of stock (2
	shares) and change in minority interest			(3,204)		(123,551)
Redemption and retirement of stock
	(27,637 shares)		(276,376)				13,120
Sale of variable rate preferred stock,
	net (46,657 shares)		466,572				4,046,721
Excess sales price over historical cost
	basis of subsidiaries sold to related
	parties										52,733
			-----------	-----------	-----------	-----------	-----------
Balance, September 30, 1995		21,627,106		293,417		14,917,782		(829,417)		4,561,554




METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED for the years ended September 30, 1996, 1995 and 1994

							Additional		Net Unrealized
			Preferred		Common		Paid-in		Gains (Losses)	Retained
			Stock		Stock		Capital		on Investments	Earnings
			-----------	-----------	-----------	--------------	-----------
Balance, September 30, 1995		21,627,106		293,417		14,917,782		(829,417)		4,561,554
Net income										8,037,664
Net change in unrealized (losses) on
	available-for-sale securities, net
	of income taxes of $83,247								(161,606)
Cash dividends, preferred (variable rate)										(3,868,148)
Redemption and retirement of stock
	(32,330 shares)		(323,301)				(47,433)
Sale of variable rate preferred
	stock, net (21,439 shares)		214,393				1,921,321
			-----------	-----------	-----------	-----------	-----------
Balance, September 30, 1996	$	21,518,198	$	293,417	$	16,791,670	$	(991,023)	$	8,731,070
			===========	===========	===========	===========	===========

The accompanying notes are an integral part of the consolidated financial statements.



METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 1996, 1995 and 1994

			    1996		    1995		    1994
			-------------	-------------	-------------
Cash flows from operating activities:
	Net income		$	8,037,664	$	6,302,646	$	5,477,756
	Adjustments to reconcile net income
		to net cash provided by operating
		activities:
			Proceeds from sale of trading
				securities		67,093,831		515,677,468		1,064,997,088
			Purchase of trading securities		(67,448,595)		(515,570,230)		(1,064,712,932)
			Realized net gains on sales of
				investments and receivables		(11,866,135)		(4,440,903)		(3,081,881)
			Gain on sales of real estate		(1,737,610)		(2,938,777)		(1,527,198)
			Gain on insurance settlement				(50,922)		(203,691)
			Provision for losses on real
				estate assets		6,360,072		4,174,644		5,533,193
			Provision for losses (recover-
				ies) on other assets		70,500		(35,657)		204,650
			Depreciation and amortization		4,617,664		3,023,233		2,066,365
			Minority interests		108,681		73,197		224,529
			Deferred income tax provision		3,640,356		2,747,990		2,644,170
			Changes in assets and liabili-
				ties, net of effects from
				sale of subsidiaries:
					Life insurance and annuity
						reserves		45,782,339		42,033,038		39,322,517
					Deferred costs, net		(8,558)		(3,034,857)		(1,349,405)
					Compound and accrued
						interest on bonds		4,642,760		(2,214,261)		(2,096,810)
					Securities sold, not owned		132,652,334
					Other		(6,089,670)		(4,910,909)		(1,537,118)
								-------------	-------------	-------------
							Net cash provided by
							  operating activities		185,855,633		40,835,700		45,961,233
								-------------	-------------	-------------

Cash flows from investing activities:
	Proceeds from sale of subsidiaries,
		net of cash				(1,406,873)
	Principal payments on real estate
		contracts and mortgage notes
		receivable		107,702,333		118,869,137		107,040,612
	Principal payments on other
		receivable investments		6,049,097		1,664,132
	Proceeds from sales of real estate
		contracts and mortgage notes
		receivable and other receivable
		investments		182,177,259		72,914,006		20,407,270
	Acquisition of real estate contracts
		and mortgage notes receivable		(282,313,300)		(203,525,666)		(142,479,298)
	Acquisition of other receivable
		investments		(99,804,805)		(56,229,758)
	Proceeds from insurance settlement				50,922		203,691
	Proceeds from sales of real estate		6,545,323		5,285,839		6,562,008
	Proceeds from maturities of held-
		to-maturity investments		2,598,081		4,696,003		8,875,268




METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 1996, 1995 and 1994


			    1996		    1995		    1994
			-------------	-------------	-------------
Cash flows from investing activities,
	Continued:
		Proceeds from maturities of
			available-for-sale investments		37,496,910
		Purchases of held-to-maturity
			investments		(12,181,445)		(1,557,219)		(5,263,021)
		Proceeds from sales of available-
			for-sale investments		31,686,315		92,779,569		367,846,050
		Purchases of available-for-sale
			investments		(4,138,391)		(34,387,059)		(441,965,194)
		Purchases of and costs associated
			with real estate held for sale
			and development		(28,499,006)		(41,841,982)		(27,544,340)
		Capital expenditures		(1,369,802)		(894,673)		(471,097)
								-------------	-------------	-------------
							Net cash used in
							  investing activities		(54,051,431)		(43,583,622)		(106,788,051)
								-------------	-------------	-------------
Cash flows from financing activities:
	Increase (decrease) in short-term
		borrowings		11,353,125		(36,598,375)		59,730,000
	Repayments of debt payable		(2,060,440)		(524,046)		(2,468,655)
	Receipts from life and annuity
		products			112,894,347		145,066,891		85,332,591
	Withdrawals of life and annuity
		products			(103,026,731)		(105,469,442)		(124,642,366)
	Issuance of debenture bonds		9,125,303		53,120,179		56,954,423
	Repayment of debenture bonds		(22,906,185)		(48,970,828)		(55,193,403)
	Issuance of preferred stock		2,135,714		4,513,293		1,772,649
	Redemption and retirement of stock		(370,734)		(327,336)		(775,742)
	Cash dividends		(3,868,148)		(4,539,503)		(3,510,338)
								-------------	-------------	-------------
							Net cash provided by
							  financing activities		3,276,251		6,270,833		17,199,159
								-------------	-------------	-------------
Net increase (decrease) in cash and
	cash equivalents		135,080,453		3,522,911		(43,627,659)

Cash and cash equivalents:
	Beginning of year		32,798,627		29,275,716		72,903,375
								-------------	-------------	-------------
	End of year	$	167,879,080	$	32,798,627	$	29,275,716
								=============	=============	=============

See Note 16 for supplemental cash flow information.


The accompanying notes are an integral part of the consolidated financial statements.




METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.	SUMMARY OF ACCOUNTING POLICIES:

			BUSINESS AND ORGANIZATION

			Metropolitan Mortgage & Securities Co., Inc. (the Company and
Metropolitan) invests in real estate contracts and mortgage
notes receivable and other investments, including real estate development, with proceeds from investments and securities
offerings.

			On September 9, 1994, the Company sold its entire interest in one of its subsidiaries, Summit Securities, Inc. (Summit), to
National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr., the Company's Chief Executive
Officer. The change in control was made pursuant to a
reorganization wherein Summit redeemed all the common shares held by its former parent company. Summit redeemed the common shares for $3,600,000 paid in cash to the Company. The sales price approximated the net book value of Summit at the date of acquisition. The results of operations of Summit are included in the consolidated financial statements for the period prior to September 9, 1994. Also, during the year ended September 30,
1994, some of the Company's majority-owned subsidiaries had
reverse stock splits and fractional shares were redeemed and retired for cash.

			On January 31, 1995, Metropolitan and Summit consummated a transaction whereby 100% of the common stock of Metropolitan
Investment Securities, Inc. (MIS) was sold to Summit. The cash price was $288,950, the approximate historical cost basis of MIS at closing. MIS is a broker/dealer and the exclusive broker/dealer for the securities sold by Metropolitan and Summit. This sale did not materially affect the business operations of MIS. The results of operations of MIS are included in the consolidated financial statements for periods prior to January 31, 1995.

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




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			BUSINESS AND ORGANIZATION, CONTINUED

			On May 31, 1995, Metropolitan and Summit consummated a transaction whereby 100% of the common stock of Old Standard
Life Insurance Company (OSL) was sold to Summit. The cash price was $2,722,000, the approximate historical cost basis of OSL at closing, with future contingency payments equal to 20% of statutory income prior to the accrual of income taxes for the fiscal years ending December 31, 1995, 1996 and 1997. The cash sales price plus estimated future contingency payments approximated the appraised valuation of OSL. OSL is engaged in the business of acquiring receivables using funds derived from the sale of annuities, investment income and receivable cash flows. The sale of OSL decreased total assets and liabilities by approximately $46.2 million. The results of operations of OSL are included in the consolidated financial statements for periods prior to May 31, 1995.

			The total purchase price of MIS and OSL exceeded the historical cost bases of the net assets of the companies by approximately
$53,000. Due to the common control of Metropolitan and Summit, this excess purchase price was recorded as an increase to
retained earnings in the periods in which the sales occurred.

			Metropolitan is effectively controlled by C. Paul Sandifur, Jr.
through his common stock ownership and voting control.

			PRINCIPLES OF CONSOLIDATION

			The consolidated financial statements include the accounts of
Metropolitan Mortgage & Securities Co., Inc. and its majority-
owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

			CASH AND CASH EQUIVALENTS

			The Company considers all highly-liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Cash includes all balances on hand and on deposit in banks and financial institutions. The Company periodically evaluates the credit quality of its depository financial institutions. Substantially all cash and cash equivalents are on deposit with one financial institution and balances periodically exceed the FDIC insurance limit.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			INVESTMENTS

			The Company has classified its investments in debt and equity securities as "available-for-sale," "held-to-maturity" or
"trading." The accounting policies related to these investment classifications are as follows:

				AVAILABLE-FOR-SALE SECURITIES:  Available-for-sale
securities, consisting primarily of government-backed securities, public utility and corporate bonds, are carried at market value. Unrealized gains and losses on these securities are presented as a separate component of stockholders' equity, net of related deferred income taxes.

				HELD-TO-MATURITY SECURITIES:  Held-to-maturity securities,
consisting primarily of public utility and corporate bonds
and mortgage- and government-backed securities having fixed
maturities, are carried at amortized cost. The Company has
the ability and intent to hold these investments until
maturity.

				TRADING SECURITIES:  Trading securities, consisting primarily of government-backed securities and corporate bonds, are
bought and held principally for the purpose of selling them
in the near term and are recorded at market value. Realized
and unrealized gains and losses are included in the
consolidated statements of income.

			Realized gains and losses on investments are calculated on the specific-identification method and are recognized in the
consolidated statements of income in the period in which the investment is sold.

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




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

			Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized
acquisition costs, are amortized using the level yield
(interest) method. For receivables acquired after September 30,
1992, net purchase discounts are amortized on an individual
contract basis using the level yield (interest) method over the remaining contractual term of the receivables. For receivables acquired before October 1, 1992, the Company accounts for its portfolio of discounted receivables using anticipated
prepayment patterns to apply the level yield (interest) method of amortizing discounts. Discounted receivables are pooled by the fiscal year of purchase and by similar receivable types.
The amortization period, which is approximately 78 months,
estimates a constant prepayment rate of 10-12 percent per year and scheduled payments, which is consistent with the Company's prior experience with similar receivables and the Company's
expectations.

			REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD
			FOR SALE

			Real estate contracts and mortgage notes receivable held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs)
or market value, determined on an aggregate basis. Gains or
losses on such sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in
interest income. Deferred net discounts and capitalized
acquisition costs are recognized at the time the related
receivables are sold to third-party investors or securitized through transfer to a real estate investment trust.

			OTHER RECEIVABLE INVESTMENTS

			Other receivables held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			REAL ESTATE HELD FOR SALE AND DEVELOPMENT

			The Company holds real estate, stated at the lower of cost or fair value less costs to sell, for purposes of development and resale. The Company acquires real estate through direct
purchase and foreclosure. Cost is determined by the purchase price of the real estate or, for real estate acquired by
foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b)
cost (unpaid receivable carrying value). Periodically, the
Company reviews its carrying values of real estate held for
sale and development by obtaining new or updated appraisals and adjusts its carrying values to the lower of cost or net
realizable value, as necessary. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that these carrying values could change in the near term.

			Occasionally, these real estate properties are rented, with the revenue being included in other income and related costs are charged to expense.

			In March 1995, SFAS No. 121 (SFAS 121), "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed Of," was issued. SFAS No. 121 requires certain long-
lived assets, such as the Company's real estate assets, be
reviewed for impairment in value whenever events or
circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected
future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the
asset is less than its carrying value, an impairment loss is to be recognized. The Company is required to adopt this new
standard on October 1, 1996. The Company does not anticipate that the adoption of SFAS No. 121 will have a material effect on the consolidated financial statements.

			Profit on sales of real estate is recognized when the buyers'
initial and continuing investment is adequate to demonstrate
(1) a commitment to fulfill the terms of the transaction, (2)
that collectibility of the remaining sales price due is
reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and has transferred all the risks and rewards of ownership to the buyer.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS

			The established allowances for losses on real estate assets
include amounts for estimated probable losses on both real
estate held for sale and development and real estate contracts and mortgages receivable. Specific allowances are established, as necessary, for delinquent receivables with net carrying
values in excess of $100,000. Additionally, the Company
establishes allowances, based on historic delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses are determined based upon the net carrying values of the receivables,
including accrued interest, determined in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a
Loan." The Company adopted this new standard on October 1,
1995, which did not have a material effect on the consolidated financial statements.

			The Company continues to accrue interest on delinquent loans until foreclosure, unless the principal and accrued interest on the receivable exceeds the fair value of the collateral, net of the estimated selling costs. The Company obtains new or updated appraisals on collateral for appropriate delinquent
receivables, and adjusts the allowance for losses as necessary, such that the net carrying value does not exceed net realizable value.

			DEFERRED COSTS

			Commission expense and other insurance policy, annuity and debenture issuance costs are deferred. For debenture issuance costs, amortization is computed over the expected term which ranges from 6 months to 5 years, using the level yield
(interest) method. For annuities and life insurance costs, the portion of the deferred policy acquisition cost that is estimated not to be recoverable from surrender charges is amortized as a constant percentage of the estimated gross profits (both realized and unrealized) associated with the policies in force.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			LAND, BUILDINGS AND EQUIPMENT

			Land, buildings and equipment are stated at cost. Buildings, improvements, furniture and equipment are depreciated using
both straight-line and accelerated methods over their estimated useful lives which, for buildings and improvements, range from
5 to 40 years, and for furniture and equipment, range from 3 to
10 years. Repairs, maintenance and minor renewals are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the
accounts and any resulting gain or loss is reflected in
operations.

			COMPUTER SOFTWARE COSTS

			The Company capitalizes direct costs of enhancements to computer software operating systems acquired and developed for internal use. At September 30, 1996, total enhancement costs of approximately $6,566,000 have been capitalized. These costs are being amortized over 5- and 10-year periods, depending on the estimated useful life of the enhancement, using the straight-line method. It is reasonably possible that the remaining estimated useful lives could change in the near term. As a result, the carrying value of these enhancements may be reduced.

			The Company will be required to make further enhancements to its computer software operating systems to enable recognition of the new century. The program codes within the operating
systems currently store only a two digit character for the year in which transactions occur. The modification of these program codes to store four digit years will occur in the near term.
The Company expects that the costs of these modifications will be material and will be charged to operations as incurred.

			INSURANCE AND ANNUITY RESERVES

			Premiums for universal life contracts and annuities are reported as life insurance and annuity reserves under the deposit method. Reserves for life insurance and annuities are equal to the sum of the account balances including deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result in changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near term.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			RECOGNITION OF INSURANCE AND ANNUITY REVENUES

			Revenues for universal life contracts and annuities are recognized either upon assessment or over the estimated policy term. These revenues consist primarily of mortality expenses and surrender charges. Annuity revenues consist of the charges assessed against the annuity account balance for services and surrender charges. Charges for future services are assessed;
however, the related revenue is deferred and recognized in income over the period benefitted using the same assumptions as are used to amortize deferred policy acquisition costs.

			GUARANTY FUND ASSESSMENTS

			The Company's life insurance subsidiary is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants in the event of
insolvency of other life insurance companies. A portion of
these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could
decrease the amount available for offset. As of September 30,
1996 and 1995, the Company has accrued an estimated liability for guaranty fund assessments for known insolvencies net of
estimated recoveries through premium tax offsets.

			INTEREST COSTS

			Interest costs associated with the development of real estate projects are capitalized. During the years ended September 30,
1996, 1995 and 1994, the Company capitalized interest of
$2,468,411, $2,730,373 and $2,151,651, respectively.

			INCOME TAXES

			The Company accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			INCOME TAXES, CONTINUED

			The Company files a consolidated federal income tax return with its includable affiliates. The consolidating companies have
executed a tax allocation agreement. Under the agreement, the
Companies' income tax provisions are computed on a separate
return basis and consolidated affiliates receive a reim-
bursement to the extent that their losses and other credits
result in a reduction of the consolidated tax liability.

			EARNINGS PER COMMON SHARE

			Earnings per common share are computed by deducting preferred stock dividends from net income and dividing the result by the weighted average number of shares of common stock outstanding.
All weighted average common shares outstanding and per share amounts have been retroactively restated to reflect the reverse stock split which occurred in fiscal 1994 (see Note 11). There were no common stock equivalents or potentially dilutive
securities outstanding during any of the three years in the
period ended September 30, 1996.

			HEDGING ACTIVITIES

			The Company is authorized by its Board of Directors, subject to certain limitations, to use financial futures instruments for the purpose of hedging interest rate risk relative to the
securities portfolio and in anticipation of sales and
securitizations of real estate contracts and other receivable investments. The insurance subsidiary sells securities "short"
(the sale of securities which are not currently in the
portfolio and therefore must be purchased to close out the sale agreement) as another means of managing interest rate risk or to benefit from an anticipated movement in the financial
markets.

			The Company also purchases collateralized mortgage obligations
(CMOs), pass-through certificates and other asset-backed
securities for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the
underlying mortgages or assets; i.e., improving in value with falling interest rates and declining in value with rising
interest rates. The Company has not invested in "derivative




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


 1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			HEDGING ACTIVITIES, CONTINUED

			products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying
securities.

			Unrealized gains or losses associated with financial future
contracts that meet the hedge criteria prescribed in Statement of Financial Standards No. 80 (SFAS No. 80), "Accounting for
Futures Contracts" are deferred and recognized when the effects of changes in interest rate on the hedged asset are recognized.
Sales of securities, not owned, are recognized as liabilities and are adjusted to market value with the unrealized gain or loss recognized currently in operations.

			In fiscal 1996, the Company sold U.S. Treasury securities, which it did not own, to provide an economic hedge for the anticipated securitization of real estate contracts and mortgage notes receivable which was completed in November 1996.
At September 30, 1996, the Company was obligated to deliver
U.S. Treasury securities with a market value of approximately
$132,652,000. During the year ended September 30, 1996, the
Company recognized a loss of approximately $820,000 associated with this obligation. At September 30, 1996, approximately
$131,091,000 of the Company's cash and cash equivalents were restricted until such time as these obligations are repaid.

			ESTIMATES

			The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

			RECLASSIFICATIONS

			Certain amounts in the 1995 and 1994 consolidated financial
statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	2.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

		Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. At September 30, 1996, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $675,000,000
(99%) and second or lower position liens of approximately
$6,000,000 (1%). The Company's real estate contracts and mortgage notes receivable at September 30, 1996 are collateralized by property concentrated in the following geographic areas:


			Pacific Northwest (Alaska, Idaho, Montana, Oregon
				and Washington)		23%
			Pacific Southwest (Arizona, California and Nevada)		20
			Southwest (New Mexico and Texas)		16
			Atlantic Northeast (Connecticut, Maryland, New Jersey,
				New York and Pennsylvania)		10
			Southeast (Florida, Georgia, North Carolina and South
				Carolina)		10
			Other		21
						---
						100%
						===

		The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect the Company's estimate of its allowance for losses associated with these receivables.

		The face value of the real estate contracts and mortgage notes receivable range principally from $15,000 to $300,000. At
September 30, 1996, the Company had 52 receivables aggregating approximately $29,400,000 which had face values in excess of $300,000. No individual receivable is in excess of 0.4% of the total carrying value of real estate contracts and mortgage notes receivable, and less than 3% of the receivables are subject to variable interest rates. Contractual interest rates for 91% of the face value of receivables fall within a range from 6% to 13% per annum. The weighted average contractual interest rate on these receivables at September 30, 1996 is approximately 9.4%.
Maturity dates range from 1996 to 2026.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	2.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, CONTINUED:

		The following is a reconciliation of the face value of real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1996 and 1995.

					    1996		    1995
					------------	------------


			Face value of discounted
				receivables	$	548,537,547	$	505,440,872
			Face value of originated
				receivables		132,640,600		112,072,081
			Unrealized discounts, net of
				unamortized acquisition costs		(38,607,376)		(37,354,378)
			Accrued interest receivable		8,362,559		7,335,039
					------------	------------
			Carrying value 	$	650,933,330	$	587,493,614
					============	============



		The originated receivables are collateralized primarily by first position liens and result from loans made by the Company to facilitate the sale of its repossessed property. No unrealized discounts are attributable to originated receivables.

		The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $26,500,000 and $17,500,000 at September 30, 1996
and 1995, respectively.

		Real estate contracts and mortgage notes receivable with net carrying values of approximately $38,212,000 were sold, resulting in gains of approximately $1,255,000, by the Company's life insurance subsidiary to affiliated entities in fiscal 1996. Sales of receivables with net carrying values of approximately
$54,388,000 and $18,437,000 were sold without recourse to various financial institutions resulting in gains of approximately
$2,645,000 and $1,970,000 in fiscal 1995 and 1994, respectively.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	2.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, CONTINUED:

		Aggregate amounts of receivables (face value) expected to be received, based upon estimated prepayment patterns, are as follows:

			Fiscal Year Ending
			   September 30,
			------------------
				     1997	$	100,939,000
				     1998		89,216,000
				     1999		79,191,000
				     2000		70,664,000
				     2001		63,464,000
				  Thereafter		277,704,147
					------------
					$	681,178,147
					============

	3.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR
SALE:

		Real estate contracts and mortgage notes receivable, held for sale consist of a pool of receivables which are intended to be securitized and sold without recourse in a private placement. On
November 26, 1996, the Company securitized and sold all real estate contracts and mortgage notes receivable held for sale at September 30, 1996, which resulted in a pretax gain of approximately $8.9 million.

		The Company entered into a securitization transaction during the year ended September 30, 1996. The Company participates in these securitization transactions with its subsidiaries and affiliates.
These receivables are structured in classes by credit rating and transferred to a real estate trust, which sells pass-through certificates to third parties. These securitizations are recorded as sales of receivables and gains, net of transaction expenses, are recognized in the consolidated statements of income as each class is sold.

		During the year ended September 30, 1996, proceeds from securitization transactions were approximately $112,975,000 and resulted in gains of approximately $7,798,000. The gain realized included approximately $2,290,000 associated with the estimated fair value of the mortgage servicing rights retained on the pool.
The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. It is reasonably possible that actual prepayment experience could exceed the estimated prepayment factor in the near term, which would result in a reduction in the carrying value of retained mortgage servicing rights.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	3.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR
SALE, CONTINUED:

		Of the receivables securitized, the Company has retained an investment in certain classes of the securities having a fair value of approximately $4,333,000 at September 30, 1996. These securities were transferred to the Company's investment portfolio and classified as available-for-sale. These certificates are the B-4 and residual certificate classes and are subordinate to the other offered classes of certificates. These classes receive the lowest priority of principal and interest distributions and thus bear the highest credit risk. The Company provides for this risk by reducing the interest yield on these securities and by providing a reserve for the principal distributions due on these subordinate classes which may not be received due to default or loss. The weighted average constant effective yield recognized by the Company on these securities was 13.2% at September 30, 1996.

		In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.


	4.	OTHER RECEIVABLE INVESTMENTS:

		Other receivable investments include various cash flow investments, primarily annuities and lottery prizes. Annuities are general obligations of the payor, which is generally an insurance company. Lottery prizes are general obligations of the insurance company or other entity making the lottery prize payments. Additionally, when the lottery prizes are from a state-run lottery, the lottery prizes are often backed by the general credit of the state.

		These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant yield on these receivables at September 30, 1996 is approximately
8.71%. Maturity dates range from 1996 to 2035.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	4.	OTHER RECEIVABLE INVESTMENTS, CONTINUED:

		The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 1996 and 1995.


					    1996		    1995
					------------	------------

			Face value of receivables	$	173,280,414	$	70,965,501
			Unrealized discounts, net of
				unamortized acquisition costs		(65,786,264)		(29,374,086)
					------------	------------
			Carrying value	$	107,494,150	$	41,591,415
					============	============


		All such receivables at September 30, 1996 were performing in accordance with their contractual terms.

		During the years ended September 30, 1996 and 1995, the Company sold approximately $27,853,000 and $14,120,000, respectively, of these receivables without recourse and recognized gains of approximately $1,882,000 and $1,761,000, respectively.

		The following other receivable investments, by obligor, were in excess of ten percent of stockholders' equity at September 30, 1996 and 1995.

							Aggregate
							Carrying
			Issuer			Amount
			---------------------------------------------	-	------------

			1996:
				California State Agency			$	24,718,527
				New York State Agency				15,511,891
				New Jersey State Agency				10,975,661
				Oregon State Agency				10,532,006
				Arizona State Agency				10,223,076
				Michigan State Agency				8,518,973
				Colorado State Agency				4,903,971

			1995:
				California State Agency				8,934,296
				Arizona State Agency				6,630,281
				New Jersey State Agency				4,931,025
				New York State Agency				4,758,062





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	4.	OTHER RECEIVABLE INVESTMENTS, CONTINUED:

		Aggregate amounts of contractual maturities of other receivable investments (face amounts) are as follows:

			Fiscal Year Ending
			   September 30,
			------------------
				     1997	$	15,880,000
				     1998		15,364,000
				     1999		16,177,000
				     2000		16,973,000
				     2001		15,399,000
				  Thereafter		93,487,414
					------------
					$	173,280,414
					============




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	5.	REAL ESTATE HELD FOR SALE AND DEVELOPMENT:

		A detail of the Company's real estate held for sale and development
		by state as of September 30, 1996 is as follows:



							Single-		Multi-
							Family		Family
			State	Land		Dwelling		Dwelling		Commercial		Condominium	Total
			----------------	-----------	-----------	-----------	-----------	-----------	-----------
			Alabama			$	74,500							$	74,500
			Alaska	$	51,710							$	80,790		132,500
			Arizona		550,142		410,472			$	80,000				1,040,614
			Arkansas				81,000								81,000
			California		1,100,363		1,999,116	$	14,543		370,450		546,285		4,030,757
			Colorado		160,000								812,471		972,471
			Connecticut				301,113								301,113
			Florida		28,642		868,778		20,000				125,422		1,042,842
			Georgia				47,821								47,821
			Hawaii								3,825,791		18,829,598		22,655,389
			Idaho				61,564								61,564
			Illinois				69,082								69,082
			Indiana				16,000								16,000
			Iowa				110,309								110,309
			Kansas				72,870								72,870
			Louisiana				17,796								17,796
			Maine				204,896								204,896
			Maryland				307,165								307,165
			Massachusetts				138,000								138,000
			Michigan				259,230				90,000				349,230
			Minnesota				195,085								195,085
			Mississippi		28,106		58,782								86,888
			Missouri		40,500		169,181						119,811		329,492
			Montana		27,083										27,083
			Nebraska				38,231								38,231
			Nevada				62,000								62,000
			New Hampshire				171,114		50,000						221,114
			New Jersey				84,937				180,000				264,937
			New Mexico		10,500		39,449								49,949
			New York		7,633		455,070								462,703
			North Carolina		10,907										10,907




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	5.	REAL ESTATE HELD FOR SALE AND DEVELOPMENT, CONTINUED:

							Single-		Multi-
							Family		Family
			State	Land		Dwelling		Dwelling		Commercial		Condominium	Total
			----------------	-----------	-----------	-----------	-----------	-----------	-----------
			Ohio				82,400								82,400
			Oklahoma		51,045		140,992								192,037
			Oregon				75,659								75,659
			Pennsylvania		32,400		195,715								228,115
			South Carolina				71,400				91,506		30,000		192,906
			Tennessee				77,650								77,650
			Texas		48,649		910,960				65,000				1,024,609
			Utah				26,000								26,000
			Virginia				26,500						72,000		98,500
			Washington		34,736,817		855,044				13,126,130		57,500		48,775,491
			Wyoming				85,613								85,613
					-----------	-----------	-----------	-----------	-----------	-----------
			Balances at
				September 30,
				1996	$	36,884,497	$	8,861,494	$	84,543	$	17,828,877	$	20,673,877	$	84,333,288
					===========	===========	===========	===========	===========	===========
			Balances at
				September 30,
				1995	$	39,084,721	$	7,124,907	$	0	$	16,312,303	$	28,583,072	$	91,105,003
					===========	===========	===========	===========	===========	===========


		At September 30, 1996, the Company had approximately $68,930,000 invested in real estate development projects and approximately
$1,600,000 in commitments for construction associated with these projects.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	6.	ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS:

		The following is a summary of the changes in the allowance for losses on real estate assets for the years ended September 30, 1996, 1995 and 1994:

					   1996		   1995		   1994
					-----------	-----------	-----------
			Beginning balance	$	8,116,065	$	9,108,383	$	10,598,491
			Provisions		6,360,072		4,174,644		5,533,193
			Charge-offs		(4,283,553)		(5,166,962)		(7,023,301)
					-----------	-----------	-----------
			Ending balance	$	10,192,584	$	8,116,065	$	9,108,383
					===========	===========	===========


	7.	LAND, BUILDINGS AND EQUIPMENT:

		Land, buildings, equipment and related accumulated depreciation at September 30, 1996 and 1995 consisted of the following:

							   1996		   1995
							-----------	-----------

			Land			$	561,794	$	561,794
			Buildings and improvements			6,850,175		6,486,193
			Furniture and equipment			10,365,201		9,415,754
							-----------	-----------
								17,777,170		16,463,741
			Less accumulated depreciation			(9,260,572)		(8,314,891)
							-----------	-----------
			Totals			$	8,516,598	$	8,148,850
							===========	===========






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	8.	INVESTMENTS:

		A summary of carrying and estimated market values of investments at September 30, 1996 and 1995 is as follows:



					                           1996
					--------------------------------------------------------------
							Gross		Gross		Estimated
					Amortized		Unrealized		Unrealized		Market Values
			Available-for-Sale	Costs		Gains		Losses		(Carrying Values)
			-----------------------------	------------	------------	------------	-----------------
			Government-backed bonds	$	11,932,337	$	--	$	(477,670)	$	11,454,667
			Corporate bonds		20,230,518		1,897		(437,009)		19,795,406
			Utility bonds		3,003,075		--		(35,897)		2,967,178
			Pass-through certificates		4,333,481		--		--		4,333,481
					------------	------------	------------	------------
			Total fixed maturities		39,499,411		1,897		(950,576)		38,550,732
			Equity securities		1,592		2,174		--		3,766
					------------	------------	------------	------------
			Totals	$	39,501,003	$	4,071	$	(950,576)	$	38,554,498
					============	============	============	============
					                           1996
					--------------------------------------------------------------
					Amortized
					Costs		Gross		Gross
					(Carrying		Unrealized		Unrealized		Estimated
			Held-to-Maturity	Values)		Gains		Losses		Market Values
			-----------------------------	------------	------------	------------	-----------------
			Government-backed bonds	$	60,005,894	$	11,775	$	(4,006,114)	$	56,011,555
			Corporate bonds		12,056,534		--		(202,717)		11,853,817
			Utility bonds		4,989,311		--		(189,652)		4,799,659
			Mortgage- and asset-backed
			    securities		47,696,751		38,062		(1,199,760)		46,535,053
					------------	------------	------------	------------
			Totals	$	124,748,490	$	49,837	$	(5,598,243)	$	119,200,084
					============	============	============	============




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	8.	INVESTMENTS, CONTINUED:

					                           1995
					--------------------------------------------------------------
							Gross		Gross		Estimated
					Amortized		Unrealized		Unrealized		Market Values
			Available-for-Sale	Costs		Gains		Losses		(Carrying Values)
			-----------------------------	------------	------------	------------	-----------------
			Government-backed bonds	$	15,626,072	$	--	$	(275,286)	$	15,350,786
			Corporate bonds		15,627,468		12,621		(143,083)		15,497,006
			Utility bonds		999,346		--		(17,158)		982,188
					------------	------------	------------	------------
			Totals	$	32,252,886	$	12,621	$	(435,527)	$	31,829,980
					============	============	============	============
					                           1995
					--------------------------------------------------------------
					Amortized
					Costs		Gross		Gross
					(Carrying		Unrealized		Unrealized		Estimated
			Held-to-Maturity	Values)		Gains		Losses		Market Values
			-----------------------------	------------	------------	------------	-----------------
			Government-backed bonds	$	71,323,272	$	46,942	$	(3,901,292)	$	67,468,922
			Corporate bonds		68,659,432		6,337		(1,084,387)		67,581,382
			Utility bonds		10,653,392		--		(261,680)		10,391,712
			Mortgage- and asset-backed
			    securities		37,437,446		--		(815,577)		36,621,869
					------------	------------	------------	------------
			Totals	$	188,073,542	$	53,279	$	(6,062,936)	$	182,063,885
					============	============	============	============



		All bonds and mortgage- and asset-backed securities held at September 30, 1996 and 1995 were performing in accordance with their terms.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	8.	INVESTMENTS, CONTINUED:

		During the year ended September 30, 1995, the Company entered into financial futures contracts to hedge its interest rate risk on certain held-to-maturity debt securities with remaining contractual terms of approximately eight years against a potential increase in interest rates. Interest rates declined, resulting in a realized loss of $1,600,000 associated with such contracts. The hedging loss has been deferred and is being amortized over the contractual term of the hedged debt securities using the interest method. The remaining unamortized hedging
		loss at September 30, 1996 was approximately $1,398,000. At September 30, 1996 and 1995, the Company was not a party to any derivative financial instruments relative to its investments in debt or equity securities.

		Net unrealized losses, net of deferred federal income taxes, of approximately $625,000 and $279,000, respectively, on the available-for-sale portfolio at September 30, 1996 and 1995 are reported as a separate component of stockholders' equity. During the year ended September 30, 1994, the Company transferred approximately $79,000,000 of investments from the available-for-sale portfolio to the held-to-maturity portfolio. At the date of transfer, these investments had net unrealized losses of approximately $1,060,000 before income taxes. These unrealized losses are being amortized over the term of the investments transferred using the interest method. At September 30, 1996, the remaining unamortized loss of approximately $507,000, net of deferred income taxes, is reported as a reduction of stockholders' equity.

		During the year ended September 30, 1996, in accordance with a Special Report issued by the Financial Accounting Standards
Board, the Company reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately
$72,500,000 to the available-for-sale classification. At the date of the transfer, the debt securities were valued at fair value of approximately $72,000,000. The difference between the carrying value and fair value of the reclassified debt securities at the date of transfer of approximately $500,000 is being recognized over the remaining contractual term of the securities using the interest method.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	8.	INVESTMENTS, CONTINUED:

		The following individual investments (excluding U.S. government bonds) held by the Company at September 30, 1996 and 1995, were in excess of ten percent of stockholders' equity.

									Carrying
			Issuer			Amount
			----------------------------------------------	------------
			1996:
				Mortgage-backed securities:
				  Residential Funding Mortgage Securities
					  (four issues)			$	16,142,719
					Chase Mortgage Finance Corp.
						(seven issues)				10,620,875
					Prudential Home Mortgage Securities
						(three issues)				7,160,855
					Countrywide Funding Corp.				4,852,322

			1995:
				Mortgage-backed securities:
					Residential Funding Mortgage Securities
						(three issues)				14,450,307
					Chase Mortgage Finance Corp.				4,992,835
					Prudential Home Mortgage Securities
						(two issues)				7,350,343
					Countrywide Funding Corp.				4,821,305

		The amortized costs and estimated market values of held-to-maturity and available-for-sale debt securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							Amortized		Estimated
							Cost		Market Value
							------------	------------
			Available-for-sale debt
				securities:
					Due in one year or less	$	10,541,669	$	10,522,470
					Due after one year through
						five years		13,552,416		13,284,073
					Due after five years through
						ten years		11,071,845		10,410,708
							------------	------------
								35,165,930		34,217,251
					Pass-through certificates		4,333,481		4,333,481
							------------	------------
							$	39,499,411	$	38,550,732
							============	============




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	8.	INVESTMENTS, CONTINUED:

							Amortized		Estimated
							Cost		Market Value
							------------	------------
			Held-to-maturity debt securities:
				Due in one year or less	$	7,654,667	$	7,612,538
				Due after one year through
					five years		18,557,157		18,137,785
				Due after five years through
					ten years		50,591,766		46,658,714
				Due after ten years		248,149		255,994
							------------	------------
								77,051,739		72,665,031
				Mortgage- and asset-backed
					bonds		47,696,751		46,535,053
							------------	------------
							$	124,748,490	$	119,200,084
							============	============

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


	9.	DEBT PAYABLE, CONTINUED:

		At September 30, 1996 and 1995, debt payable consisted of the following:

							   1996		   1995
							-----------	-----------
			Reverse repurchase agreements with various
				securities brokers, interest at 5.0% to
				5.8% per annum; due on October 1, 1996;
				collateralized by $17,700,000 in U.S.
				government-backed bonds	$	16,834,750

			Reverse repurchase agreements with Paine-
				Webber, interest at 5.38% per annum; due
				on October 4, 1996; collateralized by
				$20,000,000 in U.S. Treasury bonds		18,650,000

			Reverse repurchase agreements with various
				securities brokers, interest at 6.1% to
				6.75% per annum; due on October 2, 1995;
				collateralized by $25,000,000 in U.S.
				Treasury bonds			$	24,131,625




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	9.	DEBT PAYABLE, CONTINUED:

							   1996		   1995
							-----------	-----------
			Real estate contracts and mortgage notes
				payable, interest rates ranging from 3.0%
				to 10.9%, due in installments through
				2016; collateralized by senior liens on
				certain of the Company's real estate
				contracts, mortgage notes and real estate
				held for sale		2,965,107		1,385,568

			Accrued interest payable		151,289		35,258
							-----------	-----------
							$	38,601,146	$	25,552,451
							===========	===========

		Aggregate amounts of principal and accrued interest payments due on debt payable at September 30, 1996 are as follows:

			Fiscal Year Ending
			   September 30,
			------------------
						 1997	$37,023,000
						 1998		710,000
						 1999		242,000
						 2000		137,000
						 2001		187,000
				  Thereafter		302,146
							-----------
							$	38,601,146
							===========

	10.	DEBENTURE BONDS:

		At September 30, 1996 and 1995, debenture bonds consisted of the following:

							Principally
			Annual Interest Rates	Maturing in	    1996		    1995
			---------------------	-------------------	------------	------------
			5% to 6%	1997	$	537,000	$	2,486,000
			6% to 7%	1997, 1998 and 1999		4,979,000		6,911,000
			7% to 8%	1999 and 2000		51,261,000		50,165,000
			8% to 9%	1997, 1998 and 2000		84,372,000		85,258,000
			9% to 10%	1997		20,136,000		30,044,000
			10% to 11%	1998 and 1999		1,749,000		1,951,000
								------------	------------
									163,034,000		176,815,000
			Compound and accrued interest		29,139,751		24,496,873
								------------	------------
								$	192,173,751	$	201,311,873
								============	============




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	10.	DEBENTURE BONDS, CONTINUED:

		Unamortized debenture issuance costs incurred in connection with the sale of debentures aggregated $2,597,477 and $3,390,744 at September 30, 1996 and 1995, respectively, and are included in deferred costs on the consolidated balance sheets.

		Debenture bonds at September 30, 1996 mature as follow:

			Fiscal Year Ending
				September 30,
			------------------
						 1997	$	50,030,000
						 1998		52,163,000
						 1999		41,335,000
						 2000		40,408,000
						 2001		5,877,000
					Thereafter		2,360,751
							------------
							$	192,173,751
							============

		At September 30, 1996, as required by Washington State regulation, the parent company could not have more than an aggregate total of $202,300,000 in outstanding debentures
(including accrued and compound interest) and outstanding preferred stock (based on original sales price) of $49,540,000.
Outstanding preferred stock is limited to the amount outstanding
June 30, 1996 ($49,000,000) plus reinvested dividends ($540,000)
after that date. At September 30, 1996, the Company had total outstanding debentures of approximately $192,174,000 and total outstanding preferred stock of approximately $49,496,000.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	11.	STOCKHOLDERS' EQUITY:

		A summary of preferred and common shares at September 30, 1996 and 1995 is as follows:


									          Issued and Outstanding Shares
									-------------------------------------------------
									         1996		         1995
									-----------------------	-----------------------
							Authorized
							Shares		Shares		Amount		Shares		Amount
							----------	---------	-----------	---------	-----------
			Preferred Stock
				Series A		750,000		-- 	$	 --		-- 	$	--
				Series B		200,000		-- 		 --		-- 		--
				Series C		1,000,000		438,343		4,383,432		441,794		4,417,943
				Series D		1,375,000		673,915		6,739,150		682,359		6,823,587
				Series E		5,000,000		1,039,562		10,395,616		1,038,558		10,385,576
							----------	---------	-----------	---------	-----------
								8,325,000		2,151,820	$	21,518,198		2,162,711	$	21,627,376
							==========	=========	===========	=========	===========
			Common Stock
				Class A		222		130	$	293,417		130	$	293,417
				Class B		222		--		--		--		--
							----------	---------	-----------	---------	-----------
								444		130	$	293,417		130	$	293,417
							==========	=========	===========	=========	===========
			Subordinate
				Preferred
				Stock		1,000,000		--	$	--		--	$	--
							==========	=========	===========	=========	===========

The Series E preferred stock has been issued in the following
		sub-series:

									          Issued and Outstanding Shares
									-------------------------------------------------
									         1996		         1995
									-----------------------	-----------------------
									Shares		Amount		Shares		Amount
									---	---------	-----------	---------	-----------
			Series E-1				728,698	$	7,286,982		748,578	$	7,485,783
			Series E-2				45,579		455,790		45,621		456,208
			Series E-3				107,874		1,078,736		108,369		1,083,685
			Series E-4				62,978		629,776		62,993		629,929
			Series E-5				13,744		137,443		13,747		137,475
			Series E-6				80,689		806,889		59,250		592,496
									---------	-----------	---------	-----------
										1,039,562	$	10,395,616		1,038,558	$	10,385,576
									=========	===========	=========	===========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	11.	STOCKHOLDERS' EQUITY, CONTINUED:

			PREFERRED STOCK

			Series A preferred stock has a par value of $1 per share, is cumulative and the holders thereof are entitled to receive
dividends at the annual rate of 8.5%. Series B preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at the annual rate of two percentage points over the rate payable on six-month U.S. Treasury Bills as
determined by the Treasury Bill auction last preceding the
monthly dividend declaration. Series C, D and E-1 preferred
stock are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the
highest of the "Treasury Bill Rate," the "Ten Year Constant
Maturity Rate" or the "Twenty Year Constant Maturity Rate"
determined immediately prior to the declaration date. The Board of Directors may, at its sole option, declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum. Series E-2, E-3, E-4, E-5 and E-6 preferred stock are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate of one-half of one percent more than the rate in effect for the E-1 series;
however, dividends shall be no less than 6% or greater than 14%
per annum.

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

			At September 30, 1996, as required by state regulation, the
amount of the Company's aggregate total outstanding preferred stock and debentures was limited (see Note 10).





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	11.	STOCKHOLDERS' EQUITY, CONTINUED:

			SUBORDINATE PREFERRED STOCK

			Subordinate preferred shares, no par value, shall be entitled to receive dividends as authorized by the Board of Directors, provided that such dividend rights are subordinate and junior to all series of preferred stock. Subordinate preferred shares shall be entitled to distributions in liquidation in such
priority as established by the Board of Directors prior to the issuance of any such shares. These liquidation rights shall at all times be subordinate and junior to all series of preferred stock. At September 30, 1996 and 1995, no subordinate preferred stock had been issued.

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

			Dividend restrictions are imposed by regulatory authorities on the insurance subsidiary in which the Company has a 96.5% or greater stock ownership interest. These restrictions are
limited to the unassigned statutory surplus of the insurance subsidiary which totaled approximately $5,567,000 at
			September 30, 1996 (see Note 15).






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	12.	INCOME TAXES:

		The Company files a consolidated federal income tax return with all of its subsidiaries.

		The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1996 and 1995 are as follows:

							          1996
							-------------------------
							Assets		Liabilities
							-----------	-----------
			Allowance for losses on real estate assets	$	2,678,016
			Reserves on repossessed real estate		707,643
			Deferred contract acquisition costs and
				discount yield recognition			$	16,715,163
			Office properties and equipment				1,776,499
			Deferred policy acquisition costs				22,964,052
			Life insurance and annuity reserves		9,018,029
			Guaranty fund liability		1,353,320
			Investments				636,939
			Tax credit carryforwards		1,742,000
			Other			959,206
			Net operating loss carryforwards		9,739,608
							-----------	-----------
			Total deferred income taxes	$	26,197,822	$	42,092,653
							===========	===========
							          1995
							-------------------------
							Assets		Liabilities
							-----------	-----------
			Allowance for losses on real estate assets	$	1,325,773
			Reserves on repossessed real estate		867,550
			Deferred contract acquisition costs and
				discount yield recognition			$	18,224,880
			Office properties and equipment				1,529,695
			Deferred policy acquisition costs				22,653,678
			Life insurance and annuity reserves		6,395,750
			Guaranty fund liability		1,047,320
			Investments				1,377,602
			Tax credit carryforwards		1,115,000
			Other			863,898
			Net operating loss carryforwards		19,916,089
							-----------	-----------
			Total deferred income taxes	$	31,531,380	$	43,785,855
							===========	===========





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	12.	INCOME TAXES, CONTINUED:

		No valuation allowance has been established to reduce deferred tax assets as it is more likely than not that these assets will be realized due to the future reversals of existing taxable temporary differences. Realization is dependent on the generation of sufficient taxable income prior to expiration of the net operating loss carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

		Following is a reconciliation of the provision for income taxes to an amount as computed by applying the statutory federal income tax rate to income before income taxes:

							   1996		   1995		   1994
							-----------	-----------	-----------
			Federal income taxes at statutory
				rate	$	4,209,817	$	3,224,472	$	2,956,219
			State taxes and other		25,652		(116,575)		36,257
							-----------	-----------	-----------
			Income tax provision	$	4,235,469	$	3,107,897	$	2,992,476
							===========	===========	===========

		The components of the provision for income taxes are as follows:

							   1996		   1995		   1994
							-----------	-----------	-----------
			Current 	$	595,113	$	359,907	$	348,306
			Deferred		3,640,356		2,747,990		2,644,170
							-----------	-----------	-----------
							$	4,235,469	$	3,107,897	$	2,992,476
							===========	===========	===========





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	12.	INCOME TAXES, CONTINUED, CONTINUED:

		At September 30, 1996, the Company and its subsidiaries had unused net operating loss carryforwards, for income tax purposes, as follows:

									Life
							Non-Life		Company
							Group Net		Net		Net
							Operating		Operating		Operating
			Expiring in	Losses		Losses		Losses
			-----------	-----------	-----------	------------
				 2004	$	3,766,219			$	3,766,219
				 2005		6,409,762				6,409,762
				 2006		5,612,555				5,612,555
				 2007		945,516				945,516
				 2008			$	11,911,853		11,911,853
							-----------	-----------	-----------							$	16,734,052	$	11,911,853	$	28,645,905
							===========	===========	===========

		Federal tax regulations require non-life net operating losses to be offset first against non-life income for the tax year and then against a maximum of 35% of taxable life income for the year, if any.

		At September 30, 1996, the Company has alternative minimum tax credits of approximately $1,237,000 and general business tax credit carryforwards of approximately $505,000 available to reduce regular income taxes payable. The general business tax credit carryforwards begin to expire in 2004.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.	DEFERRED COSTS:

		An analysis of deferred costs related to policy acquisition and debenture issuance for the years ended September 30, 1996, 1995 and 1994 is as follows:


							Policy		Debenture
							Acquisition	Issuance		Total
							-----------	-----------	-----------
			Balance at September 30, 1993	$	70,024,363	$	3,422,308	$	73,446,671
			Deferred during the year:
		   	Commissions		5,572,146		1,381,525		6,953,671
		   	Other expenses		2,493,703		510,588		3,004,291
							-----------	-----------	-----------
			Total deferred		78,090,212		5,314,421		83,404,633
			Amortized during the year		(7,015,570)		(1,592,987)		(8,608,557)
			Reduction upon sale of subsidiary				(688,559)		(688,559)
							-----------	-----------	-----------
			Balance at September 30, 1994		71,074,642		3,032,875		74,107,517
			Deferred during the year:
		   	Commissions		9,383,938		1,461,033		10,844,971
		   	Other expenses		3,587,804		280,196		3,868,000
							-----------	-----------	-----------
			Total deferred		84,046,384		4,774,104		88,820,488
			Amortized during the year		(10,300,547)		(1,383,360)		(11,683,907)
			Reduction upon sale of subsidiary		(2,614,778)				(2,614,778)
							-----------	-----------	-----------
			Balance at September 30, 1995		71,131,059		3,390,744		74,521,803
			Deferred during the year:
				Commissions		6,503,580		191,064		6,694,644
				Other expenses		3,438,804		402,360		3,841,164
							-----------	-----------	-----------
			Total deferred		81,073,443		3,984,168		85,057,611
			Amortized during the year		(9,140,559)		(1,386,691)		(10,527,250)
							-----------	-----------	-----------
			Balance at September 30, 1996	$	71,932,884	$	2,597,477	$	74,530,361
							===========	===========	===========

		The amortization of deferred policy acquisition costs, which is based on the estimated gross profits of the underlying life and annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	14.	LIFE INSURANCE AND ANNUITY RESERVES:

		Life insurance and annuity reserves are based upon contractual amounts due to the annuity holder, including accrued interest.
Annuity contract interest rates ranged from 4.25% to 10.65% and 4.45% to 10.65% during the years ended September 30, 1996 and 1995, respectively. Interest assumptions used to compute life insurance reserves ranged from 5.0% to 6.5% and 5.25% to 6.5% during the years ended September 30, 1996 and 1995, respectively.

		The Company's subsidiary has ceded a portion of certain life insurance risks and the related premiums to other companies.
These insurance transactions permit the Company to recover defined portions of losses from claims on life insurance policies issued by the Company. The reinsured risks are treated as though they are risks for which the subsidiary is not liable. Life insurance reserves, as reported in these financial statements, do not include reserves on the ceded business. The face value of life insurance policies ceded to other companies was approximately $58,679,000 and $62,906,000 at September 30, 1996
and 1995, respectively. Life insurance premiums ceded were $354,830 and $364,553 for fiscal 1996 and 1995, respectively. The
Company is contingently liable for claims on ceded life insurance business in the event the reinsuring companies do not meet their obligations under those reinsurance agreements.

		All states in which the Company's life insurance subsidiary operates have laws requiring solvent life insurance companies to pay assessments to protect the interests of policyholders of insolvent life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurer engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset.

		The net amounts expensed by the Company's life insurance subsidiary for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 1996, 1995 and 1994 were $900,000, $782,000 and $192,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance
Guaranty Associations regarding insolvencies occurring during the years 1988 through 1994. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. As a result of these uncertainties, the



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	14.	LIFE INSURANCE AND ANNUITY RESERVES, CONTINUED:

		Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1994 will be material to its financial condition or results of operations. The amount of estimated future guaranty fund assessment has been recorded net of a 8.25% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $832,000 at September 30, 1996.


	15.	STATUTORY ACCOUNTING (UNAUDITED):

		The Company's life insurance subsidiary is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Selected statutory and the GAAP financial statement balances for insurance subsidiaries as of and for the years ended September 30, 1996, 1995 and 1994 are as follows:

									Statutory		GAAP
									------------	-----------
			Stockholders' equity:
				1996			$	48,721,922	$	81,605,742
				1995				43,340,817		78,826,654
				1994				48,206,960		77,142,373

			Net income:
				1996			$	7,224,359	$	3,076,252
				1995				2,634,919		2,717,893
				1994				12,544,070		8,449,317

			Unassigned statutory surplus and retained earnings:
				1996			$	5,566,922	$	38,450,742
				1995				1,985,817		38,233,333
				1994				6,826,960		38,559,708

		Due to the sale of OSL during fiscal 1995, stockholders' equity and unassigned statutory surplus and retained earnings amounts above do not include OSL at September 30, 1996 and 1995. Also, the 1995 net income above only includes OSL operations through May 31, 1995.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	15.	STATUTORY ACCOUNTING (UNAUDITED), CONTINUED:

		The National Association of Insurance Commissioners (NAIC) currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices.
Accordingly, that project, which is expected to be completed in 1997, will likely change, to some extent, prescribed statutory accounting practices that insurance enterprises use to prepare their statutory financial statements. Written approval was received from the Insurance Department of the state of Washington to capitalize the underwriting fees charged to the life insurance subsidiary by Metropolitan and to amortize these fees as an adjustment of the yield on acquired receivables. Statutory accounting practices prescribed by the state of Washington do not describe the accounting required for this type of transaction. As of September 30, 1996, this permitted accounting practice increased statutory surplus by approximately $28,700,000 over what it would have been had prescribed practices disallowed this accounting treatment.

		The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC measure of the insurance subsidiary at September 30, 1996 and 1995 was above the minimum standards.


	16.	SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

		The following table summarizes interest costs, net of amounts capitalized and income taxes paid during the years ended
September 30, 1996, 1995 and 1994:

							   1996		   1995		   1994
								------------	-----------	-----------
			Interest, net of amounts
				capitalized	$	12,653,377	$	20,214,329	$	23,541,173
			Income taxes		2,503,482		1,157,155		333,154




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	16.	SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS, CONTINUED:

		Non-cash investing and financing activities of the Company during the years ended September 30, 1996, 1995 and 1994 are as follows:

							   1996		   1995		   1994
								------------	-----------	-----------
			Loans to facilitate the sale of
				real estate held	$	39,102,941	$	34,102,247	$	33,461,966
			Transfers between annuity
				products		17,051,327		58,012,857		22,248,418
			Transfer of investments from
				available-for-sale portfolio
				to held-to-maturity portfolio						79,001,795
			Transfer of investment from
				held-to-maturity portfolio
				to available-for-sale portfolio		72,572,322
			Transfer of property from land,
				buildings and equipment
				to real estate held for sale
				and development				1,598,999		258,894
			Change in net unrealized (losses)
				gains on investments, net		(244,853)		2,005,960		(3,371,012)
			Real estate held for sale and
				development acquired through
				foreclosure		14,270,520		13,850,388		19,245,977
			Debt assumed upon foreclosure of
				real estate contracts				16,059		129,062
			Assumption of other debt payable
				in connection with the acqui-
				sition of real estate contracts
				and mortgage notes		3,633,657		526,868		191,213
			Reduction in assets and liabili-
				ties associated with sale of
				subsidiaries:
					Investment securities				9,401,577
					Real estate contracts and
						mortgage notes receivable				32,391,856		27,267,736
					Real estate held for sale				514,889		503,000
					Allowance for losses on real
						estate assets				322,548		287,439
					Deferred costs				2,620,571		688,559
					Equipment				13,395
					Other assets				186,316		22,176
					Annuity reserves				44,558,959
					Debenture bonds and accrued
						interest						30,111,270
					Debt payable						120,953
					Accounts payable and accrued
						expenses				1,653,970		318,574






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	17.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

			SECURITIES SOLD, NOT OWNED - Fair value is determined by quoted market prices, including accrued interest necessary to settle repurchase.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	17.	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

			OTHER FINANCIAL ASSETS AND LIABILITIES - The carrying amount of financial instruments in these classifications, including
insurance policy loans approximates fair value. Policy loans are charged interest on a variable rate subject to current
market conditions, thus carrying amounts approximate fair
value.

			The estimated fair values of the following financial instruments as of September 30, 1996 and 1995 are as follows:

							           1996
							---------------------------
							Carrying
							Amounts		Fair Value
							------------	------------
				Financial assets:
					Cash and cash equivalents	$	167,879,080	$	167,879,080
					Investments:
						Available-for-sale securities		38,554,498		38,554,498
						Held-to-maturity securities		124,748,490		119,200,084
					Real estate contracts and mortgage
						notes receivable		642,570,771		668,373,000
					Other receivable investments		107,494,150		109,258,000
				Financial liabilities:
					Debenture bonds - principal and
						compound interest		189,320,833		191,631,000
					Debt payable - principal		38,449,857		38,486,000
					Securities sold, not owned		132,652,334		132,652,334


							           1995
							---------------------------
							Carrying
							Amounts		Fair Value
							------------	------------
				Financial assets:
					Cash and cash equivalents	$	32,798,627	$	32,798,627
					Investments:
						Available-for-sale securities		31,829,980		31,829,980
						Held-to-maturity securities		188,073,542		182,063,885
					Real estate contracts and mortgage
						notes receivable		580,158,575		608,775,000
					Other receivable investments		41,591,415		45,446,000
				Financial liabilities:
					Debenture bonds - principal and
						compound interest		198,286,390		205,004,000
					Debt payable - principal		25,517,193		25,564,000




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	17.	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

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


18.	RELATED-PARTY TRANSACTIONS:

		During the years ended September 30, 1996 and 1995, the Company had the following related-party transactions with Summit and other affiliates:


							    1996		    1995
							------------	------------
			Real estate contracts and mortgage notes
				receivable and other receivable invest-
				ments sold to Summit and OSL	$	45,137,473	$	59,578,347

			Contract acquisition costs charged to Summit
				and OSL on sale of real estate contracts
				and mortgage notes receivable and other
				receivable investments, including manage-
				ment underwriting fees		1,753,206		1,967,409

			Gains on real estate contract and mortgage
				notes receivable and other receivable
				investments purchased from Summit and OSL				335,469

			Service fees paid to Summit Property
				Development		2,038,202		1,250,017

			Commissions and service fees paid to MIS		369,080		1,124,481

			Dividends paid to Summit on preferred stock		200,256		256,991





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18.	RELATED-PARTY TRANSACTIONS, CONTINUED:

		At September 30, 1996 and 1995, the Company had payables due to affiliates of $1,205,920 and $1,962,923, respectively, related primarily to advance payments on receivable acquisitions.


	19.	PARENT COMPANY ONLY FINANCIAL STATEMENTS:

		The condensed balance sheets of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan" or the "parent company") at
September 30, 1996 and 1995 are as follows:

							    1996		    1995
							------------	------------
			               ASSETS

			Cash and cash equivalents	$	4,807,147	$	15,965,359
			Investments		8,840,977		6,153,393
			Real estate contracts and mortgage notes
				receivable and other receivable investments		72,018,452		30,429,638
			Real estate held for sale and development		69,360,885		48,574,018
			Allowance for losses on real estate assets		(6,297,676)		(3,108,597)
			Equity in subsidiary companies		97,302,358		117,281,602
			Land, buildings and equipment, net		9,376,863		9,049,942
			Prepaid expenses and other assets, net		12,620,101		10,243,463
			Accounts and notes receivable, net		5,190,592		893,983
			Receivables from affiliates		24,626,214		43,812,436
							------------	------------
					Total assets	$	297,845,913	$	279,295,237
							============	============
                      LIABILITIES

			Debenture bonds and accrued interest	$	192,173,751	$	201,311,873
			Debt payable		13,155,334		5,645,410
			Accounts payable and accrued expenses		7,463,342		2,917,769
			Deferred underwriting fee income		38,710,154		28,849,743
							------------	------------
					Total liabilities		251,502,581		238,724,795
							------------	------------
			           STOCKHOLDERS' EQUITY

			Preferred stock, $10 par (liquidation
				preference, $49,495,906 and $47,825,310,
				respectively)		21,518,198		21,627,106
			Subordinate preferred stock, no par		--		--
			Common stock, $2,250 par		293,417		293,417
			Additional paid-in capital		16,791,670		14,917,782
			Retained earnings		8,731,070		4,561,554
			Net unrealized losses on investments		(991,023)		(829,417)
							------------	------------
					Total stockholders' equity		46,343,332		40,570,442
							------------	------------
					Total liabilities and stockholders'
						equity	$	297,845,913	$	279,295,237
							============	============




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	19.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Metropolitan's condensed statements of income for the years ended September 30, 1996, 1995 and 1994 are as follows:

							   1996		   1995		   1994
								------------	-----------	-----------
			Revenues:
				Interest and earned discounts	$	8,303,775	$	8,721,451	$	8,756,861
				Fees, commissions, service and
					other income		28,567,964		21,788,065		15,056,870
				Real estate sales		23,499,363		4,700,560		7,607,652
				Realized net gains on sales of
					investments and receivables		2,357,010		1,134,510		366,409
							-----------	-----------	-----------
					   Total revenues		62,728,112		36,344,586		31,787,792
							-----------	-----------	-----------
			Expenses:
				Interest, net		15,630,068		16,205,083		17,616,074
				Cost of real estate sold		22,266,024		3,719,349		7,330,073
				Provision for losses on real
					estate assets		4,578,315		2,316,354		737,042
				Salaries and employee benefits		12,085,532		10,035,360		9,332,118
				Other operating expenses		1,523,541		816,134		2,142,358
							-----------	-----------	-----------
					   Total expenses		56,083,480		33,092,280		37,157,665
							-----------	-----------	-----------
			Income (loss) from operations
				before income taxes and equity
				in net income of subsidiaries		6,644,632		3,252,306		(5,369,873)
			Income tax benefit (provision)		(2,268,916)		(1,105,581)		1,813,051
							-----------	-----------	-----------
			Income (loss) before equity in
				net income of subsidiaries		4,375,716		2,146,725		(3,556,822)
			Equity in net income of
				subsidiaries		3,661,948		4,155,921		9,034,578
							-----------	-----------	-----------
			Net income	$	8,037,664	$	6,302,646	$	5,477,756
							===========	===========	===========





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	19.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Metropolitan's condensed statements of cash flows for the years ended September 30, 1996, 1995 and 1994 are as follows:

							   1996		   1995		   1994
								------------	-----------	-----------
			Cash flows from operating
				activities:
					Net income	$	8,037,664	$	6,302,646	$	5,477,756
					Adjustments to reconcile
						net income to net cash
						provided by operating
						activities		12,717,338		(3,909,025)		(3,679,005)
							-----------	-----------	-----------
			Net cash provided by operating
				activities		20,755,002		2,393,621		1,798,751
							-----------	-----------	-----------
			Cash flows from investing
				activities:
					Principal payments on real
						estate contracts and
						mortgage notes receivable
						and other receivable
						investments		12,480,667		5,069,237		10,550,918
					Proceeds from sales of real
						estate contracts and
						mortgage notes receivable
						and other receivable
						investments		24,297,171		34,946,274
					Acquisition of real estate
						contracts and mortgage
						notes and other receiv-
						able investments		(32,175,162)		(18,449,630)		(6,520,436)
					Proceeds from real estate
						sales		9,221,958		1,876,900		2,915,452
					Proceeds from sales of
						investments		3,294,326		7,647,099		361,132
					Proceeds from maturities of
						investments		5,800,000
					Purchase of investments		(11,689,836)		(12,108,637)		(399,465)
					Additions to real estate
						held for sale and develop-
						ment		(17,191,856)		(12,483,117)		(7,945,133)
					Capital expenditures		(1,271,041)		(803,302)		(469,475)
					Net change in investment
						in and advances to
						subsidiaries		(16,293,198)		(9,591,121)		6,332,550
							-----------	-----------	-----------

						  Net cash provided by
						    (used in) investing
						    activities		(23,526,971)		(3,896,297)		4,825,543
							-----------	-----------	-----------




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	19.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

							   1996		   1995		   1994
								------------	-----------	-----------
			Cash flows from financing
				activities:
					Net borrowings (repayments)
						from banks and others		7,497,807		4,156,501		(3,324,722)
					Issuance of debenture bonds		9,125,303		53,120,179		46,414,738
					Issuance of preferred stock		2,135,714		4,513,293		1,772,649
					Repayment of debenture bonds		(22,906,185)		(48,970,828)
	(51,610,174)
					Cash dividends		(3,868,148)		(4,539,503)		(3,510,338)
					Redemption and retirement of
						stock		(370,734)		(266,460)		(775,742)
							-----------	-----------	-----------
						  Net cash provided by
						    (used in) financing
						    activities		(8,386,243)		8,013,182
	(11,033,589)
							-----------	-----------	-----------
			Net increase (decrease) in cash
				and cash equivalents		(11,158,212)		6,510,506		(4,409,295)

			Cash and cash equivalents at
				beginning of year		15,965,359		9,454,853		13,864,148
							-----------	-----------	-----------
			Cash and cash equivalents at
				end of year	$	4,807,147	$	15,965,359	$	9,454,853
							===========	===========	===========

		Non-cash investing and financing activities not included in Metropolitan's condensed statements of cash flows for the years ended September 30, 1996, 1995 and 1994 are as follows:

							   1996		   1995		   1994
								------------	-----------	-----------
			Loans to facilitate the sale of
				real estate	$	14,277,405	$	2,823,660	$	4,692,200
			Real estate acquired through
				foreclosure		198,454		1,219,983		2,166,655
			Debt assumed with acquisition of
				real estate contracts and
				mortgage notes and debt assumed
				upon foreclosure of real estate
				contracts				113,876		81,530
			Change in net unrealized gains
				(losses) on investments		(161,606)		2,005,960		(3,371,012)
			Increase in assets and liabili-
				ties associated with liquida-
				tion of subsidiary:
					Real estate contracts and
						mortgage notes receivable		30,052,954




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	19.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:


							   1996		   1995		   1994
								------------	-----------	-----------
			Real estate held for sale		27,915,041
			Allowance for losses on
				real estate assets		1,107,129
			Land, building and equipment,
				net			15,518
			Other assets		1,911,314
			Accounts receivable		2,963,966
			Debt payable		13,948
			Accounts payable and accrued
				expenses		2,759,214
			Investments in and advances to
				subsidiaries		58,978,502

		Accounting policies followed in the preparation of the preceding condensed financial statements of Metropolitan (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

		At September 30, 1996 and 1995, Metropolitan's debt payable consists of the following:

									   1996		   1995
									-----------	-----------
			Reverse repurchase agreement with a securities
				broker, interest at 5.8% per annum, due
				October 1, 1996; collateralized by
				$2,700,000 in U.S. government-backed bonds		$	2,678,500

			Reverse repurchase agreement with a securities
				broker, interest at 6.75% per annum, due
				October 2, 1995; collateralized by
				$5,000,000 in U.S. Treasury bonds				$	4,606,625

			Real estate contracts and mortgage notes
				payable, interest rates ranging from 3% to
				10.9%, due in installments through 2016;
				collateralized by senior liens on certain
				of the Company's real estate contracts,
				mortgage notes and real estate held for
				sale				10,456,496		1,016,616

				Accrued interest payable				20,338		22,169
									-----------	-----------
									$	13,155,334	$	5,645,410
									===========	===========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	19.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Aggregate amounts of principal payments due on the parent company's debt payable are expected to be as follows:

			Fiscal Year Ending
				September 30,
			------------------

					  1997	$	3,040,000
					  1998		364,000
					  1999		393,000
					  2000		356,000
					  2001		374,000
					Thereafter		8,628,334
							------------
							$	13,155,334
							============

		At September 30, 1996 and 1995, Metropolitan's debenture bonds payable consisted of the following:

							Principally
			Annual Interest Rates	Maturing in	    1996		    1995
			---------------------	-------------------	------------	------------
			5% to 6%	1997	$	537,000	$	2,486,000
			6% to 7%	1997, 1998 and 1999		4,979,000		6,911,000
			7% to 8%	1999 and 2000		51,261,000		50,165,000
			8% to 9%	1997, 1998 and 2000		84,372,000		85,258,000
			9% to 10%	1997		20,136,000		30,044,000
			10% to 11%	1998 and 1999		1,749,000		1,951,000
								------------	------------
									163,034,000		176,815,000
			Compound and accrued interest		29,139,751		24,496,873
								------------	------------
								$	192,173,751	$	201,311,873
								============	============

		Unamortized debenture issuance costs totaled $2,597,477 at September 30, 1996 and $3,390,744 at September 30, 1995.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	19.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Maturities of the parent company's debenture bonds are as follows:

			Fiscal Year Ending
				September 30,
			------------------
						 1997	$	50,030,000
						 1998		52,163,000
						 1999		41,335,000
						 2000		40,408,000
						 2001		5,877,000
					Thereafter		2,360,751
							------------
							$	192,173,751
							============

Metropolitan had the following related party transactions with its various subsidiaries and affiliated entities:

							   1996		   1995		   1994
							-----------	-----------	-----------
			Dividends received:
				Summit Securities, Inc.					$	1,422,007
				Old Standard Life Insurance
					Company			$	1,922,000		700,000
				Metropolitan Mortgage &
					Securities Co. of Alaska	$	1,243,950				225,000
				Spokane Mortgage Co.				125,000		1,800,000
				Western United Life Assurance
					Company		441,510		288,208		2,604,875
				Beacon Properties, Inc.		185,000		360,000		330,000
				Consumers Group Holding Co.,
					Inc.		1,880,450		723,250		6,791,358
				Metropolitan Mortgage Hawaii,
					Inc.						1,770,000
				Metropolitan Investment
					Securities, Inc.				138,950
				Broadmore Park Factory Outlet,
					Inc.		85,000
							-----------	-----------	-----------
							$	3,835,910	$	3,557,408	$	15,643,240
							===========	===========	===========

			Fees, commissions, service and
				other income	$	26,969,251	$	18,829,557	$	13,814,334
			Interest income		1,858,521		4,152,257		3,218,813






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	19.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Metropolitan charged various subsidiaries and affiliated entities for underwriting fees of $29,362,000 in 1996, $14,936,306 in 1995 and $13,248,132 in 1994 related to contracts sold to these entities. Amounts charged to subsidiaries are deferred and recognized as income over the estimated life of the contracts. Amounts amortized into service fee income were $18,323,435 in 1996, $10,416,849 in 1995 and $6,596,877 in 1994.

		The underwriting fees are based upon a yield requirement established by the purchasing entity. For contracts sold to Western United Life Assurance Co. (Western United), one of
Metropolitan's subsidiaries, the yield is guaranteed by Metropolitan. In connection with its guarantee, Metropolitan has holdbacks of $12,538,000 and $6,945,473 at September 30, 1996
and 1995, respectively.

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
	Included in Part II, Item 8 of this report:

	Report of Independent Accountants
	Consolidated Balance Sheets at September 30, 1996, and 1995. Consolidated Statements of Income for the Years Ended
		September 30, 1996, 1995, and l994
	Consolidated Statements of Stockholders' Equity for the
		Years Ended September 30, 1996, 1995, and 1994. Consolidated Statements of Cash Flows for the Years Ended
		September 30, 1996, 1995, and l994.
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

			3.(e).Restated Bylaws as amended to December 26, 1995. (Exhibit 3(e) to Form 10-K for Period Ending
September 30, 1995.

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
Preferences of variable rate cumulative Preferred
Stock, Series E-6.

			9.	Irrevocable Trust Agreement (Exhibit 9(b) to
Registration No. 2-81359).

			11.	Statement Indicating Computation of Per-Share
Earnings.  (SEE "CONSOLIDATED FINANCIAL STATEMENTS".)

			*12.	Statement Re computation of ratios.

			*21.	Subsidiaries of Registrant

			*27.	Financial Data Schedule

(b)	Reports on Form 8-K.

		No Form 8-K filings were made during the last quarter of the period covered by this report. A Form 8-K was filed December
10, 1996, subsequent to the period covered by this report which disclosed the sale through a securitization of approximately 115.47 million in first lien residential mortgages, as more fully described in such Form 8-K.


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


Spokane, Washington
December 6, 1996




Schedule I

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
METROPOLITAN MORTGAGE & SECURITIES CO., INC.
September 30, 1996

Column A	Column B	Column C	Column D
			Amount At
			Which Shown
	Amortized	Market	On Balance
	Cost	Value	Sheet
TYPE OF INVESTMENTS

FIXED MATURITIES
Investments:
	U.S. Government and Government
	  Agencies and Authorities	$ 71,938,231	$ 67,466,222	$ 71,460,561
	Corporate Bonds	32,287,052	31,649,223	31,851,940
	Utility Bonds	7,992,386	7,766,837	7,956,489
	Mortgage and Asset Backed Bonds
		and pass through certificates	52,030,232	50,868,534	52,030,232
			------------	------------	------------
TOTAL FIXED MATURITIES	$164,247,901	$157,750,816	$163,299,222
			============	============	============
Equity Securities	$      1,592	$      3,766	$      3,766
			============	============	============
Real Estate Contracts and
	Mortgage Notes
	Receivables	$650,933,330		$650,933,330
Real Estate Held for Sale and
	Development (Including
	$36,158,099 Acquired in
	Satisfaction of Debt)	84,333,288		84,333,288
			------------		------------

Total Real Estate Assets	735,266,618		735,266,618

Less Allowances for Losses on
	Real Estate Assets	(10,192,584)		(10,192,584)
			------------		------------
NET REAL ESTATE ASSETS	$725,074,034		$725,074,034
			============		============

OTHER RECEIVABLE INVESTMENTS	$107,494,150		$107,494,150
			===========		===========
OTHER ASSETS - POLICY LOANS	$ 15,379,159		$ 15,379,159
			 ===========		===========

	TOTAL INVESTMENTS	$1,012,196,836		$1,011,250,331
			============		============




                                                         Schedule III


METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Policy
		Benefits		Other
	Deferred	Losses,		Policy
	Policy	Claims		Claims and
	Acquisition	and Loss	Unearned	Benefits
	Cost	Expenses	Premiums	Payable
September 30, 1996

Life Insurance
and Annuities	$71,932,884	$837,366,108	$      ---	$     ---
		===========	============	=========	========
September 30, 1995

Life Insurance
and Annuities	$71,131,059	$781,716,153	$      ---	$     ---
		===========	============	=========	========
September 30, 1994

Life Insurance
and Annuities	$71,074,642	$744,644,625	$     ---	$     ---
		===========	============	=========	========


                                                         Schedule III

METROPOLITAN MORTGAGE & SECURITIES CO., INC AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits	Amortization
			Claims	of Deferred
		Net	Losses and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating
	Revenue	Income	Expenses	Costs	Expenses
	=========	==========	==========	===========	=========
September 30, 1996
	Life Insurance
	and Annuities	$3,000,000	$65,560,704	$48,301,010	$ 9,140,559	$4,352,018
		==========	===========	===========	===========	==========
September 30, 1995
	Life Insurance
	and Annuities	$3,000,000	$64,970,470	$45,483,802	$10,300,547	$3,164,390
		==========	===========	===========	==========	==========
September 30, 1994
	Life Insurance
	and Annuities	$2,958,000	$65,944,437	$41,918,907	$7,015,570	$2,866,794
		==========	===========	===========	==========	==========


                                                        Schedule IV


METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
SUPPLEMENTARY REINSURANCE INFORMATION

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
Year Ended


September 30, 1996
	Life Insurance
	in Force.......	$354,371,000	$58,679,000	$    --	$295,692,000	--
		============	============	=======	============	======
Premiums
	Life Insurance..	$  3,354,830	$   354,830	$    --	$  3,000,000	--
		============	============	=======	============	======

September 30, 1995
	Life Insurance
	in Force	$373,573,000	$62,906,000	$   ---	$310,667,000	---
		============	===========	=======	============	=====
	Premiums
	Life Insurance	$  3,364,553	$   364,553	$   ---	$  3,000,000	---
		============	===========	=======	============	=====
September 30, 1994
	Life Insurance
	in Force	$395,837,000	$69,311,000	$   ---	$326,526,000	---
		============	===========	=======	============	=====
	Premiums
	Life Insurance	$  3,345,503	$   387,503	$   ---	$  2,958,000	---
		============	===========	=======	============	=====


Schedule II
METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended September 30, 1996, 1995 and 1994

			Additions
			(Reductions)	Deductions
		Balance at	charged to	and
		beginning	costs and	accounts	Balance at
	Description	of year	expenses	written off	end of year
Allowance for probable
	losses on
	real estate contracts
	and mortgage notes
	deducted from real estate
	assets in balance sheet
		1996	$6,276,183	$3,295,694	$1,626,316	$7,945,561
		1995	7,199,984	(190,470)	 733,331	6,276,183
		1994	5,738,188	1,040,913	(420,883)	7,199,984


Allowance for probable
	losses on
	real estate held
	for sale deducted
	from real estate
	assets in balance
	sheet
		1996	$1,839,882	$3,064,378	$2,657,237	$2,247,023
		1995	1,908,399	4,365,114	4,433,631	1,839,882
		1994	4,860,303	4,492,280	7,444,184	1,908,399


Allowance for losses
	on accounts and
	notes receivable
	deducted from
	other assets in
	balance sheet
		1996	$   77,039	  $   70,500	$  (33,415)	 $  180,954
		1995	  193,497	  (35,657)	   80,801	   77,039
		1994	172,843	204,650	183,996	193,497

                                                          Schedule IV

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
LOANS ON REAL ESTATE
September 30, 1996
Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. At September 30, 1996, the Consolidated Group held first position liens associated with contracts and mortgage notes receivable with a face value of approximately $675 million (99%) and second or lower position liens of approximately $6 million (1%). Approximately 23% of the face value of the Company's real estate contracts and mortgage notes receivable are collateralized by property located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 20% by property located in the Pacific Southwest (California, Arizona and Nevada), approximately 10% in the Southeast (Florida, Georgia, North Carolina and South Carolina) , approximately 10% in Atlantic Northeast (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 16% by property located in the Southwest (Texas and New Mexico). The face value of the real estate contracts and mortgage notes receivable range principally from $15,000 to $300,000 with 52 receivables, aggregating approximately $29.4 million in excess of this range. No individual contract or note is in excess of 0.4% of the total carrying value of real estate contracts and mortgage notes receivables, and less than 3% of the contracts are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 91% of the face value of these receivables within this range. The weighted average contractual interest rate on these receivables at September 30, 1996 is approximately 9.4%. Maturity dates range from 1996 to 2026.

	Number			Carrying	Delinquent
	of	Interest		Amount of	Principal
Description	Receivables	Rates		Receivables	Amount

RESIDENTIAL		Principally
First Mortgage >$100,000	738	6%-13%		$108,873,697	$  5,687,601
First Mortgage > $50,000	2,500	6%-13%		161,285,463	7,443,607
First Mortgage < $50,000	13,568	6%-13%		261,018,755	9,129,035
Second or Lower>$100,000	1	7.5%		243,213	--
Second or Lower> $50,000	6	9%-10%		384,654	--
Second or Lower< $50,000	358	6%-13%		3,487,974	191,504
COMMERCIAL
First Mortgage >$100,000	248	6%-13%		52,072,095	1,248,896
First Mortgage > $50,000	252	6%-13%		18,218,639	500,571
First Mortgage < $50,000	447	6%-13%		11,837,475	107,111
Second or Lower>$100,000	4	9%-10.5%		1,564,708	--
Second or Lower> $50,000	3	8%-9.5%		204,917	--
Second or Lower< $50,000	9	8%-11%		192,717	--
FARM, LAND AND OTHER
First Mortgage >$100,000	67	8%-12%		14,551,734	1,101,876
First Mortgage > $50,000	151	6%-13%		9,697,972	220,731
First Mortgage < $50,000	2178	6%-13%		36,929,717	841,020
Second or Lower>$100,000	1	14%		100,000	--
Second or Lower> $50,000	2	9%-10%		164,743	--
Second or Lower< $50,000	40	9%-12%		349,674	28,048

Unrealized discounts, net
of unamortized acquisition
costs, on receivables
purchased at a discount				(38,607,376)

Accrued Interest Receivable				8,362,559
				------------	-----------
CARRYING VALUE				$650,933,330	$26,500,000
				=============	===========




The contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

	Residential	Commercial	Farm, Land, other	Total
	Principal	Principal	Principal	Principal
	--------	-------	--------	---------
October 1996 - September 1999	$ 43,589,264	$10,647,400	$10,083,453	$ 64,320,117
October 1999 - September 2001	50,673,223	10,160,940	8,005,953	68,840,116
October 2001 - September 2003	53,408,352	8,270,489	5,145,528	66,824,369
October 2003 - September 2006	62,945,018	15,076,814	10,890,593	88,912,425
October 2006 - September 2011	100,196,799	13,896,939	13,898,207	127,991,945
October 2011 - September 2016	72,017,732	7,719,548	6,273,944	86,011,224
October 2016 - Thereafter	152,463,368	18,318,421	7,496,162	178,277,951
	-----------	-----------	----------	-----------
	$535,293,756	$84,090,551	$61,793,840	$681,178,147
	===========	===========	==========	===========



                                                      	 Schedule  IV

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
LOANS ON REAL ESTATE
September 30, 1996

	The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

		For the Years Ended September 30,
	1996	1995	1994
Balance at beginning of
period:	$587,493,614	$567,256,298	$562,440,005
	------------	------------	------------
Additions during period:

New Receivables - cash:	282,313,300	203,525,666	142,479,298

Loans to facilitate the sale of
real estate held - non cash:	 39,102,941	34,102,247	33,461,966

Assumption of other debt payable
in conjunction with acquisition
of non receivables - non cash:	   3,633,657	526,868	191,213

Increase in Accrued Interest:	2,109,831	  912,348	--
	------------	------------	------------

Total Additions:	327,159,729	239,067,129	176,132,477
	------------	------------	------------
Deductions During Period:

Collections of Principal -
cash:	107,702,333	118,869,137	107,040,612

Cost of Receivables Sold:	   141,636,670	54,387,414	18,437,363

Reduction in Net Receivables
Associated with Sale of
Subsidiary - non cash	--	32,391,856	27,267,736
Foreclosures - non cash:	14,381,010	13,181,406	17,720,145

Decrease in Accrued Interest:	--	--	850,328

	------------	------------	------------
Total Deductions	263,720,013	218,829,813	171,316,184
	------------	------------	------------
Balance at End of Period	$650,933,330	$587,493,614	$567,256,298
	============	============	============



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

	Signature	Title	Date

/s/ C. PAUL SANDIFUR, JR.	President, Director and
	Chief Executive Officer	January 13, 1997

________________________
C. Paul Sandifur, Jr.

/s/ Bruce J. Blohowiak	Chief Operating Officer
	Executive Vice President,	January 13, 1997
	Director
________________________


/s/ STEVEN CROOKS	Controller and Vice
		President	January 13, 1997
________________________
Steven Crooks


/s/ REUEL SWANSON	Secretary and Director	January 13, 1997


________________________
Reuel Swanson

/S/ Irv Marcus	Director	January 13, 1997

________________________
Irv Marcus

/S/ Charles H. Stolz	Director	January 13, 1997

________________________
Charles H. Stolz