Form 10-Q
period 1996-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1997-02-19
CIK 65384

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
130 SHARES - Common "A" at January 31, 1997
0 SHARES - Common "B" at January 31, 1997

                METROPOLITAN MORTGAGE & SECURITIES CO., INC.



Part I - Financial Information: Index

Item 1.	Financial Statements

   Consolidated Condensed Balance Sheets --
     December 31, 1996 and
     September 30, 1996	(Unaudited)

   Consolidated Condensed Statements of Income
     Three Months Ended December 31, 1996
     and 1995 (Unaudited)

   Consolidated Condensed Statements of Cash Flows
     Three Months Ended December 31, 1996 and 1995
     (Unaudited)

   Notes to Consolidated Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

                       Part I - Financial Information


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)


                                               December 31,       September 30,
                                                   1996                1996

ASSETS
  Cash and Cash Equivalents                     $  63,155,394    $  167,879,080
  Investments:
    Available-for-Sale Securities,
	at market                                    56,709,148        38,554,498
    Held-to-Maturity Securities,
     at amortized cost (market value
	$120,153,286 and $119,200,084)              124,109,220       124,748,490
  Accrued Interest on Investments                   2,485,931         1,516,390
                                               --------------     -------------
      Total Cash and Investments                  246,459,693       332,698,458
                                               --------------     -------------
  Real Estate Contracts and Mortgage
    Notes and Other Receivables                   703,215,661       758,427,480
  Real Estate for Sale and
    Development - Including
    Foreclosed Real Estate                         84,178,660        84,333,288
                                                -------------     -------------
  Total Receivables and
    Real Estate Assets                            787,394,321       842,760,768
  Less Allowance for Losses                        (9,900,266)      (10,192,584)
                                                -------------     -------------
      Net Receivables and
      Real Estate Assets                          777,494,055       832,568,184
                                                -------------     -------------

  Deferred Acquisition Costs, Net                  74,151,226        74,530,361

  Land, Building and Equipment - net
    of accumulated depreciation                     8,446,566         8,516,598

  Other Assets, net of allowance                   35,670,861        34,345,227
                                               --------------      ------------

    TOTAL ASSETS                               $1,142,222,401    $1,282,658,828
                                               ==============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                  December 31,      September 30,
                                                        1996             1996


LIABILITIES
 Life Insurance and Annuity Reserves             $  844,106,537    $  837,366,108
 Debenture Bonds                                    196,069,990       192,173,751
 Other Debt Payable                                   8,757,554        38,601,146
 Securities Sold, Not Yet Purchased                   4,177,773       132,652,334
 Accounts Payable and Accrued
   Expenses                                          21,610,379        18,082,782
 Deferred Income Taxes                               15,444,286        15,894,831
 Minority Interest in Consolidated
   Subsidiaries                                       1,580,104         1,544,544
                                                  -------------    --------------
   TOTAL LIABILITIES                              1,091,746,623     1,236,315,496
                                                  -------------    --------------

STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D,
   E Cumulative with Variable Rate,
   $10 Par Value, Authorized 8,325,000
   Issued 2,157,308 Shares and
   2,151,820 Shares (Liquidation
   Preference $50,044,751 and
   $49,495,906, respectively)                        21,573,083        21,518,198
 Class A Common Stock - Voting,
   $2,250 Par Value, Authorized
   222 Shares, Issued 130 Shares                        293,417           293,417
 Additional Paid-In Capital                          17,286,228        16,791,670
 Retained Earnings                                   11,588,559         8,731,070
 Net Unrealized Losses on
    Investments                                        (265,509)         (991,023)
                                                   ------------     -------------
    TOTAL STOCKHOLDERS' EQUITY                       50,475,778        46,343,332
                                                   ------------     -------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $1,142,222,401    $1,282,658,828
                                                 ==============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

	            METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                         (UNAUDITED)

                                            Three Months Ended
                                                December 31,
                                           1996               1995
REVENUES:
 Insurance Premiums Earned              $   750,000    $   750,000
 Interest and Earned Discounts           24,105,516     21,919,875
 Real Estate Sales                        6,846,700     10,608,025
 Fees, Commissions, Service
  and Other Income                        1,208,087        691,557
 Realized Investment Gains (Losses)      (2,160,155)         2,800
 Realized Gains on Sales of
  Receivables                             9,834,959         84,490
                                       ------------     ----------

  TOTAL REVENUES                         40,585,107     34,056,747
                                       ------------     ----------
EXPENSES:
 Insurance Policy and Annuity
   Benefits                              13,055,411     12,061,640
 Interest Expense                         5,835,322      3,778,835
 Cost of Real Estate Sold                 7,440,009     10,466,642
 Provision for Losses on Real
   Estate Assets                            586,221        934,543
 Salaries and Employee
   Benefits                               3,032,934      2,280,868
 Commissions to Agents                    2,158,770      2,431,199
 Other Operating and
   Underwriting Expenses                  2,299,904      1,628,563
 Decease (Increase) in Deferred
   Acquisition Costs                        237,955         (9,132)
                                         ----------     ----------

   TOTAL EXPENSES                        34,646,526     33,573,158
                                         ----------     ----------

Income Before Income Taxes and
   Minority Interest                      5,938,581        483,589
Provision For Income Taxes               (2,022,167)      (170,933)
                                         -----------     ----------

Income Before Minority
   Interest                               3,916,414        312,656

Income of Consolidated
   Subsidiaries Allocated to
   Minority Stockholders                    (35,560)        (9,311)
                                         ----------     -----------

NET INCOME                                3,880,854         303,345

Preferred Stock Dividends                (1,023,365)       (923,406)
                                         ----------     ------------
Income (Loss) Applicable to
   Common Stockholders                  $ 2,857,489      $ (620,061)
                                        ===========     ============

The accompanying notes are an integral part of the consolidated financial statements.




       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Three Months Ended
                                                       December 31,
                                                1996             1995

Net Cash Provided By  (Used In)
  Operating Activities                      $(116,924,803)    $ 12,326,474
                                              ------------     -----------
Cash Flows From Investing Activities:
Principal Payments on Real Estate
    Contracts and Mortgage Notes
    and Other Receivables                      29,383,414      27,684,554
Proceeds From Real Estate Sales                   709,061         921,950
Proceeds From Investment Maturities             6,596,423         226,100
Proceeds from Sale of Available
    for Sale Securities                                        28,121,115
Purchase of Available for Sale
    Securities                                (23,684,536)
Proceeds From Sale of Real Estate
    Contracts and Mortgage Notes
    and Other Receivables                     119,209,316       2,335,415
Acquisition of Real Estate Contracts and
     Mortgage Notes and Other Receivables     (79,616,347)    (77,570,084)
Additions to Real Estate Held                  (6,351,906)     (8,938,063)
Capital Expenditures                             (198,228)       (336,713)
                                              -----------     ------------

Net Cash Provided By (Used In)
    Investing Activities                       46,047,197     (27,555,726)
                                              -----------     ------------
Cash Flows From Financing Activities:
Net Change Short Term Borrowings from
  Brokers and Banks                           (30,328,500)    (12,646,875)
Receipts From Life and Annuity Products        20,337,089      25,261,674
Withdrawals on Life and Annuity Products      (25,369,936)    (20,748,194)
Repayment to Banks and Others                     (55,545)        (33,496)
Issuance of Debenture Bonds                     4,140,969       4,791,350
Issuance of Preferred Stock                       549,743         554,336
Repayment of Debenture Bonds                   (2,096,235)     (7,206,402)
Preferred Stock Dividends                      (1,023,366)       (923,406)
Redemption of Capital Stock                          (300)        (57,143)
                                               ----------     -------------

Net Cash Used In
  Financing Activities                        (33,846,080)    (11,008,156)
                                              -----------    -------------

Net Decrease in Cash and
  Cash Equivalents                           (104,723,686)    (26,237,408)
Cash and Cash Equivalents at Beginning
  of Period                                   167,879,080      32,798,627
                                             ------------    -------------

Cash and Cash Equivalents at End
  of Period                                  $ 63,155,394    $  6,561,219
                                            =============     ============

The accompanying notes are an integral part of the consolidated financial statements



                METROPOLITAN MORTGAGE & SECURITIES CO., INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1.	In the opinion of the Company, the accompanying unaudited
consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1996, and the results of operations for the three months ended December 31, 1996 and 1995 and changes in cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three month period ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1996 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1996 Form 10-K.

2.	The principal amount of receivables as to which payments were in
arrears more than three months was $26,750,000 at 	December 31, 1996
and $26,500,000 at September 30, 1996.

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

5.	In November 1996, Metropolitan Mortgage & Securities Co., Inc.
(Metro or the Company) and its subsidiary Western United Life Assurance Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc, an affiliated company. Approximately $126.7 million of receivables, with $115.5 million provided by Metro and WULA, were sold in a securitization transaction with proceeds, after costs, of approximately $121.1 million, which $110.4 million was allocated to Metro and WULA. With an amortized carrying value of approximately $101.5 million in the receivables sold in the securitization, Metro and WULA recorded approximately $8.9 million in pre-tax gains from their portion of the sale. Metropolitan
Asset Funding, Inc. sold approximately $113.4 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold to the public, approximately $13.3 million in subordinate class certificates and residual class certificates were returned to the various co-sellers of the receivables included in the securitization. Metro and WULA received approximately $101.6 million, after costs, from the securitization and received approximately $12.0 million (estimated fair value) in subordinate class and residual class certificates. As an economic hedge for this receivable securitization sale, the Company had previously sold short approximately $128 million of U.S. Treasury securities of varying maturities. Concurrent with the completion of the securitization transaction, the Company purchased and delivered the borrowed securities. The Company lost approximately $2.5 million on this short sale. Thereby from an economic standpoint, the Company realized an approximate $6.4 million in pre-tax gains on the securitization sale.

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

7.	The preparation of financial statement in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Significant Transactions:

	In November 1996, Metropolitan Mortgage & Securities Co., Inc. (Metro or the Company) and its subsidiary Western United Life Assurance Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc, an affiliated company. Approximately $126.7 million of receivables, with $115.5 million provided by Metro and WULA, were sold in a securitization transaction with proceeds, after costs, of approximately $121.1 million, which $110.4 million was allocated to Metro and WULA. With an amortized carrying value of approximately $101.5 million in the receivables sold in the securitization, Metro and WULA recorded approximately $8.9 million in pre-tax gains from their portion of the sale. Metropolitan Asset Funding, Inc. sold approximately $113.4 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold to the public, approximately $13.3 million in subordinate class certificates and residual class certificates were returned to the various co-sellers of the receivables included in the securitization. Metro and WULA received approximately $101.6 million, after costs, from the securitization and received approximately $12.0 million (estimated fair value) in subordinate class and residual class certificates. As an economic hedge for this receivable securitization sale, the Company had previously sold short approximately $128 million of U.S. Treasury securities of varying maturities. Concurrent with the completion of the securitization transaction, the Company purchased and delivered the borrowed securities. The Company lost approximately $2.5 million on this short sale. Thereby from an economic standpoint, the Company realized an approximate $6.4 million in pre-tax gains on the securitization sale.

	On January 31, 1995, the Company concluded an agreement with Summit Securities, Inc. (Summit), whereby it sold Metropolitan Investment Securities, Inc. (MIS) to Summit, at a sale price of $288,950, which approximated the current book value of MIS at date of sale. On May 31, 1995, the Company concluded an agreement with Summit, whereby it sold Old Standard Life Insurance Company (OSL) to Summit effective May 31, 1995, at a sale price of $2,722,000, which approximated the current book value of OSL at date of sale, with future contingency payments based on earnings of OSL. The sales price plus estimated future contingency payments approximates the actuarial appraised valuation of OSL.


Financial Condition and Liquidity:

	As of December 31, 1996, the Company had cash or cash equivalents of $63.2 million and liquid investments (trading or available-for-sale securities) of $56.7 million compared to $167.9 million in cash and cash equivalents and $38.6 million in liquid investments at September 30, 1996. The significant transaction causing the decrease in cash and cash equivalents was the approximately $128 million used by the Company to close its short sale at the completion of its receivable securitization in November 1996. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. At December 31, 1996, total cash and investments, including held-to-maturity securities, were $246.5 million as compared to $332.7 million at September 30, 1996. During the three month period ended December 31, 1996, the Company used approximately $116.9 million in its operating activities including $128 million to close a short sale of U.S. Treasury securities. Funds provided by investing activities of $46.0 million resulted primarily from sale proceeds and collections of receivables of $148.6 million and investment maturities of $6.6 million being offset by new receivable acquisitions of $79.6 million, purchase of available-for-sale securities of $23.7 million and addition to real estate held of $6.4 million. Funds used in financing activities of $33.8 million, including a $2.0 million net cash inflow from debentures sales less maturities, were used primarily to payoff short-term borrowings of $30.3 million, finance a net cash outflow of $5.0 million in life and annuity products and payment of preferred stock dividends of $1.0 million.

	The receivable portfolio totaled $703.2 million at December 31, 1996 compared to $758.4 million at September 30, 1996. During the three months ended December 31, 1996, the decrease primarily resulted from the acquisition of receivables totaling $79.6 million plus an additional $6.1 million in loans to facilitate the sale of real estate being totally offset by principal collections on receivables of $29.4 million, reduction for the cost basis of receivables sold of $109.1 million and reductions due to foreclosed receivables of approximately $2.7 million.

	Real estate held for sale and development decreased to $84.2 million at December 31, 1996 from $84.3 million at September 30, 1996. For the three months ended December 31, 1996, real estate additions of $9.5 million, including $2.7 million of foreclosed receivables, were offset by costs of real estate sold of $7.4 million, depreciation of $1.5 million and charge-offs to the allowance for losses of $.7 million.

	Life insurance and annuity policy reserves increased $6.7 million during the three months ended December 31, 1996 to approximately $844.1 million from $837.4 million at September 30, 1996. This increase resulted from credited earnings of $11.8 million offset by a $5.1 million of cash outflow as receipts from sales of new life and annuity products of $20.3 million were exceeded by withdrawals of $25.4 million from existing policies. Net debenture bonds outstanding increased by $3.9 million to $196.1 million at December 31, 1996 from $192.2 million at September 30, 1996. Net cash inflow from issuance less maturities of debentures was approximately $2.0 million plus an additional $1.9 million increase in credited interest held. Additionally, the Company had cash flow, net of redemptions, of approximately $550,000 from the sale of preferred stock and reinvestment of preferred stock dividends during the three months ended December 31, 1996. During the three month period ended December 31, 1996, the Company decreased the portion of its other debt payable represented by short term borrowings by $30.3 million to an approximate outstanding amount of $5.2 million on December 31, 1996.

	Total assets decreased by $140.5 million to $1,142.2 million at December 31, 1996 from $1,282.7 million at September 30, 1996. During the three month period, the Company primarily used cash flow from its receivable securitization along with existing cash and investments to repurchase securities previously sold and not owned and paydown short-term borrowings. At December 31, 1996, the Company had net unrealized losses on securities available-for-sale in the amount of $265,000 as compared to unrealized losses of $1.0 million at September 30, 1996. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.


Results of Operations:

	The Company recorded net income before preferred dividends for the three months ended December 31, 1996 of $3,881,000 compared to $303,000 in the prior year's period. Comparing the current year's three month period with the prior year's similar period, increases in gains from sales of receivables, increases in other fees and commission revenues and a reduction in the provision for losses on real estate assets were only partially offset by a reduction in the net interest spread, increased losses from the sale of real estate, increased losses from the sale of investment securities, an increase in operating expenses and related provision for income taxes.

	For the three month period ended December 31, 1996, the Company reported a positive spread on its interest sensitive assets and liabilities of $6.0 million as compared to $6.8 million in the prior year's period. The reduction was primarily the result of a reduction in the receivable portfolio due to the securitization sale in November 1996.
 While there has been some contraction in portfolio investment earnings rates in the current year's period, the Company has also experienced reduced renewal rates on some of its life and annuity policies. Currently, the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally, the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates and thus a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities reprice faster than its assets.

	During the three months ended December 31, 1996, the Company realized net losses from the sale of investments of $2.2 million compared to net gains of $2,800 in the prior year's period. The current period loss was primarily the result of a short sale of U.S. Treasury securities. The short sale was used by the Company as an economic hedge of its receivable securitization in November 1996. Additionally, in the current year's period, the Company realized gains of $9.8 million from the sale of approximately $109.4 million of receivable investments, while in the prior year, sales of approximately $2.3 million of receivable investments produced realized gains of $84,000. The Company realized losses of $593,000 on sales of $6.8 million of real estate in the current year's period compared to net gains of $141,000 on sales of $10.6 million in the prior year. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities.

	In the three months ended December 31, 1996, the Company recorded other fees and commission revenues of $1.2 million as compared to $700,000 in the prior year. The increase in the current year is primarily the result of net servicing revenues related to the receivable securitizations.

	In the three months ended December 31, 1996, the Company made provisions for losses on receivables and real estate assets of approximately $586,000 as compared to $935,000 in the prior year's period. The decreased provision is the result of the decrease in the receivable portfolio and the real estate asset portfolio. The Company has experienced a slight increase in receivable delinquency rates, however, a stable to improving real estate market has offset the effects of the delinquency rate increases.

New Accounting Rules:

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

Item 2.	Changes in Securities

		None

Item 3.	Defaults Upon Senior Securities

		None

Item 4.	Submission of Matters to a Vote of Security Holders

		None

Item 5.	Other Information

		None

Item 6.	Exhibits and Reports on Form 8-K

		A Form 8-K was filed December 10, 1996, which disclosed the sale through a securitization of approximately 115.5 million in first lien residential mortgages, as more fully described in such Form 8-K

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                   (Registrant)

                           /s/ C. PAUL SANDIFUR, JR.

Date	February 18, 1996
                        ---------------------------------------------
                        C. Paul Sandifur, Jr.
                        Chairman, President, Chief Executive Officer

                          /s/ BRUCE J. BLOHOWIAK

Date	February 18, 1996
                        ---------------------------------------------
                        Bruce J. Blohowiak
                        Executive Vice President, Chief Operating
                                 Officer and Director

                          /s/STEVEN CROOKS

Date	February 18, 1996
                         ---------------------------------------------
                            Steven Crooks
                            Vice President
                           (Principal Accounting Officer)