Form 10-Q
period 1997-03-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1997-05-20
CIK 65384

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            130 SHARES - Common "A" at April 30, 1997
             0 SHARES - Common "B" at April 30, 1997

            METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                Index


Part I - Financial Information: Index to Part I

Item 1.   Financial Statements

   Consolidated Condensed Balance Sheets --
     March 31, 1997 and
     September 30, 1996  (unaudited)

   Consolidated Condensed Statements of Income
     Three and Six Months Ended March 31, 1997 and 1996 (unaudited)

   Consolidated Condensed Statements of Cash Flows
     Six Months Ended March 31, 1997 and 1996
     (unaudited)

   Notes to Consolidated Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

                       Part I - Financial Information


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                                 March 31,
September 30,
                                                   1997
1996
                                        (unaudited)
ASSETS
  Cash and Cash Equivalents                     $  20,146,241    $
35,226,746
  Restricted Cash and Cash Equivalents
132,652,334
  Investments:
    Available-for-Sale Securities,
     at market                                    75,962,119
38,554,498
    Held-to-Maturity Securities,
     at amortized cost (market value
     $115,830,548 and $119,200,084)              121,174,845
124,748,490
  Accrued Interest on Investments                   1,618,319
1,516,390
                                               --------------     ---
----------
      Total Cash and Investments                  218,901,524
332,698,458
                                               --------------     ---
----------
  Real Estate Contracts and Mortgage
    Notes and Other Receivables                   720,729,519
758,427,480
  Real Estate for Sale and
    Development - Including
    Foreclosed Real Estate                         82,253,196
84,333,288
                                                -------------     ---
----------
  Total Receivables and
    Real Estate Assets                            802,982,715
842,760,768
  Less Allowance for Losses                        (9,976,896)
(10,192,584)
                                                -------------     ---
----------
      Net Receivables and
      Real Estate Assets                          793,005,819
832,568,184
                                                -------------     ---
----------

  Deferred Acquisition Costs, Net                  74,398,522
74,530,361

  Land, Building and Equipment - net
    of accumulated depreciation                     9,072,655
8,516,598

  Other Assets, net of allowance                   37,449,520
34,345,227
                                               --------------      --
----------

    TOTAL ASSETS                               $1,132,828,040
$1,282,658,828
                                               ==============
==============


The accompanying notes are an integral part of the consolidated financial statements.

       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      March 31,
September 30,
                                                        1997
1996
                                                  (unaudited)

LIABILITIES
 Life Insurance and Annuity Reserves             $  842,287,055    $
837,366,108
 Debenture Bonds                                    183,496,611
192,173,751
 Other Debt Payable                                  11,868,596
38,601,146
 Securities Sold, Not Owned
132,652,334
 Accounts Payable and Accrued
   Expenses                                          27,559,198
18,082,782
 Deferred Income Taxes                               15,001,400
15,894,831
 Minority Interest in Consolidated
   Subsidiaries                                       1,587,844
1,544,544
                                                  -------------    --
------------
   TOTAL LIABILITIES                              1,081,800,704
1,236,315,496
                                                  -------------    --
------------

STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D,
   E Cumulative with Variable Rate,
   $10 Par Value, Authorized 8,325,000
   Issued 2,155,267 Shares and
   2,151,820 Shares (Liquidation
   Preference $50,518,508 and
   $49,495,906, respectively)                        21,552,665
21,518,198
 Class A Common Stock - Voting,
   $2,250 Par Value, Authorized
   222 Shares, Issued 130 Shares                        293,417
293,417
 Additional Paid-In Capital                          17,779,728
16,791,670
 Retained Earnings                                   11,944,961
8,731,070
 Net Unrealized Losses on
    Investments                                        (543,435)
(991,023)
                                                   ------------     -
------------
    TOTAL STOCKHOLDERS' EQUITY                       51,027,336
46,343,332
                                                   ------------     -
------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $1,132,828,040
$1,282,658,828
                                                 ==============
===============

The accompanying notes are an integral part of the consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            Three Months Ended
Six Months Ended
                                                  March 31,
March 31
                                           1997               1996
1997                1996
                                         --------------------------
---------------------------
REVENUES:
 Insurance Premiums Earned              $   750,000    $   750,000             $
1,500,000          $ 1,500,000
 Interest and Earned Discounts           22,774,077     22,755,006
46,879,593           44,674,881
 Real Estate Sales                        7,305,686     12,683,339
14,152,386           23,291,364
 Fees, Commissions, Service
  and Other Income                        1,177,497        761,133
2,385,584            1,452,690
 Realized Investment Gains (Losses)          43,996         21,290
(2,116,159)              24,090
 Realized Gains on Sales of
  Receivables                             1,712,582      1,051,230
11,547,541            1,135,720
                                       ------------     ----------             -
---------           -----------

  TOTAL REVENUES                         33,763,838     38,021,998
74,348,945           72,078,745
                                       ------------     ----------             -
----------           ----------
EXPENSES:
 Insurance Policy and Annuity
   Benefits                              12,009,603     11,748,235
25,065,014           23,809,875
 Interest Expense                         3,983,599      4,301,929
9,818,921            8,080,764
 Cost of Real Estate Sold                 7,702,652     12,063,139
15,142,661           22,529,781
 Provision for Losses on Real
   Estate Assets                          1,410,613      1,336,950
1,996,834            2,271,493
 Salaries and Employee
   Benefits                               3,337,224      2,553,940
6,370,158            4,834,808
 Commissions to Agents                    2,065,315      2,930,412
4,224,085            5,361,611
 Other Operating and
   Underwriting Expenses                  1,517,514      1,530,022
3,817,418            3,158,585
 Decease (Increase) in Deferred
   Acquisition Costs                         (5,582)      (192,868)
232,373             (202,000)
                                         ----------     ----------
---------            ---------

   TOTAL EXPENSES                        32,020,938     36,271,759
66,667,464           69,844,917
                                         ----------     ----------             -
----------           ----------

Income Before Income Taxes and
   Minority Interest                      1,742,900      1,750,239
7,681,481            2,233,828
Provision For Income Taxes                 (595,884)      (589,460)
(2,618,051)            (760,393)
                                         -----------     ----------
----------            ---------

Income Before Minority
   Interest                               1,147,016      1,160,779
5,063,430            1,473,435

Income of Consolidated
   Subsidiaries Allocated to
   Minority Stockholders                    (26,740)       (26,887)
(62,300)              (36,198)
                                         ----------     -----------
---------            ----------

NET INCOME                                1,120,276      1,133,892
5,001,130             1,437,237

Preferred Stock Dividends                (1,013,595)      (900,489)
(2,036,960)           (1,823,895)
                                         ----------     ------------
----------             ---------
Income (Loss) Applicable to
   Common Stockholders                  $   106,681      $ 233,403
$2,964,170            $ (386,658)
                                        ===========     ===========
==========            ==========

The accompanying notes are an integral part of the consolidated financial statements.


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Six Months Ended
                                                       March 31,
                                                1997             1996
                                               ----------------------
-

Net Cash Provided By  (Used In)
  Operating Activities                      $(108,186,295)   $
22,956,405
                                              ------------    -------
----
Cash Flows From Investing Activities:
Change in Restricted Cash and Cash
    Equivalents                               132,652,334
Principal Payments on Real Estate
    Contracts and Mortgage Notes
    and Other Receivables                      67,805,747
58,058,181
Proceeds From Real Estate Sales                 3,137,570
3,072,548
Proceeds From Investment Maturities            11,065,918
13,003,474
Proceeds from Sale of Available-
    for-Sale Securities                         1,266,029
31,684,176
Purchase of Available-for-Sale
    Securities                                (46,041,430)
(2,139)
Purchase of Held-to-Maturity
    Securities                                    (99,625)
(3,311,988)
Proceeds From Sale of Real Estate
    Contracts and Mortgage Notes
    and Other Receivables                     172,200,857
18,311,296
Acquisition of Real Estate Contracts and
     Mortgage Notes and Other Receivables    (185,348,456)
(150,597,581)
Additions to Real Estate Held                 (10,858,716)
(16,135,196)
Capital Expenditures                           (1,061,356)
(619,562)
                                              -----------     -------
-----

Net Cash Provided By (Used In)
    Investing Activities                      144,718,872
(46,536,791)
                                              -----------     -------
-----
Cash Flows From Financing Activities:
Net Change in Short Term Borrowings from
  Brokers and Banks                           (25,484,750)
7,913,375
Receipts From Life and Annuity Products        36,290,797
59,493,607
Withdrawals on Life and Annuity Products      (54,523,739)
(45,305,669)
Repayment to Banks and Others                  (1,995,409)
(1,912,362)
Issuance of Debenture Bonds                    21,561,718
7,650,338
Issuance of Preferred Stock                     1,099,990
1,105,664
Repayment of Debenture Bonds                  (26,696,985)
(16,145,440)
Preferred Stock Dividends                      (2,036,960)
(1,823,895)
Redemption of Capital Stock                       (77,465)
(97,533)
Receipt of Contingent Sale Price
  for Subsidiary Sold to Related Party            249,721
                                               ----------     -------
------

Net Cash Provided By (Used In)
  Financing Activities                        (51,613,082)
10,878,085
                                              -----------    --------
-----

Net Decrease in Cash and
  Cash Equivalents                            (15,080,505)
(12,702,301)
Cash and Cash Equivalents at Beginning
  of Period                                    35,226,746
32,798,627
                                             ------------    --------
-----

Cash and Cash Equivalents at End
  of Period                                  $ 20,146,241    $
20,096,326
                                            =============
============

The   accompanying   notes   are   an  integral   part   of   the   consolidated
financial                                                            statements.

                METROPOLITAN MORTGAGE & SECURITIES CO., INC.
              NOTES   TO   CONSOLIDATED  CONDENSED  FINANCIAL
STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations for the three and six months ended March 31, 1997 and 1996 and the changes in cash flows for the six months ended March 31, 1997 and 1996. The results of operations for the six month period ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1996 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1996 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $29,000,000 at March 31, 1997 and $26,500,000 at September 30, 1996.

3.   The  Company had no outstanding legal proceedings  other
     than   normal  proceedings  associated  with  receivable
     foreclosures, and/or the general business activities of the Company.

4. Certain amounts in the prior year's consolidated condensed financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

5. In November 1996, Metropolitan Mortgage & Securities Co., Inc. (Metropolitan or the Company) and its subsidiary Western United Life Assurance Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., an affiliated company. Approximately $126.7 million of receivables, with $115.5 million provided by Metropolitan and WULA, were sold in a securitization transaction with proceeds, after costs, of approximately $121.1 million, of which $110.4 million was allocated to Metropolitan and WULA. With an amortized carrying value of approximately $101.5 million in the receivables sold in the securitization, Metropolitan and WULA recorded approximately $8.9 million in pre-tax gains from their portion of the sale. Metropolitan Asset Funding, Inc. sold approximately $113.4 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold to the public, approximately $13.3 million in subordinate class certificates and residual class certificates were returned to the various co-sellers of the receivables included in the securitization. Metropolitan and WULA received approximately $101.6 million, after costs, from the securitization and received approximately $12.0 million (estimated fair value) in subordinate class and residual class certificates. As an economic hedge for this receivable securitization sale, the Company had previously sold short approximately $128 million of U.S. Treasury securities of varying maturities. Concurrent with the completion of the securitization transaction, the Company purchased and delivered the borrowed securities. The Company lost approximately $2.5 million on this short sale. Thereby from an economic standpoint, the Company realized an approximate $6.4 million in pre-tax gains on the securitization sale.

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

7. In 1995, the Company sold its wholly owned subsidiary, Old Standard Life Insurance Company (OSL) to Summit Securities, Inc. (Summit), an affiliated company through common control. In connection with the purchase, Summit agreed to pay a contingent purchase price consideration to Metropolitan based upon the future earnings of OSL. During the quarter ended March 31, 1997, the Company received approximately $250,000 of contingent purchase price from Summit. Due to the affiliated nature of these companies, payment was recorded an increase in retained earnings.

8. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

       The discussions may contain some forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Significant Transactions:

      In November 1996, Metropolitan Mortgage & Securities Co., Inc. (Metropolitan or the Company) and its subsidiary Western United Life Assurance Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., an affiliated company. Approximately $126.7 million of receivables, with $115.5 million provided by Metropolitan and WULA, were sold in a securitization transaction with proceeds, after costs, of approximately $121.1 million, which $110.4 million was allocated to Metropolitan and WULA. With an amortized carrying value of approximately $101.5 million in the receivables sold in the securitization, Metropolitan and WULA recorded approximately $8.9 million in pre-tax gains from their portion of the sale. Metropolitan Asset Funding, Inc. sold approximately $113.4 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold to the public, approximately $13.3 million in support class certificates and residual class certificates were returned to the various co-sellers of the receivables included in the securitization. Metropolitan and WULA received approximately $101.6 million, after costs, from the securitization and received approximately $12.0 million (estimated fair value) in support class and residual class certificates. As an economic hedge for this receivable securitization sale, the Company had previously sold short approximately $128 million of U.S. Treasury securities of varying maturities. Concurrent with the completion of the securitization transaction, the Company purchased and delivered the borrowed securities. The Company lost approximately $2.5 million on this short sale. Thereby from an economic standpoint, the Company realized an approximate $6.4 million in pre-tax gains on the securitization sale.

      On January 31, 1995, the Company concluded an agreement with Summit Securities, Inc. (Summit), whereby it sold Metropolitan Investment Securities, Inc. (MIS) to Summit, at a sale price of $288,950, which approximated the current book value of MIS at date of sale. On May 31, 1995, the Company concluded an agreement with Summit, whereby it sold Old Standard Life Insurance Company (OSL) to Summit effective May 31, 1995, at a sale price of $2,722,000, which approximated the current book value of OSL at date of sale, with future contingency payments based on earnings of OSL. The sales price plus estimated future contingency payments approximates the actuarial appraised valuation of OSL. During the three months ended March 31, 1997, the Company received approximately $250,000 of contingent consideration from Summit.

      On February 21, 1997, WULA entered into a reinsurance agreement with OSL, whereby WULA agreed to reinsure 75% of certain single premium deferred annuity contracts. The amount of deferred annuity contracts coinsured with OSL totaled approximately $8.2 million at March 31, 1997. Financial Condition and Liquidity:

      As of March 31, 1997, the Company had cash or cash equivalents of $20.1 million and liquid investments (trading or available-for-sale securities) of $76.0 million compared to $63.2 million in cash and cash equivalents and $56.7 million in liquid investments at December 31, 1996 and $35.2 million in cash and cash equivalents and $38.6 million in liquid investments at September 30, 1996. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. At March 31, 1997, total cash and investments, including restricted cash and held-to-maturity securities, were $218.9 million as compared to $332.7 million at September 30, 1996. During the six month period ended March 31, 1997, the Company used approximately $108.2 million in its operating activities including $132.7 million to close the previously described short sale of U.S. Treasury securities. Funds provided by investing activities of $144.7 million resulted primarily from changes in restricted cash of $132.7 million, sale proceeds and collections of receivables of $240.0 million, investment maturities of $11.1 million, real estate sales proceeds of $3.1 million and proceeds from investment securities of $1.3 million being offset by new receivable acquisitions of $185.3 million, purchase of investment securities of $46.1 million, addition to real estate held of $10.9 million and other capital expenditures of $1.1 million. Funds used in financing activities of $51.6 million, which included a $1.0 million net cash inflow from preferred stock sales less redemptions, were used primarily to payoff short-term borrowings of $25.5 million, finance a net cash outflow of $18.2 million in life and annuity products, finance a net cash outflow of $5.1 million in debenture bonds, repayments to banks and others of $2.0 million and payment of preferred stock dividends of $2.0 million.

     The receivable portfolio totaled $720.7 million at March 31, 1997 compared to $703.2 million December 31, 1996 and $758.4 million at September 30, 1996. During the six months ended March 31, 1997, the decrease primarily resulted from the acquisition of receivables totaling $185.3 million plus an additional $11.0 million in loans to facilitate the sale of real estate being totally offset by principal collections on receivables of $67.8 million, reduction for the cost basis of receivables sold of $160.7 million and reductions due to foreclosed receivables of approximately $5.4 million.

      Real estate held for sale and development decreased to $82.2 million at March 31, 1997 from $84.2 million at December 31, 1996 and $84.3 million at September 30, 1996. For the six months ended March 31, 1997, real estate additions of $16.8 million, including $5.9 million of foreclosed receivables, which were offset by costs of real estate sold of $15.1 million, depreciation of $2.2 million and charge-offs to the allowance for losses of $1.5 million.

      Life insurance and annuity policy reserves increased $4.9 million during the six months ended March 31, 1997 to approximately $842.3 million from $837.4 million at September 30, 1996. This increase resulted from credited earnings of $23.2 million offset by a $18.2 million of cash outflow as receipts from sales of new life and annuity products of $36.3 million were exceeded by withdrawals of $54.5 million from existing policies. Net debenture bonds outstanding decreased by $8.7 million to $183.5 million at March 31, 1997 from $192.2 million at September 30, 1996. Net cash inflow from issuance less maturities of debentures was approximately $5.1 million plus an additional $3.6 million decrease in credited interest held. Additionally, the Company had cash flow, net of redemptions, of approximately $1.0 million from the sale of preferred stock and reinvestment of preferred stock dividends during the six months ended March 31, 1997. During the six month period ended March 31, 1997, the Company decreased the portion of its other debt payable represented by short term borrowings by $25.5 million to an approximate outstanding amount of $10.0 million on March 31, 1997.

      Total assets decreased by $149.9 million to $1,132.8 million at March 31, 1997 from $1,282.7 million at September 30, 1996. At March 31, 1997, the Company had net unrealized losses on securities available-for-sale in the amount of $543,000 as compared to unrealized losses of $1.0 million at September 30, 1996. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.

Results of Operations:

       The Company recorded net income before preferred dividends for the six months ended March 31, 1997 of $5,001,000 compared to $1,437,000 in the prior year's period. Comparing the current year's six month period with the prior year's similar period, increases in gains from sales of receivables, increases in other fees and commission revenues, a reduction in the provision for losses on real estate assets and a reduction in commission expense were only partially offset by a reduction in the net interest spread, increased losses from the sale of real estate, increased losses from the sale of investment securities, increases in salaries, benefits and other operating expenses and related provision for income taxes.

      For the six month period ended March 31, 1997, the Company reported a positive spread on its interest sensitive assets and liabilities of $13.5 million as compared to $14.3 million in the prior year's period. The reduction was primarily the result of a reduction in the receivable portfolio due to the securitization sale in November 1996. While there has been some contraction in portfolio investment earnings rates in the current year's period as new investment yields are slightly lower than previous investments, the Company has also experienced reduced renewal rates on some of its life and annuity policies. Currently, the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally, the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates and thus a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities reprice faster than its assets.

      During the six months ended March 31, 1997, the Company realized net losses from the sale of investments of $2.1 million compared to net gains of $24,000 in the prior year's period. The current period loss was primarily the result of a short sale of U.S. Treasury securities. The short sale was used by the Company as an economic hedge of its receivable securitization in November 1996. Additionally, in the current year's period, the Company realized gains of $11.5 million from the sale of approximately $160.7 million of receivable investments, while in the prior year, sales of approximately $17.2 million of receivable investments produced realized gains of $1.1 million. The Company realized losses of $1.0 million on sales of $14.2 million of real estate in the current year's period compared to net gains of $762,000 on sales of $23.3 million in the prior year. Significant in the current year compared to the prior year had been the result of the Company's timeshare sales at its resort in Hawaii. In the current year, the Company has recorded timeshare sales of approximately $7.0 million with losses of $1.6 million as compared to sales of $11.9 million and losses of $.7 million in the prior year. The Company expects future timeshare operations to improve as an off-site sales office has been closed which should reduce operating expenses and the Company's selling agent has replaced the project and sales managers. The Company anticipates that these changes will improve the results from timeshare operations in the future. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities.

      In the six months ended March 31, 1997, the Company recorded other fees and commission revenues of $2.4 million as compared to $1.5 million in the prior year. The increase in the current year is primarily the result of net servicing revenues related to the receivable securitizations.

     In the six months ended March 31, 1997, the Company made provisions for losses on receivables and real estate assets of approximately $2.0 million as compared to $2.3 million in the prior year's period. The decreased provision in the current year is the result of the decrease in the receivable portfolio and the real estate asset portfolio. The Company has experienced a slight increase in receivable delinquency rates, however, a stable to improving real estate market has offset the effects of the delinquency rate increases.

      In comparing the three months ended March 31, 1997 with the prior year's similar period, net income was $1.1 million on revenues of $33.8 million as compared to net income of $1.1 million on revenues of $38.0 million. The reduction in revenues was primarily the result of a $5.4 million reduction in real estate sales, with sales of $7.3 million in 1997 as compared to $12.7 million in 1996, being partially offset by increased gains on the sale of receivables of approximately $661,000 and increased revenues from fees, commissions, service and other income of approximately $416,000.

      Net income for the comparative three months was almost identical as improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, (2) an increase in overall gains from the sale of receivables and investments, and (3) an increase in fees, commissions and service income were totally offset by (1) increased losses on the sale of real estate, (2) an increase in the provision for loss on real estate assets, (3) a net increase in expenses, including salaries, commissions, operating expenses and deferred acquisition expenses.

      For the three months ended March 31, 1997, the net interest spread was $7.5 million compared to $7.4 million in the prior year's similar period. The increase of only $100,000 was primarily the result of the timing of the
reinvestment   of  the  proceeds  from  its   November   1996
receivable securitization.

      During the three months ended March 31, 1997, the Company recorded gains on the sale of investments of $44,000 and $1.7 million on the sale of receivables. In the prior year, the Company recorded gains on the sale of investments of $21,000 and $761,000 on the sale of receivables. Receivable sales in 1997 were approximately $51 million as compared to $15 million in 1996.

      During the three months ended March 31, 1997, the Company generated approximately $1.2 million of fee revenues as compared to $761,000 in the prior year. The increase is primarily service fee income associated with the two securitizations which the Company participated in during May 1996 and November 1996.

     The Company realized losses of $400,000 on sales of $7.3 million of real estate in the current year's three month period as compared to gains of $600,000 on sales of $12.7 million of real estate in the prior year's period. The Company continues to actively sell its real estate in order to return the investment to an earning asset and reduce operating expenses associated with the holding of real estate. Included in the current year were approximately $800,000 in losses on sales of approximately $3.2 million in timeshare sales, while the prior year included losses of $600,000 on sales of $5.6 million.

     In conjunction with the Company's evaluation of its real estate assets, the Company provided for loss on these assets of $1.4 million in the current year's three month period as compared to $1.3 million in the prior year.

New Accounting Rules:

       In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company applied this new statement effective January 1, 1997, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

      In February 1997, Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe that the application of this standard will have a material effect on the presentation of its earnings per share disclosures.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          a). On February 24, 1997 the annual meeting to the stockholders was convened.
          b). The meeting included the election of the following
               directors:
               C. Paul Sandifur, Jr.
               Bruce J. Blohowiak
               Harold W. Erfurth
               Irv Marcus
               Charles Stolz
               Reuel Swanson
               John Trimble
               Neal Fosseen, Honoray Director

          c). There were no other matters voted upon at the meeting

          d).  N/A

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a).  Exhibits

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

                           4(k).      Form  of  Statement  of
                Rights,   Designations  and  Preferences   of
                variable  rate  cumulative  Preferred  Stock,
                Series E-6.

                              11.     Statement    Indicating
                Computation  of  Per-Share  Earnings.    (SEE
                "CONSOLIDATED FINANCIAL STATEMENTS".)

                          *27. Financial Data Schedule

          b). There have been no reports on Form 8-K filed during the quarter which this report is filed.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     METROPOLITAN MORTGAGE & SECURITIES CO.,
INC.
                                   (Registrant)


                          /s/STEVEN CROOKS

Date May 20, 1997
                         ------------------------------------
---------
                            Steven Crooks
                            Vice President
                            Principal Financial Officer