Form 10-K405/A
period 1996-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1997-06-18
CIK 65384

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       AMENDMENT NO. 1 TO
                            FORM 10-K

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

_________________________________________________________________
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The voting stock of the registrant is not traded on any exchange, therefore there is no established market value. The aggregate market value of the stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock, as of any date within 60 days prior to the date of filing because there have been no sales of the Common Stock within sixty days prior to the date of filing.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1997.

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

Metwest:    Metwest  Mortgage Services,  Inc.,  a  subsidiary  of
Metropolitan.

Preferred  Stock:   Where this term is capitalized, it refers  to
the Series E-7 Preferred Stock being offered herein. Where it is not capitalized, it refers to preferred stock of Metropolitan generally.

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

Summit:   Summit Securities, Inc.

MIS:   Metropolitan Investment Securities, Inc.

Summit PD:   Summit Property Development, Inc.

Old Standard:   Old Standard Life Insurance Company.

                      ORGANIZATIONAL CHART
          METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                    (as of December 31, 1996)
_____________________________________|___________________________
_
          |                          |             |
         100%                        |            96.5%*
       Metwest                       |          Consumers
      Mortgage                       |            Group
     Services, Inc.                  |           Holding
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

*  The  remaining 3.5% of Consumers Group Holding  Co.,  Inc.  is
owned   by   Summit.   See  "CERTAIN  RELATIONSHIPS   &   RELATED
TRANSACTIONS"

                            BUSINESS
OVERVIEW

      Metropolitan was established in 1953. Through growth and acquisitions, it has developed into a diversified institution, with assets exceeding one billion dollars. Its subsidiaries include an annuity and life insurance company, Western United, and a Receivable servicer and loan originator, Metwest.

      The  Consolidated  Group's principal business  activity  is investing in Receivables. The Receivables primarily consist of real estate contracts and promissory notes collateralized by liens on real estate. The Consolidated Group predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing. This market is commonly
referred  to  as  the non conventional or "B/C" market.   Because
borrowers in this market generally have blemished credit records, underwriting practices focus more strongly on the collateral value as the ultimate source for repayment. This contrasts to the conventional or "A" credit market which focuses on borrowers
with   stronger   credit   records.    See   "BUSINESS-Receivable
Investments.   In addition to investing in existing  Receivables,
the Consolidated Group began originating "B/C" loans during late fiscal 1996 through Metwest. See "BUSINESS-Receivable Investments-
Loan  Originations".   Metropolitan  and  its  subsidiaries  also
acquire other types of Receivables, including but not limited  to
lottery  prizes,  structured  settlements  and  annuities.    See
"BUSINESS-Receivable      Investments-Lotteries,       Structured
Settlements & Annuities"

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

RECEIVABLE INVESTMENTS

Introduction

         Metropolitan has been investing in Receivables for its own account for over forty years. Metropolitan also provides Receivable acquisition and underwriting services to its subsidiary, Western United, and to Old Standard, Summit and Arizona Life. See "BUSINESS-Receivable Investments-Management & Acquisition Services" & "CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS". The evaluation, underwriting, and closing is performed at Metropolitan's headquarters in Spokane, Washington. The following information describes the Consolidated Group's Receivable acquisition and underwriting procedures as of the date of this prospectus. These practices may be amended, supplemented and changed at any time at the discretion of the Consolidated Group.

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

     Receivable servicing and collections:

        Metwest performs all Receivable servicing and collections for itself, Metropolitan, Western United, the aforementioned affiliates and for others. See "BUSINESS-Receivable Investments-Servicing & Collection" & "CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS".

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

     1)   Centralization of acquisition activities:

          Currently, the Receivable brokers contact one of Metropolitan's branch offices to submit the Receivable for evaluation. During the first two quarters of fiscal 1997, Metropolitan plans to close all of its branch offices and in turn plans to expand the Receivable acquisition staff at its home office in Spokane Washington, which will be called the Contract Negotiation Center. This change is being made to decrease contract acquisition costs, as branch offices are no longer necessary for identification of appropriate contracts to acquire due to existing contracts with brokers; to increase the closing speed due to the ability to centralize the acquisition decisions, and to further decrease acquisitions costs through, the use of technological advances including the newly developed BrokerNet software.

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

       Currently, the principal incentive programs are the wholesale pricing program and the Premier Broker Program. The wholesale pricing program requires that brokers pay the cost of the Receivable's title policy and appraisal. In return, Metropolitan reduces its yield requirement (currently by .25%). Through the Premier Broker program, Metropolitan pays volume brokers a bonus for every $250,000 in closed Receivable acquisitions. For Brokers whose volume exceeds one million annually, Metropolitan reduces its yield requirement (currently by .25%) for all future acquisitions from the qualifying premier broker. Both of these programs are designed to provide an incentive to the volume broker to submit their Receivable to Metropolitan. Volume brokers are often efficient in the Receivable packaging and submission, which can result in a lower acquisition processing cost.

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

GRAPH SHOWING MAP OF THE UNITED STATES AND DISTRIBUTION OF RECEIVABL E INVESTMENTS BY STATE:

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

                       Number of              Carrying     Delinquent   Non        Number of
Description            Receivable  Interest   Amount of    Principal    Accrual    Non Accrual
                       s           Rates      Receivables  Amount       Principal  Receivables
                                                                        Amount

RESIDENTIAL                        Principal
                                   ly
First Mortgage >            738       6%-13%   $108,873,69  $ 5,687,601          $         7
$100,000                                                 7               1,548,124
First Mortgage >          2,500       6%-13%   161,285,463    7,443,607         --        --
$50,000
First Mortgage <         13,568       6%-13%   261,018,755    9,129,035         --        --
$50,000
Second or Lower >             1         7.5%       243,213           --         --        --
$100,000
Second or Lower >             6       9%-10%       384,654           --         --        --
$50,000
Second or Lower <           358       6%-13%     3,487,974      191,504         --        --
$50,000
COMMERCIAL
First Mortgage >            248       6%-13%    52,072,095    1,248,896         --        --
$100,000
First Mortgage >            252       6%-13%    18,218,639      500,571         --        --
$50,000
First Mortgage <            447       6%-13%    11,837,475      107,111         --        --
$50,000
Second or Lower >             4     9%-10.5%     1,564,708           --         --        --
$100,000
Second or Lower>              3      8%-9.5%       204,917           --         --        --
$50,000
Second or Lower <             9       8%-11%       192,717           --         --        --
$50,000
FARM, LAND AND OTHER
First Mortgage >             67       8%-12%    14,551,734    1,101,876  1,101,876         2
$100,000
First Mortgage >            151       6%-13%     9,697,972      220,731         --        --
$50,000
First Mortgage <          2,178       6%-13%    36,929,717      841,020         --        --
$50,000
Second or Lower >             1          14%       100,000           --         --        --
$100,000
Second or Lower>              2       9%-10%       164,743           --         --        --
$50,000
Second or Lower <            40       9%-12%       349,674       28,048         --        --
$50,000

Unrealized discounts,
net of unamortized
acquisition costs, on
receivables purchased                          (38,607,376
at a discount                                            )

Accrued Interest                                 8,362,559
Receivables                                    -----------  -----------  ---------  --------
                                                        --            -         --        --
CARRYING VALUE                                 $650,933,33  $26,500,000  $2,642,00
                                                         0  ===========          0
                                               ===========               =========
                                                         =                       =


The contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:


                           Residential     Commercial      Farm, Land,     Total
                           Principal       Principal       Other           Principal
                                                           Principal
                           ------------    --------------  --------------  --------------
                                           ------          ----            --
October 1996 - September     $ 43,589,264     $10,647,400     $10,083,453     $ 64,320,117
1999
October 1999 - September       50,673,223      10,160,940       8,005,953       68,840,116
2001
October 2001 - September       53,408,352       8,270,489       5,145,528       66,824,369
2003
October 2003 - September       62,945,018      15,076,814      10,890,593       88,912,425
2006
October 2006 - September      100,196,799      13,896,939      13,898,207      127,991,945
2011
October 2011 - September       72,017,732       7,719,548       6,273,944       86,011,224
2016
October 2016 - Thereafter     152,463,368      18,318,421       7,496,162      178,277,951
                              -----------      ----------      ----------      -----------
                             $535,293,756     $84,090,551     $61,793,840     $681,178,147
                             ============     ===========     ===========     ============


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


                       Number of   Interes  Maturity  Carrying     Delinquen Non        Number of
Description            Receivable  t Rates  Dates     Amount of    t         Accrual    Non
                       s                              Receivables  Principal Principal  Accrual
                                                                   Amount    Amount     Receivable
                                                                                        s
RESIDENTIAL                        Principally
First Mortgage >            582      7%-14%    1995-            $  $2,842,17   $ 642,384      3
$100,000                                        2025   87,229,481          8
First Mortgage >          2,032      7%-14%    1995-  136,531,451  3,675,440          --     --
$50,000                                         2025
First Mortgage <         13,770      7%-14%    1995-  279,102,436  7,619,058          --     --
$50,000                                         2025
Second or Lower >             3      7%-11%    2005-      686,087    339,801          --     --
$100,000                                        2018
Second or Lower >            11      8%-12%    2002-      672,012    166,846          --     --
$50,000                                         2017
Second or Lower <           313      7%-14%    1995-    4,123,093     73,302          --     --
$50,000                                         2025
COMMERCIAL
First Mortgage >            175      7%-14%    1995-   35,889,341    741,083          --     --
$100,000                                        2025
First Mortgage >            194      7%-14%    1995-   13,948,069    295,408          --     --
$50,000                                         2025
First Mortgage <            354      7%-14%    1995-    8,967,314    131,197          --     --
$50,000                                         2025
Second or Lower >             3       7%-9%    2010-      852,197         --          --     --
$100,000                                        2025
Second or Lower>              4       8%-9%    2000-      281,043         --          --     --
$50,000                                         2016
Second or Lower <             5      8%-10%    1997-       63,809         --          --     --
$50,000                                         2000
FARM, LAND AND OTHER
First Mortgage >             54      7%-10%    1995-   12,173,717  1,026,615     226,116      1
$100,000                                        2025
First Mortgage >            104      8%-11%    1995-    6,865,287         --          --     --
$50,000                                         2025
First Mortgage <          1,948      7%-14%    1995-   29,093,311    554,713          --     --
$50,000                                         2025
Second or Lower >             1          6%     2009      336,544         --          --     --
$100,000
Second or Lower>              2       7%-9%    2005-      153,066         --          --     --
$50,000                                         2020
Second or Lower <            53      9%-12%    1996-      544,695     34,359          --     --
$50,000                                         2022

Unrealized discounts,
net of unamortized
acquisition costs, on
receivables purchased                                 (37,354,378         --          --     --
at a discount                                                   )

Accrued Interest
Receivables                                             7,335,039         --         --      --
                                                      -----------  ---------   --------  ------
CARRYING VALUE                                        $587,493,61  $17,500,0   $868,500
                                                                4         00   ========
                                                      ===========  =========
                                                                =          =

      The following tables present certain statistical information about the Consolidated Group's Receivable investment activity during the three fiscal years ended September 30, 1996.

                                                 Year Ended or at September 30
                                                     -----------------
------------
                                                       1996
1995      1994
                                                     --------------
---------------
                                                           (Dollars
in thousands)
DISCOUNTED REAL ESTATE RECEIVABLES
PURCHASED DURING PERIOD
         Number.....................                             4,969
4,130         2,906
    Average  Face  Amount........                      $      52      $
45      $     52
                                                    -------      ------
-        -------
       Face     Amount...............                          $256,486
$187,305     $150,709
   Unrealized Discounts, Net of
         Acquisition    Costs.......                           (24,718)
(15,338)      (21,186)
   Underlying Obligations
         Assumed    (1).............                            (3,634)
(527)         (191)
                                                   --------     -------
-      --------
                                                               $228,134
$171,440                                $129,332
                                                               ========
========                                ========
DISCOUNTED REAL ESTATE RECEIVABLES
   OUTSTANDING AT END OF PERIOD
    Number.....................                       13,358       13,4
36         13,994
                                                   --------     -------
-      --------
       Face     Amount................                         $548,538
$505,441     $502,314
   Unrealized Discounts, Net
   of Unamortized Acquisition
         Costs...................                              (38,607)
(37,354)      (46,989)
                                                   --------    --------
--------
       Net     Balance................                         $509,931
$468,087      $455,325
                                                               ========
========                                ========
TOTAL REAL ESTATE RECEIVABLES
   OUTSTANDING AT END OF PERIOD (2)
         Number.....................                             20,573
19,608        18,820
                                                   --------     -------
-      --------
   Face Amount Discounted
           Receivables.............                            $548,538
$505,441      $502,314
   Face Amount Non-Discounted
           Receivables............                              132,641
112,072       104,011
                                                   --------     -------
-      --------
      Total    Outstanding    Receivables                       681,179
617,513       606,325

   Unrealized Discounts, Net of
        Unamortized    Acquisition   Costs                     (38,607)
(37,354)      (46,989)
      Accrued    Interest   Receivable                            8,361
7,335         7,920
                                                    --------    -------
-       --------
       Net     Balance................                         $650,933
$587,494      $567,256
                                                               ========
========      ========
Average Net Balance per
   Receivable (Excluding
       Accrued    Interest)                                       $31.2
$29.6                                      $29.7

Average Annual Yield on


    Discounted Receivables (3)                           11.9%      12.
8%          13.6%

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

     The following table outlines the Consolidated Group's changes in the allowance for losses on real estate assets:

                                   1996            1995           1994
Beginning Balance             $ 8,116,065     $9,108,383    $10,598,491
Provisions                      6,360,072      4,174,644      5,533,193
Charge-Offs                    (4,283,553)    (5,166,962)    (7,023,301)
                               ----------     ----------     ----------
Ending Balance                $10,192,584     $8,116,065    $ 9,108,383
                               ==========    ==========      ==========
Percentage of Ending
Balance of Allowances
to Outstanding
Real Estate Assets                    1.4%           1.2%           1.4%
                                     ====           ====           ====

Ratio of Net Charge-Offs
to Average Real Estate
Assets Outstanding
During the Period                     0.6%           0.8%           1.1%
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


      In the case of Western United, beginning in 1994, the yield requirement established by Western United is guaranteed by Metropolitan, and an intercompany reserve is established to support the guarantee. Because of the guarantee, and the corresponding decrease in risk, Western United's stated yield requirement is relatively lower than the other companies. The reserve established in 1996 on purchases of $327.6 million, including origination expenses, net of purchase discount was $12.54 million. Metropolitan remains liable to Western United for any losses in excess of the reserve. While this charge has the effect of reducing the Receivable yield of the insurance subsidiary, there is a corresponding positive effect on Metropolitan. With the elimination of these intercompany guarantees and yield adjustments in consolidation, the yields recognized by the Consolidated Group are the same as though there were no guarantee or yield adjustments.


        The acquisition fees are amortized into Metropolitan's income, over the same period and in the same amount as they are amortized into expenses by the insurance subsidiary. During 1996, 1995 and 1994, Metropolitan charged Western United fees of approximately $29.4 million, $14.6 million and $12.8 million, respectively. The 1996, 1995 and 1994 charge was before loss reserves of $12.54 million, $6.95 million and $4.75 million, respectively. Underwriting fees charged to Summit, Old Standard and Arizona Life are recognized as revenues when the related fees are charged to those companies. During 1996, Metropolitan charged Summit, Old Standard and Arizona Life fees of $310,000, $1,032,000 and $22,000, respectively. The service agreements with Western United has no effect upon the consolidated financial results of the Consolidated Group. The service agreement with companies outside the Consolidated Group, including Summit, Old Standard and

Arizona  Life provided fee income to Metropolitan.  See  "CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS"


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

Life Insurance

        Approximately 1.8% of Western United's statutory premiums are derived from the sale of interest sensitive whole life insurance and term life insurance policies. As of September 30, 1996, the face amount of life insurance policies written and outstanding, totaled $295,692,000, net of amounts ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience (i.e. the frequency of claims resulting from deaths of policyholders). Although Western United's mortality rates to date have been substantially lower than expected, higher credited interest rates and higher issuing expenses combined with low volume have resulted in lower profits than those experienced with its annuity products.


         The following table sets forth certain key financial information regarding the Company's insurance subsidiaries. The information includes Western United for all periods and Old Standard through May 31, 1995, the date on which it was sold.


                                             Year Ended at September 30,
                                                          ----------------
-----------
                                                     1996             1995
1994
                                                   --------         --------
--------
                                                             (Dollars in
thousands)
Insurance In Force
        Individual   Life                               $     354,371
$373,573       $398,837
     Less Ceded to other
        Companies                                   (58,679)         (62,906)
(69,311)
                                                 ----------        -------
-        --------
                                                      $       295,692
$310,667       $326,526
                                                           ==========
========       ========
Life Insurance Premiums                          $    3,355         $
3,365       $  3,346
Less Ceded Premiums                                    (355)            (365)
(388)
                                                 ----------         ------
--       --------
Net Life Insurance Premiums                      $    3,000         $
3,000       $  2,958
                                                           ==========
========       ========
Net Investment Income                            $   65,561         $
64,970       $ 65,944
                                                           ==========
========       ========
Benefits, Claim Losses and
     Settlement Expenses                         $   48,301         $
45,484       $ 41,919
                                                           ==========
========       ========
Deferred Policy Acquisition
     Costs                                       $   71,933         $
71,131       $ 71,075
                                                 ==========         ========
========
Reserves for Future Policy
     Benefits, Losses,
     Claims and Loss Expenses                    $  837,366         $781,716
$744,645
                                                 ==========         ========
========
Total Assets                                     $1,128,237         $922,556
$924,822
                                                 ==========         ========
========
Capital and Surplus                              $   81,606         $ 78,827
$ 77,142
                                                 ==========         ========
========




   The life insurance subsidiaries of the Consolidated Group are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles
(GAAP). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 1996, 1995 and 1994, respectively, is as follows:

                                  1996        1995       1994
[S]                            [C]         [C]        [C]
Net Income - GAAP
                               $3,076,252  $2,717,89  $8,449,317
                                           3
Adjustments to reconcile:
  Deferred policy acquisition
costs                          (774,906)   (807,667)  85,324
   State  insurance  guaranty
fund                           257,686     105,753    (313,660)
    Annuity   reserves    and
benefits                       (304,688)   (5,759,00  218,975
                                           9)
   Capital  gains   and   IMR
amortization                   336,258     3,790,892  (4,132,940
                                                      )
 Allowance for losses
                               3,046,274   1,923,161  4,368,159
 Federal income taxes
                               1,587,522   1,154,586  3,930,215
 Other
                               (39)        (458,943)  (61,320)
                                ---------   --------    --------
                               -           --         --
Total                                                 $12,544,07
                               $7,224,359  $2,666,66  0
                                           6          ==========
                               ==========             =
                                           =========
                                           =


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

SECURITIES INVESTMENTS

     At September 30, 1996, 1995 and 1994, 94.3%, 96.8% and 99.3%
of the Consolidated Group's securities investments were held by Western United.

      The following table outlines the nature and carrying value of securities investments held by Western United at September 30, 1996:

                                            Available        Held  To
Total
                                            For Sale      Maturity
                                           Portfolio       Portfolio
                                           ----------      --------      -
-------  --------
                                            (Dollars in Thousands)

Total  Amount                                $   31,209      $122,768
$153,997   100.0%
                                             ==========      ========
========   ======
%Invested in:
       Fixed  Income                          $   31,205     $122,768
$153,973   100.0%
       Equities                                       4            --
4    0.0%
                                            ----------     --------      -
-------   ------
                                             $    31,209     $122,768
$153,977   100.0%
                                             ==========      ========
========   ======
% Fixed Income:
       Taxable                                $   31,205     $122,768
$153,973   100.0%
       Non-taxable                                    -             -
-     0.0%
                                            ----------     --------      -
-------   ------
                                             $    31,205     $122,768
$153,973   100.0%
                                             ==========      ========
========   ======
% Taxable:
      Government/
      Agency                                $    8,480      $ 58,025     $
66,505    43.2%
       Corporate                                 22,725        64,743
87,468    56.8%
                                            ----------      --------     -
-------   ------
                                             $   31,205      $122,768
$153,973   100.0%
                                             ==========      ========
========    =====
% Corporate Bonds:
          AAA   $                                  709      $ 39,700     $
40,409    46.2%
           AA                                     1,989         4,030
6,019     6.9%
           A                                     13,817         7,494
21,311    24.4%
           BBB                                    1,925           997
2,922     3.3%
           Below Investment Grade                 4,285        12,522
16,807    19.2%
                                            ----------      --------     -
-------   ------
                                            $   22,725      $ 64,743     $
87,468   100.0%
                                             ==========      ========
========   ======
% Corporate:
      Mortgage-backed                       $    4,285      $ 44,688     $
48,973    56.0%
       Asset-backed                                  --         3,009
3,009     3.4%
         Finance                                      8,560           9,543
18,103    20.7%
       Industrial                                  6,913          2,514
9,427    10.8%
       Utility                                    2,967         4,989
7,956     9.1%
                                              ----------     --------
--------    -----
                                            $   22,725      $ 64,743     $
87,468    100.0%
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

      The following table presents information about the debt securities issued by the Consolidated Group:

                                                                As of
September 30
                                                      1996          1995
1994
                                                   --------        -------
-        -------
                                                             (Dollars in
Thousands)
Principal Amount
     Outstanding                                   $163,034        $176,815
$172,666

Compound and Accrued
     Interest                                        29,140          24,497
26,711


                                                   --------       ---------
--------
TOTAL                                              $192,174        $201,312
$199,377
                                                   ========       =========
========
Weighted Average
     Interest Rate                                     8.18%           8.24%
8.43%
                                                   ========       =========
========
Range of Interest
     Rates                                          5% - 11%        5% - 11%
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

      The following table summarizes Metropolitan's anticipated annual cash principal and interest obligations on debentures, other debt payable and anticipated annual cash dividend requirements on preferred stock for the indicated periods based on outstanding debt and securities at September 30, 1996, assuming no reinvestments of maturing debentures:


                                          Debenture             Other
Preferred
Fiscal Year Ending                    Bonds          Debt            Stock
September 30,                                       Payable        Dividends
Total
------------------                 ----------    -----------       -------
----    ---------
                                                     (In Thousands of
Dollars)

        1997                              $   50,030          $37,023
$4,207        $ 91,260
         1998                                52,163               710
4,207          57,080
         1999                                41,335               242
4,207          45,784
         2000                                40,408               137
4,207          44,752
         2001                                 5,877               187
4,207          10,271
                                     -------        -------         -------        --------
                                         $189,813             $38,299
$21,035        $249,147
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

                                                    FOR THE YEARS
ENDED
                                                        SEPTEMBER
30,
                                 --------------------------------
--------------
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

      The following table presents additional information about the Consolidated Group's investments in and sales of real estate held for sale and development:


                                            Year Ended or at September 30,
                                             -----------------------------
REAL ESTATE HELD FOR                         1996        1995       1994
SALE AND DEVELOPMENT                       ---------   ----------  -------
                                                 (Dollars in Thousands)
     Investment Property Held For
       Sale and Development                $48,175     $53,101    $37,729
     Real Estate Acquired in
       Satisfaction of Debt and
       Foreclosures in Process              36,158       38,00   4 39,037
                                          --------    --------   --------
     Net Balance                           $84,333     $91,105    $76,766
                                          ========    ========   ========
SUMMARY OF CHANGES
     Balance at Beginning of Year          $91,105     $76,766    $76,269
     Additions and Improvements:
       Condominiums                         18,795      26,276     19,563
       Repossessed & Development
         Real Estate                        21,392      24,644     19,950
       Transfer from Fixed and Other
         Assets                                 --       1,599        259
       Depreciation                         (3,048)     (1,731)      (778)
     Cost of Real Estate Sold:
       Condominium Units                   (23,531)    (22,674)   (17,909)
       Real Estate                         (20,380)    (13,775)   (20,588)
                                          --------     -------   --------
     Balance at End of Year                $84,333     $91,105    $76,766
                                          ========     =======   ========
GAIN (LOSS) ON SALE OF REAL ESTATE
     Condominiums:
       Sales                               $22,799      23,621   $17,643
       Unit Costs                           (8,051)     (7,676)   (7,171)
       Associated Selling Costs            (15,480)    (14,998)  (10,738)
                                          --------     -------  --------
     Condominium - Gain (Loss)                (732)        947      (266)
                                          --------     -------  --------
     Real Estate:
       Sales                                22,849      15,767     22,381
       Equity Basis                        (20,380)    (13,775)   (20,588)
                                          --------     -------   --------
       Real Estate - Gain                    2,469       1,992      1,793
                                          --------     -------   --------
       Total Gain on Sale of Real Estate   $ 1,737     $ 2,939    $ 1,527
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

         Throughout the securities offering which expired January 31, 1997, Metropolitan's aggregate principal amount of outstanding debentures, including accrued and compound interest, and its aggregate amount of preferred stock outstanding were limited to $251,300,000, by the terms of the securities sales permits issued by the State of Washington pending improvement in Metropolitan's ratio of earnings to its fixed charges and preferred stock dividends. For the purposes of this calculation, the earnings of subsidiaries are excluded unless actually paid to Metropolitan as dividends. These limitations restricted Metropolitan's ability to sell debentures and preferred stock during the 12 month offering period ending January 31, 1997. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION   AND   RESULTS  OF  OPERATIONS-  Liquidity   and   Capital
Resources".

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

     For statutory purposes, Western United's capital and surplus and its ratio of capital and surplus to admitted assets were as follows for the dates indicated:

                                             As of                  As of
December 31,
                                     September 30, 1996     1995        1994
1993
                                     -------------------   ------  -----------
---    ------
         Capital and Surplus
           (Millions)                              $48.7            $46.2
$43.8    $43.0
         Ratio of Capital and
         Surplus to Admitted
           Assets                                    5.2%            5.3%
5.5%     5.7%

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

         John Van Engelen joined Metropolitan's insurance subsidiary, Western United in 1984 as its underwriting manager, and shortly thereafter was appointed Vice President-Underwriting. From 1987-1994, he was the marketing manager. During 1994, he was appointed President. Prior to working for Western, he had worked in the insurance industry and in corporate and public accounting. He holds the following certifications CPA,CFP,CLU,CHFC,FLMI.



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
 Name and Principal             Year              Salary ($)      Bonus/
Position                                                        Commissions
------------------------------------------------------------------------

 C. Paul Sandifur, Jr.             1996      $147,145
 Chief Executive Officer           1995      $128,869            $1,004
                                   1994      $107,063


 Bruce Blohowiak                   1996      $105,000
 Executive Vice President          1995          *
 General Counsel                   1994          *

 Michael Kirk                      1996       $85,000           $91,867
 Senior Vice President             1995       $65,813           $38,050
 -Production                       1994          *

 Tracy Z                           1996       $80,000           $78,743
 Vice President-Production         1995          *
                                   1994          *



 John Van Engelen                  1996      $105,500           $19,747
 President, Western United         1995          *
                                   1994          *

* Salaries and other compensation were less than $100,000


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Metropolitan does not have a formal compensation committee of the board of directors. Executive officer compensation is determined by C. Paul Sandifur, Jr., Bruce J. Blohowiak and the Human Resources Manager (currently Nobumichi Hara, formerly Paul Chalmers). There are no compensation committee interlocks between the above described individuals and another entity's compensation committee. None of the above described individuals serve as an executive officer of another entity outside the Consolidated Group.

    Mr. Sandifur is the  sole
shareholder of National Summit, which in turn owns Summit, Old Standard and Arizona Life. The Consolidated Group engages in transactions with these companies as more fully set forth in the following discussion.


            CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

Transactions with and between Metropolitan and Subsidiaries.

       In the normal course of business, Metropolitan and its subsidiaries engage in intercompany transactions. All subsidiaries are wholly owned by Metropolitan except Western United, in which Metropolitan owns 24.5% directly and 75.5% indirectly. See "PROSPECTUS SUMMARY-Organizational Chart".

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

Transactions with affiliates.

      In the normal course of business, Metropolitan engages in transactions with companies which were former subsidiaries and which are currently affiliated through the common control of C. Paul Sandifur, Jr.

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

      Metropolitan provides Management and Receivable Acquisition Services for a fee to Summit, Old Standard and Arizona Life. During 1996, such fees were approximately $1.364 million. Also See "BUSINESS-Receivable Investments-Management & Receivable Acquisition Services".

      Metwest provides Receivable Collection services for a fee to Summit, Old Standard and Arizona Life. During 1996, such fees were approximately $290,000. Also See "BUSINESS-Receivable Investments-Servicing and Collection Procedure and Delinquency Experience."

     Management believes that the terms of the service agreements are at least as favorable as could have been obtained from non-affiliated parties.

     Western has negotiated a Reinsurance Agreement with Old Standard which became effective in January 1997 for reinsurance of 75% of
specified   annuity  policies.   As  a  result  of  this   agreement,
approximately $2 to $5 million in premiums are reinsured monthly with
Old  Standard.   The  actual amount reinsured varies  depending  upon
Western's annuity sales volume. The Agreement provides that Old Standard will pay Western fees of 1% of the policy issue cost based upon the 75% reinsurance quota, and a monthly administrative fee of
 .0333%  of  the reinsurance quota share of the total account  values.
Actual  fees  will  vary  depending upon the volume  reinsured.   See
"BUSINESS-Life Insurance and Annuity Operations-Reinsurance".

      Metropolitan's property development activities are provided by Summit Property Development. Metropolitan paid Summit Property Development $2.0 million in development fees during 1996. See "REAL ESTATE DEVELOPMENT".

                       OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information as to each class of equity securities of Metropolitan and its subsidiaries beneficially owned by Metropolitan officers and directors as of March 31, 1997.

                                                              Number of
                                                                Shares
                                                             Beneficially
Name                         Title of Class                Owned   %of Class
C. Paul Sandifur, Jr.       Metropolitan Preferred
929 West Sprague            Stock All Series                246     0.05%
Spokane, WA....             Metropolitan Class A
                            Common Stock                11.5258     8.84%

C. Paul Sandifur, Jr.
Trustee(1)..............    Metropolitan Class A
929 West Sprague            Common Stock                82.4667(1) 63.24%
Spokane, WA

Summit Securities, Inc.(2)  Metropolitan Preferred
929 West Sprague Avenue     Stock, All Series          248,025(2)   5.26%
Spokane, WA 99204           Metropolitan Class A
                            Common Stock                9.2483(2)   7.09%

Irv Marcus..............    Metropolitan
929 West Sprague            Preferred Stock,
Spokane, WA                 All Series                      406     0.01%
                            Metropolitan Class A
                            Common Stock                 1.0000     0.77%

Bruce J. Blohowiak......    Metropolitan Class A


929 West Sprague            Common Stock                 2.0000     1.53%
Spokane, WA 99208

Charles H. Stolz........    Metropolitan Preferred
929 West Sprague            Stock, All Series            19,477     0.39%
Spokane, WA

All officers and
directors as a
group ..                  Metropolitan
                          Preferred Stock, All Series    268,154   5.60%
                          Metropolitan Class A           106.2408 81.47%
                         Common Stock

(1) C. Paul Sandifur, Jr., is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over these shares of stock. The trust beneficiaries are C. Paul Sandifur, Jr., Mary L. Sandifur and William F. Sandifur.

(2) Summit Securities, Inc. is a wholly owned subsidiary of National Summit Corp., a Delaware corporation, which is wholly owned by C. Paul Sandifur, Jr. As a result, Mr. Sandifur effectively has sole voting and investment control over these shares.


                       PRINCIPAL SHAREHOLDERS

      The following table sets forth information with respect to the beneficial owners of more than five percent of Metropolitan's voting stock as of March 31, 1997.

                                         Shares of Class A
   Name and Address                         Common Stock        % of Class
C. Paul Sandifur, Jr.
929 West Sprague
Spokane, Washington.................              11.5258          8.84%

C. Paul Sandifur, Jr.
      Trustee......................              82.4667         63.24%



Mary L. Sandifur
West 601 Main, Suite 714
Spokane, Washington 99201...........               8.7156         6.68%

William F. Sandifur
West 601 Main, Suite 714
Spokane, Washington 99201...........               8.9391         6.85%

Estate of
C. Paul Sandifur, Sr. and J. Evelyn Sandifur
West 601 Main, Suite 714
Spokane, Washington 99201............              6.5120         5.00%

Summit Securities, Inc.
929 West Sprague Avenue
Spokane, Washington..................              9.2483         7.09%

 (1)  C. Paul Sandifur, Jr., is trustee of the C. Paul Sandifur and J. Evelyn
Sandifur irrevocable trust and has sole voting and sole investment control over these shares of stock. The trust beneficiaries are C. Paul
Sandifur, Jr., Mary L. Sandifur and William F. Sandifur.


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


ITEM 2.   PROPERTIES.

     Metropolitan Mortgage & Securities Co., Inc. (Metropolitan) was established and incorporated in the State of Washington in January, 1953. Its principal executive offices are located at 929 West Sprague Avenue, Spokane, WA. Its mailing address is P.O. Box 2162, Spokane, WA 99210-2162 and its telephone number is (509) 838-3111.

     See "BUSINESS - Receivable Investments; BUSINESS - Real Estate Development" under Item 1 and Notes 2 and 3, Consolidated Financial Statements.

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

     (b)  There were 8 Class A Common stockholders

     (c)  See "Item 6. Selected Financial Data."

ITEM 6.   SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

               The  consolidated financial data shown below as of September  30,
1996  and 1995 and for the years ended September 30, 1996, 1995, and 1994 (other than  the Ratio of Earnings to Fixed Charges and preferred stock dividends) have been  derived  from,  and  should  be read in conjunction  with,  Metropolitan's consolidated  financial  statements, related notes, and Management's  Discussion and  Analysis  of  Financial  Condition  and  Results  of  Operations  appearing elsewhere  herein.  The consolidated financial data shown as  of  September  30,
1994,  1993  and 1992 and for the years ended September 30, 1993 and  1992  have been  derived  from  audited  financial  statements  not  included  herein.  The consolidated  financial statements as of and for the years ended  September  30,
1996,  1995,  1994 and 1993 have been audited by Coopers & Lybrand  L.L.P.   The
consolidated  financial statements as of and for the year  ended  September  30,
1992 has been audited by BDO Seidman.

                          Six Months Ended
                             March 31,
                            (Unaudited)                   Year Ended September 30,
                        --------  ---------   -----------------------------------------------
                                              ----------
                          1997       1996       1996      1995      1994      1993      1992
                                                (Dollars in Thousands
                                              Except Per Share Amounts)
CONSOLIDATED
STATEMENTS OF INCOME
DATE
Revenues                 $74,349     $72,079   $156,672  $138,107  $138,186  $133,113  $121,22
                                                                                             1
                         =======     =======   ========  ========  ========  ========  =======
                                                                                             =
Income before minority
interest,
extraordinary item and
cumulative effect of
change in accounting      $5,063      $1,473   $  8,146  $  6,376  $  5,702  $  8,558        $
principle                                                                                3,290

Income allocated to
minority interests           (62)        (36)      (108)      (73))    (224)     (255)   (363)
                         --------    --------   --------   -------- --------  -------- -------
                                                                                             -
Income before
extraordinary item and
cumulative effect of
change in accounting       5,001       1,437      8,038     6,303     5,478     8,303    2,927
for income taxes
Extraordinary item (1)        --          --         --        --        --        --      651
Cumulative effect of
change in accounting
for income taxes (2)          --          --         --        --        --    (4,300)      --
                        --------    --------   --------  --------  --------   -------- -------
                                                                                             -
Net income                 5,001       1,437      8,038     6,303     5,478     4,003    3,578

Preferred stock           (2,037)     (1,824)    (3,868)   (4,038)   (3,423)   (3,313) (3,399)
dividends                --------    --------   --------  --------  --------  -------- -------
                                                                                             -

Income (loss)
applicable to common      $2,964       $(387)    $4,170    $2,265    $2,055   $   690        $
stockholders            ========      =======  ========  ========  ========  ========      179
                                                                                       =======
                                                                                             =

Ratio of Earnings to
Fixed Charges               1.74        1.06       1.46      1.35      1.29      1.43     1.21
Ratio of Earnings to
Fixed Charges and
Preferred Stock             1.33                   1.14      1.03      1.04      1.17
Dividends (4)
PER COMMON SHARE DATA
(3):
Income (loss) before
extraordinary item and
cumulative effect of
change in accounting     $22,801     $(2,974)   $32,073  $ 17,288  $ 14,996  $ 37,239  $(3,579
principle                                                                                    )
Extraordinary items           --          --         --        --        --        --    4,932
(1)

Cumulative effect of
change in accounting          --          --         --        --        --   (32,089)      --
principle (2)           --------    --------   --------  --------  --------   -------- -------
                                                                                             -

Income (loss)
applicable to common     $22,801     $(2,974)   $32,073  $ 17,288   $14,996   $ 5,150        $
stockholders (5)        ========     ========  ========  ========  ========  ========    1,353
                                                                                       =======
                                                                                             =
Weighted Average
Number of Common
Shares Outstanding(3)        130         130        130       131       137       134      132
                        ========    ========   ========  ========  ========  ========  =======
                                                                                             =

Cash Dividends Per
Common Share            $     --    $     --   $     --  $  3,800  $    675  $    675  $     -
                        ========    ========   ========  ========  ========  ========        -
                                                                                       =======
                                                                                             =
CONSOLIDATED BALANCE
SHEET DATA:

Total Assets            $1,132,8  $1,116,833  $1,282,65  $1,078,4  $1,063,2  $1,031,9  $982,25
                              28                      9        68        90        58        9
Debt Securities, Other
Debt Payable and
Securities Sold, Not     195,365     227,323    363,427   226,864   261,500   234,497  230,814
Owned
Stockholders' Equity      51,027      40,889     46,343    40,570    32,625    32,781   28,260





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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Introduction

         Consolidated Group net income after income taxes and minority interest was approximately $8.0 million for the fiscal year ended September 30, 1996 as compared to $6.3 million for the comparable 1995 period and $5.5 million for the comparable 1994 period. The increase in 1996 over 1995 was primarily attributable to a net increase of $7.4 million in realized gains from the sales of investments and Receivables, an increase of $1.3 million in net interest sensitive income and expense, being offset by a $1.2 million decrease in gains from real estate sales, a decrease of $1.5 million in fees, commissions, service and other income, an increase of $2.2 million in the provision for losses on real estate assets, a $.8 million increase in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization and an increase of $1.2 million in income taxes and income allocated to minority stockholders. The increase in 1995 over 1994 was primarily attributable to a net increase of $1.4 million in net gains from real estate sales, a decrease of $1.4 million in the provision for losses on real estate assets, an increase of $1.3 million in realized net gains from the sales of investments and Receivables, an increase of $1.6 million in expenses capitalized as deferred costs, net of amortization, and an improvement of $.8 million in fees, commissions, service and other income, all which were partially offset by a decline of $1.6 million in net interest sensitive income and expense and an increase of $4.2 million in commissions to agents.

      The Company implements its primary investment goal to maximize its risk adjusted rate of return by investing in non-conventional real estate Receivables. Non-conventional Receivables are typically Receivables not originated by a regulated financial institution and not underwritten to FNMA or

FHA underwriting guidelines. Normally, either the borrower or the collateral will not meet sufficient FNMA or FHA underwriting guidelines to qualify for conventional financing and the seller will be required to provide the financing to complete the sale. These "seller financed Receivables" or "seller take-back Receivables" are the types of non-conventional Receivables normally acquired by the Company. Because borrowers in this market generally have blemished credit records, the Company's underwriting practices focus more strongly on the collateral value as the ultimate source for repayment. In conjunction with its investment in non-conventional Receivables, while higher delinquency rates are expected, the Company believes this risk is generally offset by the value of the underlying collateral and the superior yields over conventional financing.

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

         During 1995, the Consolidated Group sold two of its subsidiary operating companies and discontinued its property development division. In January 1995, the Consolidated Group sold its broker/dealer subsidiary, MIS, to Summit and discontinued its property development activities. Old Standard was sold to Summit in May, 1995. The financial results of these transactions were not material to the Consolidated Group. Also, See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

      During 1996, construction on a major timeshare development project in Kauai, Hawaii was completed. At completion, approximately $21.4 million had been invested. The sales price of each timeshare week is projected to range between $14,000 and $18,000 with an expected sellout in approximately early 1998. See "Business-Real Estate Development-Lawai Beach Resort".

        Net income in 1996, 1995, 1994 and 1993 was sufficient to cover fixed charges including preferred stock dividend requirements, in contrast to shortfalls in 1992 and prior years. After considering the effects of potentially non-recurring income items such as gains from insurance settlements and the gains from sales of investments, Receivables and real estate, the 1996 income would have been insufficient to cover fixed charges by approximately  $9.7  million.  Additionally, the  elimination  of similar items in 1995 and 1994 would have resulted in insufficient earnings to cover fixed charges by approximately $6.8 million and $4.2 million, respectively. See "RISK FACTORS" & "SELECTED CONSOLIDATED FINANCIAL DATA".

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

         The Consolidated Group is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. As with the impact on operations from changes in interest rates, the Company's NPV (the Net Present Value) of financial assets and liabilities is subject to fluctuations in interest rates. The Company continually monitors the sensitivity of net income and NPV of its financial assets and liabilities to changes in interest rates.

      The following table presents, as of September 30, 1996, the Consolidated Group's estimate of the change in its NPV of financial assets and liabilities if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See "Asset/ Liability Management".


                                                                 Interest Rate Change
                            Carrying    Fair Value   Decrease   Decrease   Increase 1%   Increase
                            Amounts                     1%         2%                       2%
                                                    (Dollars in Thousands)
Financial Assets:
Cash and cash equivalents     $167,879    $167,879    $167,879    $167,879    $167,879    $167,879
Investments                    163,303     157,755     170,612     178,393     156,442     149,990
Real estate contracts
 and mortgage notes            642,571     668,373     691,541     716,159     646,543     625,954
Other receivable               107,494     109,258     114,885     120,916     104,077      99,232
 investments                ----------  ----------  ----------  ----------  ----------  ----------
                            $1,081,247  $1,103,265  $1,144,917  $1,183,347  $1,074,941  $1,043,055
                            ==========  ==========  ==========  ==========  ==========  ==========

Financial Liabilities:
Annuity reserves              $837,366    $837,366    $865,487    $894,936    $810,506    $784,842
Debentures payable             189,321     191,631     193,584     195,566     189,703     187,803
Debt payable                    38,450      38,486      39,822      41,266      37,141      35,895
Securities sold-not owned      132,652     132,652     137,386     142,363     128,135     123,836
                            ----------  ----------  ----------  ----------  ----------  ----------
                            $1,197,789  $1,200,135  $1,236,279  $1,274,131  $1,165,485  $1,132,376
                            ==========  ==========  ==========  ==========  ==========  ==========






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

Realized Net Gains (Losses) on Sales of Investments and Receivables

        The Consolidated Group invests in securities and Receivables as well as real estate investment properties. The Consolidated Group adopted SFAS No. 115 on September 30, 1993 and since that time has classified its investments in debt and equity securities as either "trading", "available-for-sale" or "held-to-maturity". From time to time, gains or losses are recognized on trading positions and securities classified as "available-for-sale" may be sold at a gain or a loss. Net losses from the sale of investments was $.8 million in 1996 with net gains of $.03 million and $1.1 million for the fiscal years ended September 30, 1995 and 1994, respectively. See "BUSINESS-Securities Investments". The Consolidated Group purchases Receivables collateralized by real estate, lottery prizes structured settlements, and annuities. See "BUSINESS-Receivable Investments" and Notes 2 and 4 to the Consolidated Financial Statements. Such assets are generated through the ongoing production operations of the Consolidated Group. At times, Receivables which have increased in value, primarily from a decreasing interest rate environment, or which exceed internal demand, may be remarketed either through whole loan sales or securitizations. See "BUSINESS-Receivable Sales" and "RISK FACTORS". Net gains from the sale of Receivables were $12.7 million, $4.4 million and $2.0 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

Asset/Liability Management

         The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature. Generally, the Consolidated Group's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments) reprice more slowly than the Consolidated Group's financial liabilities (primarily securities sold, not owned, debentures and annuities). In a rising rate environment, this mismatch will tend to reduce earnings, while in a falling rate environment, earnings will tend to increase. During fiscal 1997, approximately $256 million of interest sensitive assets are expected to reprice or mature. These assets consist of approximately $42 million of Receivables, $46 million of fixed income investments and $168 million of cash and cash equivalents. For liabilities, most of the balance of life insurance and annuity contracts may be repriced during 1997. Management estimates this amount at $628 million. In addition, approximately $50 million of debentures, $37 million of other debt and $133 million of securities sold, not owned, will mature or reprice during that period. At September 30, 1996, these estimates result in interest sensitive liabilities in excess of interest sensitive assets of approximately $592 million, or a ratio of interest sensitive assets to interest sensitive liabilities of approximately 330%.

         The Consolidated Group is able to manage this liability to asset mismatch of approximately 3.3:1 by the fact that approximately 74% of the interest sensitive liabilities are life insurance and annuity contracts which are subject to surrender charges. These contracts have maturities which extend for as long as nine years with surrender charges of decreasing amounts during their term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities were protected by surrender charges of approximately $20 million at September 30, 1996. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Consolidated Group has increased its ability to raise necessary liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the securitization could be used to payoff maturing liabilities.

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

        In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial asset when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect that the application of the provisions of SFAS 125 will have a material effect on the Company's financial condition, results of operations or cash flows.

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

      The State of Washington is responsible for regulating the total amount of debentures and preferred stock that Metropolitan can have outstanding. During 1994, 1995 and through September 30, 1996, Metropolitan was authorized to have no more than an aggregate total of approximately $202.3 million in outstanding debentures (including accrued and compound interest) and aggregate outstanding preferred stock (based on original sales price) of approximately $49.5 million. Outstanding preferred stock was limited to the amount outstanding as of June 30, 1996 ($49.0 million) plus reinvested dividends ($.5 million) after that date. See "BUSINESS-Regulation". At September 30, 1996, Metropolitan had total outstanding debentures of approximately $192.2 million and total outstanding preferred stock of approximately $49.5 million. These regulatory limitations did not cause the Company to incur any material adverse impact on liquidity during 1993 through 1996, however, the Company did forgo various investment opportunities which could have been made if able to be funded by the additional sales of debentures and preferred stock.

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

         At September 30, 1996, Metropolitan had approximately $1.6 million in construction commitments associated with its real estate development projects. Additionally, Metropolitan had no knowledge of any environmental liabilities associated with any of its real estate asset investments. Metropolitan anticipates other capital expenditures in the normal course of business of up to $1.5 million including a new telephone system costing approximately $.6 million. Metropolitan anticipates funding these commitments through cash provided by operating activities or cash provided by financing activities including potential leasing contracts.

    The Company will be required to make further enhancements to its computer software operating systems to enable recognition of the new century. The program codes within the operating systems currently store only a two digit character for the year in which transactions occur. The modification of these program codes to store four digit years will occur in the near term. The Company expects that the costs of these modifications will not be material and all changes will be made by existing personnel during routine program maintenance. All expenses will be charged to operations as incurred.

         Management believes that cash flow generated from the Consolidated Group's operating activities and financing activities will be sufficient to conduct its business and meet its anticipated obligations as they mature during the next fiscal year. Included in the anticipated obligations for the Consolidated Group during the next fiscal year is the repayment of approximately $133 million in debt associated with the short sale of securities. With approximately $131 million in cash and cash equivalents at September 30, 1996 restricted from general corporate use and being held for the specific purpose of paying-off debt associated with the short sale of securities, the Consolidated Group expects no material effect on corporate liquidity from this obligation. Metropolitan has never defaulted on any of its obligations since its founding in 1953.

ITEM 8. Financial Statements and Supplementary Data

            METROPOLITAN MORTGAGE & SECURITIES CO., INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            Years Ended September 30, 1996, 1995 and 1994


Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements


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


                                     /s/COOPERS & LYBRAND L.L.P.

     Spokane, Washington
     December 6, 1996

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
     September 30, 1996 and 1995



                      ASSETS                    1996             1995
                                           --------------   --------------
     Cash and cash equivalents             $   35,226,746   $   32,798,627
     Restricted cash and cash equivalents     132,652,334
     Investments:
       Available-for-sale securities,
         at market                             38,554,498       31,829,980
       Held-to-maturity securities, at
         amortized cost                       124,748,490      188,073,542
       Accrued interest on investments          1,516,390        2,372,891
                                           --------------   --------------
           Total cash and investments         332,698,458      255,075,040
                                           --------------   --------------
     Real estate contracts and mortgage
       notes receivable, net, including
       real estate contracts and mortgage
       notes receivable held for sale of
       approximately $106,575,000 in 1996     650,933,330      587,493,614
     Real estate held for sale and
       development, including foreclosed
       real estate received in satis-
       faction of debt of $36,158,099
       and $38,004,011                         84,333,288       91,105,003
                                           --------------   --------------
           Total real estate assets           735,266,618      678,598,617

     Less allowance for losses on real
       estate assets                          (10,192,584)      (8,116,065)
                                           --------------   --------------
           Net real estate assets             725,074,034      670,482,552
                                           --------------   --------------
     Other receivable investments             107,494,150       41,591,415
                                           --------------   --------------
     Other assets:
       Deferred costs                          74,530,361       74,521,803
       Land, buildings and equipment,
         net of accumulated depreciation        8,516,598        8,148,850
       Other assets including receivables
         from affiliates, net of allow-
         ances of $180,954 and $77,039         34,345,227       28,648,340
                                           --------------   --------------
           Total other assets                 117,392,186      111,318,993
                                           --------------   --------------
           Total assets                    $1,282,658,828   $1,078,468,000
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
     Commitments and contingencies
       (Notes 5 and 14)

     Stockholders' equity:
       Preferred stock, (liquidation
         preference $49,495,906 and
         $47,825,310)                          21,518,198       21,627,106
       Subordinate preferred stock, no par             --               --
       Common stock, $2,250 par                   293,417          293,417
       Additional paid-in capital              16,791,670       14,917,782
       Retained earnings                        8,731,070        4,561,554
       Net unrealized losses on invest-
         ments, net of income taxes of
         $510,530 and $427,283                   (991,023)        (829,417)
                                           --------------   --------------
           Total stockholders' equity          46,343,332       40,570,442
                                           --------------   --------------
           Total liabilities and stock-
             holders' equity               $1,282,658,828   $1,078,468,000
                                           ==============   ==============


     The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME for the years ended September 30, 1996, 1995 and 1994

                                                    1996          1995          1994
                                                 -----------   -----------   -----------
      Revenues:
        Insurance premiums                       $ 3,000,000   $ 3,000,000   $ 2,958,000
        Interest on receivables                   58,529,828    56,553,869    56,420,184
        Earned discount on receivables            18,036,075    13,786,977    13,790,211
        Other investment interest                 15,291,496    15,039,706    16,715,517
        Real estate sales                         45,648,264    39,388,086    40,023,974
        Gain on insurance settlement                                50,922       203,691
        Fees, commissions, service and other
           income                                  4,300,381     5,847,020     4,992,505
        Realized net gains (losses) on sales
           of investments                           (821,481)       34,565     1,111,974
        Realized net gains on sales of
           receivables                            12,687,616     4,406,338     1,969,907
                                                 -----------   -----------   -----------
             Total revenues                      156,672,179   138,107,483   138,185,963
                                                 -----------   -----------   -----------
      Expenses:
        Insurance policy and annuity benefits     48,301,010    45,483,802    41,918,907
        Interest, net                             18,787,655    16,381,004    19,895,252
        Cost of real estate sold                  43,910,654    36,449,309    38,496,776
        Provision for losses on real estate
           assets                                  6,360,072     4,174,644     5,533,193
        Salaries and employee benefits            10,199,812     8,803,131     8,846,677
        Commissions to agents                     10,574,049    12,588,546     8,430,654
        Other operating and underwriting           6,958,938     7,414,502     7,420,022
        Less amount capitalized as deferred
           costs, net of amortization               (801,825)   (2,671,195)   (1,050,279)
                                                 -----------   -----------   -----------
             Total expenses                      144,290,365   128,623,743   129,491,202
                                                 -----------   -----------   -----------
      Income before income taxes and minority
        interest                                  12,381,814     9,483,740     8,694,761
      Provision for income taxes                  (4,235,469)   (3,107,897)   (2,992,476)
                                                 -----------   -----------   -----------
      Income before minority interest              8,146,345     6,375,843     5,702,285

      Income of consolidated subsidiaries
        allocated to minority stockholders          (108,681)      (73,197)     (224,529)
                                                 -----------   -----------   -----------
      Net income                                   8,037,664     6,302,646     5,477,756
      Preferred stock dividends                   (3,868,148)   (4,037,921)   (3,423,326)
                                                 -----------   -----------   -----------
      Income applicable to common stockholders   $ 4,169,516   $ 2,264,725   $ 2,054,430
                                                 ===========   ===========   ===========
      Income per share applicable to common
        stockholders                             $    32,073   $    17,288   $    14,996
                                                 ===========   ===========   ===========
      Weighted average number of shares of
        common stock outstanding                         130           131           137
                                                 ===========   ===========   ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1996, 1995 and 1994

                                                                            Additional    Net Unrealized
                                                Preferred     Common        Paid-in       Gains (Losses)   Retained
                                                Stock         Stock         Capital       on Investments   Earnings
                                                -----------   -----------   -----------   --------------   -----------
      Balance, September 30, 1993               $21,402,599   $   310,485   $ 9,754,510    $   535,635     $   778,260
      Net income                                                                                             5,477,756
      Net change in unrealized (losses) on
        available-for-sale securities, net
        of income taxes of $1,721,435                                                       (3,371,012)
      Cash dividends, common ($675 per share)                                                                  (87,012)
      Cash dividends, preferred (variable rate)                                                             (3,423,326)
      Redemption and retirement of stock
        (14,470 shares)                            (144,699)                   (353,743)
      Redemption and retirement of stock
        (6 shares) and change in minority
        interest                                                  (13,864)      (12,914)
      Sale of variable rate preferred stock,
        net (17,901 shares)                         179,010                   1,593,639
                                                -----------   -----------   -----------    -----------     -----------
      Balance, September 30, 1994                21,436,910       296,621    10,981,492     (2,835,377)      2,745,678
      Net income                                                                                             6,302,646
      Net change in unrealized gains on
        available-for-sale securities, net
        of income taxes of $1,018,219                                                        2,005,960
      Cash dividends, common ($3,800 per share)                                                               (501,582)
      Cash dividends, preferred (variable rate)                                                             (4,037,921)
      Redemption and retirement of stock (2
        shares) and change in minority interest                    (3,204)     (123,551)
      Redemption and retirement of stock
        (27,637 shares)                            (276,376)                     13,120
      Sale of variable rate preferred stock,
        net (46,657 shares)                         466,572                   4,046,721
      Excess sales price over historical cost
        basis of subsidiaries sold to related
        parties                                                                                                 52,733
                                                -----------   -----------   -----------    -----------     -----------
      Balance, September 30, 1995                21,627,106       293,417    14,917,782       (829,417)      4,561,554

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED for the years ended September 30, 1996, 1995 and 1994

                                                                            Additional    Net Unrealized
                                                Preferred     Common        Paid-in       Gains (Losses)   Retained
                                                Stock         Stock         Capital       on Investments   Earnings
                                                -----------   -----------   -----------   --------------   -----------
      Balance, September 30, 1995                21,627,106       293,417    14,917,782       (829,417)      4,561,554
      Net income                                                                                             8,037,664
      Net change in unrealized (losses) on
        available-for-sale securities, net
        of income taxes of $83,247                                                            (161,606)
      Cash dividends, preferred (variable rate)                                                             (3,868,148)
      Redemption and retirement of stock
        (32,330 shares)                            (323,301)                    (47,433)
      Sale of variable rate preferred
        stock, net (21,439 shares)                  214,393                   1,921,321
                                                -----------   -----------   -----------    -----------     -----------
      Balance, September 30, 1996               $21,518,198   $   293,417   $16,791,670    $  (991,023)    $ 8,731,070
                                                ===========   ===========   ===========    ===========     ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended September 30, 1996, 1995 and 1994

                                                 1996           1995            1994
                                             -------------  -------------   -------------
      Cash flows from operating activities:
        Net income                           $   8,037,664  $   6,302,646   $   5,477,756
        Adjustments to reconcile net income
          to net cash provided by operating
          activities:
            Proceeds from sale of trading
              securities                        67,093,831    515,677,468   1,064,997,088
            Purchase of trading securities     (67,448,595)  (515,570,230) (1,064,712,932)
            Realized net gains on sales of
              investments and receivables      (11,866,135)    (4,440,903)     (3,081,881)
            Gain on sales of real estate        (1,737,610)    (2,938,777)     (1,527,198)
            Gain on insurance settlement                          (50,922)       (203,691)
            Provision for losses on real
              estate assets                      6,360,072      4,174,644       5,533,193
            Provision for losses (recover-
              ies) on other assets                  70,500        (35,657)        204,650
            Depreciation and amortization        4,617,664      3,023,233       2,066,365
            Minority interests                     108,681         73,197         224,529
            Deferred income tax provision        3,640,356      2,747,990       2,644,170
            Changes in assets and liabili-
              ties, net of effects from
              sale of subsidiaries:
                Life insurance and annuity
                  reserves                      45,782,339     42,033,038      39,322,517
                Deferred costs, net                 (8,558)    (3,034,857)     (1,349,405)
                Compound and accrued
                  interest on bonds              4,642,760     (2,214,261)     (2,096,810)
                Securities sold, not owned     132,652,334
                Other                           (6,089,670)    (4,910,909)     (1,537,118)
                                             -------------  -------------   -------------
                    Net cash provided by
                      operating activities     185,855,633     40,835,700      45,961,233
                                             -------------  -------------   -------------
      Cash flows from investing activities:
        Proceeds from sale of subsidiaries,
          net of cash                                          (1,406,873)
        Change in restricted cash and cash
          equivalents                         (132,652,334)
        Principal payments on real estate
          contracts and mortgage notes
          receivable                           107,702,333    118,869,137     107,040,612
        Principal payments on other
          receivable investments                 6,049,097      1,664,132
        Proceeds from sales of real estate
          contracts and mortgage notes
          receivable and other receivable
          investments                          182,177,259     72,914,006      20,407,270
        Acquisition of real estate contracts
          and mortgage notes receivable       (282,313,300)  (203,525,666)   (142,479,298)
        Acquisition of other receivable
          investments                          (99,804,805)   (56,229,758)
        Proceeds from insurance settlement                         50,922         203,691
        Proceeds from sales of real estate       6,545,323      5,285,839       6,562,008
        Proceeds from maturities of held-
          to-maturity investments                2,598,081      4,696,003       8,875,268

      METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended September 30, 1996, 1995 and 1994


                                                 1996           1995           1994
                                             -------------  -------------  -------------
      Cash flows from investing activities,
        Continued:
          Proceeds from maturities of
            available-for-sale investments      37,496,910
          Purchases of held-to-maturity
            investments                        (12,181,445)    (1,557,219)    (5,263,021)
          Proceeds from sales of available-
            for-sale investments                31,686,315     92,779,569    367,846,050
          Purchases of available-for-sale
            investments                         (4,138,391)   (34,387,059)  (441,965,194)
          Purchases of and costs associated
            with real estate held for sale
            and development                    (28,499,006)   (41,841,982)   (27,544,340)
          Capital expenditures                  (1,369,802)      (894,673)      (471,097)
                                             -------------  -------------  -------------
                    Net cash used in
                      investing activities    (186,703,765)   (43,583,622)  (106,788,051)
                                             -------------  -------------  -------------
      Cash flows from financing activities:
        Increase (decrease) in short-term
          borrowings                            11,353,125    (36,598,375)    59,730,000
        Repayments of debt payable              (2,060,440)      (524,046)    (2,468,655)
        Receipts from life and annuity
          products                             112,894,347    145,066,891     85,332,591
        Withdrawals of life and annuity
          products                            (103,026,731)  (105,469,442)  (124,642,366)
        Issuance of debenture bonds              9,125,303     53,120,179     56,954,423
        Repayment of debenture bonds           (22,906,185)   (48,970,828)   (55,193,403)
        Issuance of preferred stock              2,135,714      4,513,293      1,772,649
        Redemption and retirement of stock        (370,734)      (327,336)      (775,742)
        Cash dividends                          (3,868,148)    (4,539,503)    (3,510,338)
                                             -------------  -------------  -------------
                    Net cash provided by
                      financing activities       3,276,251      6,270,833     17,199,159
                                             -------------  -------------  -------------
      Net increase (decrease) in cash and
        cash equivalents                         2,428,119      3,522,911    (43,627,659)

      Cash and cash equivalents:
        Beginning of year                       32,798,627     29,275,716     72,903,375
                                             -------------  -------------  -------------
        End of year                          $  35,226,746  $  32,798,627  $  29,275,716
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

            On September 9, 1994, the Company sold its entire interest in one of its subsidiaries, Summit Securities, Inc. (Summit), to National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr., the Company's Chief Executive Officer. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares held by its former parent company. Summit redeemed the common shares for $3,600,000 paid in cash to the Company. The sales price was based upon Summit's estimated fair value, which approximated the net book value of Summit at the date of acquisition. The results of operations of Summit are included in the consolidated financial statements for the period prior to September 9, 1994. Also, during the year ended September 30, 1994, some of the Company's majority-owned subsidiaries had reverse stock splits and fractional shares were redeemed and retired for cash.

            On January 31, 1995, Metropolitan and Summit consummated a transaction whereby 100% of the common stock of Metropolitan Investment Securities, Inc. (MIS) was sold to Summit. The cash price was $288,950, the approximate historical net book value of MIS at closing. MIS is a broker/dealer and the exclusive broker/dealer for the securities sold by Metropolitan and Summit. This sale did not materially affect the business operations of MIS. The results of operations of MIS are included in the consolidated financial statements for periods prior to January 31, 1995.

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

            BUSINESS AND ORGANIZATION, CONTINUED

            On May 31, 1995, Metropolitan and Summit consummated a transaction whereby 100% of the common stock of Old Standard Life Insurance Company (OSL) was sold to Summit. The cash price was $2,722,000, the approximate historical net book value of OSL at closing, with future contingency payments equal to 20% of statutory income prior to the accrual of income taxes for the fiscal years ending December 31, 1995, 1996 and 1997. The cash sales price plus estimated future contingency payments approximated the appraised valuation of OSL. OSL is engaged in the business of acquiring receivables using funds derived from the sale of annuities, investment income and receivable cash flows. The sale of OSL decreased total assets and liabilities by approximately $46.2 million. The results of operations of OSL are included in the consolidated financial statements for periods prior to May 31, 1995.

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

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Metropolitan Mortgage & Securities Co., Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD
            FOR SALE

            Real estate contracts and mortgage notes receivable held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or market value, determined on an aggregate basis by major type of loan. Gains or losses on such sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income. Deferred net discounts and capitalized acquisition costs are recognized at the time the related receivables are sold to third-party investors or securitized through transfer to a real estate investment trust.

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

            DEFERRED COSTS

            Commission expense and other insurance policy, annuity and debenture issuance costs are deferred. For debenture issuance costs, amortization is computed over the expected term which ranges from 6 months to 5 years, using the level yield (interest) method. For annuities and life insurance costs, the portion of the deferred policy acquisition cost that is estimated not to be recoverable from surrender charges is amortized as a constant percentage of the estimated gross profits (both realized and unrealized) associated with the policies in force. Changes in the amount or timing of estimated gross profits will result in adjustments in the cumulative amortization of these costs.

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

            COMPUTER SOFTWARE COSTS

            The Company capitalizes direct costs of enhancements to computer software operating systems acquired and modified for internal use to the extent that the functionality of the software is improved. At September 30, 1996, total enhancement costs of approximately $6,566,000 have been capitalized. These costs are being amortized over 5- and 10-year periods, depending on the estimated useful life of the enhancement, using the straight-line method. It is reasonably possible that the remaining estimated useful lives could change in the near term. As a result, the carrying value of these enhancements may be reduced.

            The Company will be required to make further enhancements to its computer software operating systems to enable recognition of the new century. The program codes within the operating systems currently store only a two digit character for the year in which transactions occur. The modification of these program codes to store four digit years will occur in the near term. The Company expects that the costs of these modifications will not be material and will be charged to operations as incurred.

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

            RECOGNITION OF INSURANCE AND ANNUITY REVENUES

            Revenues for universal life contracts are recognized upon assessment. Revenues for annuity contracts are recognized over the estimated policy term. These revenues consist of charges to policyholders primarily for mortality expenses and surrender charges. Annuity revenues consist of the charges assessed against the annuity account balance for services and surrender charges. Charges for future services are assessed; however, the related revenue is deferred and recognized in income over the period benefitted using the same assumptions as are used to amortize deferred policy acquisition costs.

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

            INCOME TAXES, CONTINUED

            The Company files a consolidated federal income tax return with its includable affiliates. The consolidating companies have executed a tax allocation agreement. Under the agreement, the Companies' income tax provisions are computed on a separate return basis and consolidated affiliates receive a reim-bursement to the extent that their losses and other credits result in a reduction of the consolidated tax liability.

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

            INTEREST RATE RISK

            The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and investment certificates) are subject to interest rate risk. In the year ending September 30, 1997, approximately $848,000,000 of the Company's financial liabilities will reprice or mature as compared to approximately $256,000,000 of its financial assets, resulting in a mismatch of approximately $592,000,000. This structure is beneficial in periods of declining interest rates; however, may result in declining net interest income during periods of rising interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 74% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

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

                                                  1996           1995
                                              ------------   ------------
            Face value of discounted
              receivables                     $548,537,547   $505,440,872
            Face value of originated
              receivables                      132,640,600    112,072,081
            Unrealized discounts, net of
              unamortized acquisition costs    (38,607,376)   (37,354,378)
            Accrued interest receivable          8,362,559      7,335,039
                                              ------------   ------------
            Carrying value                    $650,933,330   $587,493,614
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

          Aggregate amounts of receivables (face value) expected to be received, based upon contractual payments are as follows:

            Fiscal Year Ending
               September 30,
            ------------------
                   1997                       $ 26,327,000
                   1998                         28,911,000
                   1999                         31,748,000
                   2000                         34,865,000
                   2001                         38,287,000
                Thereafter                     521,040,147
                                              ------------
                                              $681,178,147
                                              ============

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

          During the year ended September 30, 1996, proceeds from securitization transactions were approximately $112,975,000 and resulted in gains of approximately $7,798,000. The gain realized included approximately $2,290,000 associated with the estimated fair value of the mortgage servicing rights retained on the pool, which is included in other assets in the consolidated balance sheet. The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. The Company evaluates possible impairment in its mortgage servicing rights by similar type of loan, and to the extent that carrying value for a stratum exceeds its estimated fair value, an impairment loss is recognized. It is reasonably possible that actual prepayment experience could exceed the estimated prepayment factor in the near term, which would result in a reduction in the carrying value of retained mortgage servicing rights.

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

          In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect that the application of the provisions of SFAS 125 will have a material effect on the Company's financial condition, results of operations or cash flows.


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


                                                  1996           1995
                                              ------------   ------------

            Face value of receivables         $173,280,414   $ 70,965,501
            Unrealized discounts, net of
              unamortized acquisition costs    (65,786,264)   (29,374,086)
                                              ------------   ------------
            Carrying value                    $107,494,150   $ 41,591,415
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

                                                             Aggregate
                                                             Carrying
            Issuer                                           Amount
            ----------------------------------------------   ------------

            1996:
              California State Agency                        $ 24,718,527
              New York State Agency                            15,511,891
              New Jersey State Agency                          10,975,661
              Oregon State Agency                              10,532,006
              Arizona State Agency                             10,223,076
              Michigan State Agency                             8,518,973
              Colorado State Agency                             4,903,971

            1995:
              California State Agency                           8,934,296
              Arizona State Agency                              6,630,281
              New Jersey State Agency                           4,931,025
              New York State Agency                             4,758,062

          Aggregate amounts of contractual maturities of other receivable investments (face amounts) are as follows:

            Fiscal Year Ending
               September 30,
            ------------------
                   1997                       $ 15,880,000
                   1998                         15,364,000
                   1999                         16,177,000
                   2000                         16,973,000
                   2001                         15,399,000
                Thereafter                      93,487,414
                                              ------------
                                              $173,280,414
                                              ============

      5.  REAL ESTATE HELD FOR SALE AND DEVELOPMENT:

          A detail of the Company's real estate held for sale and development by state as of September 30, 1996 is as follows:

                                                Single-       Multi-
                                                Family        Family
              State               Land          Dwelling      Dwelling      Commercial    Condominium   Total
              ----------------    -----------   -----------   -----------   -----------   -----------   -----------
              Alabama                           $    74,500                                             $    74,500
              Alaska              $    51,710                                             $    80,790       132,500
              Arizona                 550,142       410,472                 $    80,000                   1,040,614
              Arkansas                               81,000                                                  81,000
              California            1,100,363     1,999,116   $    14,543       370,450       546,285     4,030,757
              Colorado                160,000                                                 812,471       972,471
              Connecticut                           301,113                                                 301,113
              Florida                  28,642       868,778        20,000                     125,422     1,042,842
              Georgia                                47,821                                                  47,821
              Hawaii                                                          3,825,791    18,829,598    22,655,389
              Idaho                                  61,564                                                  61,564
              Illinois                               69,082                                                  69,082
              Indiana                                16,000                                                  16,000
              Iowa                                  110,309                                                 110,309
              Kansas                                 72,870                                                  72,870
              Louisiana                              17,796                                                  17,796
              Maine                                 204,896                                                 204,896
              Maryland                              307,165                                                 307,165
              Massachusetts                         138,000                                                 138,000
              Michigan                              259,230                      90,000                     349,230
              Minnesota                             195,085                                                 195,085
              Mississippi              28,106        58,782                                                  86,888
              Missouri                 40,500       169,181                                   119,811       329,492
              Montana                  27,083                                                                27,083
              Nebraska                               38,231                                                  38,231
              Nevada                                 62,000                                                  62,000
              New Hampshire                         171,114        50,000                                   221,114
              New Jersey                             84,937                     180,000                     264,937
              New Mexico               10,500        39,449                                                  49,949
              New York                  7,633       455,070                                                 462,703
              North Carolina           10,907                                                                10,907

                                                Single-       Multi-
                                                Family        Family
              State               Land          Dwelling      Dwelling      Commercial    Condominium   Total
              ----------------    -----------   -----------   -----------   -----------   -----------   -----------
              Ohio                                   82,400                                                  82,400
              Oklahoma                 51,045       140,992                                                 192,037
              Oregon                                 75,659                                                  75,659
              Pennsylvania             32,400       195,715                                                 228,115
              South Carolina                         71,400                      91,506        30,000       192,906
              Tennessee                              77,650                                                  77,650
              Texas                    48,649       910,960                      65,000                   1,024,609
              Utah                                   26,000                                                  26,000
              Virginia                               26,500                                    72,000        98,500
              Washington           34,736,817       855,044                  13,126,130        57,500    48,775,491
              Wyoming                                85,613                                                  85,613
                                  -----------   -----------   -----------   -----------   -----------   -----------
              Balances at
                September 30,
                1996              $36,884,497   $ 8,861,494   $    84,543   $17,828,877   $20,673,877   $84,333,288
                                  ===========   ===========   ===========   ===========   ===========   ===========
              Balances at
                September 30,
                1995              $39,084,721   $ 7,124,907   $         0   $16,312,303   $28,583,072   $91,105,003
                                  ===========   ===========   ===========   ===========   ===========   ===========

          At September 30, 1996, the Company had approximately $68,930,000 invested in real estate development projects and approximately $1,600,000 in commitments for construction associated with these projects.

      6.  ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS:

          The following is a summary of the changes in the allowance for losses on real estate assets for the years ended September 30, 1996, 1995 and 1994:

                                     1996          1995          1994
                                  -----------   -----------   -----------
            Beginning balance     $ 8,116,065   $ 9,108,383   $10,598,491
            Provisions              6,360,072     4,174,644     5,533,193
            Charge-offs            (4,283,553)   (5,166,962)   (7,023,301)
                                  -----------   -----------   -----------
            Ending balance        $10,192,584   $ 8,116,065   $ 9,108,383
                                  ===========   ===========   ===========

          At September 30, 1996, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized in accordance with SFAS 114 was approximately $2,642,000, of which approximately $118,000, representing the amounts by which the net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets.

          During the year ended September 30, 1996, the average recorded investment in impaired receivables was approximately $2,251,000. Interest income of approximately $212,000 was recognized on these receivables in fiscal 1996 during the period in which they were impaired.


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
                                                ===========   ===========

      8.  INVESTMENTS:

          A summary of carrying and estimated market values of investments at September 30, 1996 and 1995 is as follows:

                                                                         1996
                                              --------------------------------------------------------------
                                                             Gross          Gross          Estimated
                                              Amortized      Unrealized     Unrealized     Market Values
              Available-for-Sale              Costs          Gains          Losses         (Carrying Values)
              -----------------------------   ------------   ------------   ------------   -----------------
              Government-backed bonds         $ 11,932,337   $         --   $   (477,670)    $ 11,454,667
              Corporate bonds                   20,230,518          1,897       (437,009)      19,795,406
              Utility bonds                      3,003,075             --        (35,897)       2,967,178
              Pass-through certificates          4,333,481             --             --        4,333,481
                                              ------------   ------------   ------------     ------------
              Total fixed maturities            39,499,411          1,897       (950,576)      38,550,732
              Equity securities                      1,592          2,174             --            3,766
                                              ------------   ------------   ------------     ------------
              Totals                          $ 39,501,003   $      4,071   $   (950,576)    $ 38,554,498
                                              ============   ============   ============     ============
                                                                         1996
                                              --------------------------------------------------------------
                                              Amortized
                                              Costs          Gross          Gross
                                              (Carrying      Unrealized     Unrealized     Estimated
              Held-to-Maturity                Values)        Gains          Losses         Market Values
              -----------------------------   ------------   ------------   ------------   -----------------
              Government-backed bonds         $ 60,005,894   $     11,775   $ (4,006,114)    $ 56,011,555
              Corporate bonds                   12,056,534             --       (202,717)      11,853,817
              Utility bonds                      4,989,311             --       (189,652)       4,799,659
              Mortgage- and asset-backed
                  securities                    47,696,751         38,062     (1,199,760)      46,535,053
                                              ------------   ------------   ------------     ------------
              Totals                          $124,748,490   $     49,837   $ (5,598,243)    $119,200,084
                                              ============   ============   ============     ============

                                                                         1995
                                              --------------------------------------------------------------
                                                             Gross          Gross          Estimated
                                              Amortized      Unrealized     Unrealized     Market Values
              Available-for-Sale              Costs          Gains          Losses         (Carrying Values)
              -----------------------------   ------------   ------------   ------------   -----------------
              Government-backed bonds         $ 15,626,072   $         --   $   (275,286)    $ 15,350,786
              Corporate bonds                   15,627,468         12,621       (143,083)      15,497,006
              Utility bonds                        999,346             --        (17,158)         982,188
                                              ------------   ------------   ------------     ------------
              Totals                          $ 32,252,886   $     12,621   $   (435,527)    $ 31,829,980
                                              ============   ============   ============     ============
                                                                         1995
                                              --------------------------------------------------------------
                                              Amortized
                                              Costs          Gross          Gross
                                              (Carrying      Unrealized     Unrealized     Estimated
              Held-to-Maturity                Values)        Gains          Losses         Market Values
              -----------------------------   ------------   ------------   ------------   -----------------
              Government-backed bonds         $ 71,323,272   $     46,942   $ (3,901,292)    $ 67,468,922
              Corporate bonds                   68,659,432          6,337     (1,084,387)      67,581,382
              Utility bonds                     10,653,392             --       (261,680)      10,391,712
              Mortgage- and asset-backed
                  securities                    37,437,446             --       (815,577)      36,621,869
                                              ------------   ------------   ------------     ------------
              Totals                          $188,073,542   $     53,279   $ (6,062,936)    $182,063,885
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

                                              Amortized      Estimated
                                              Cost           Market Value
                                              ------------   ------------
            Available-for-sale debt
              securities:
                Due in one year or less       $ 10,541,669   $ 10,522,470
                Due after one year through
                  five years                    13,552,416     13,284,073
                Due after five years through
                  ten years                     11,071,845     10,410,708
                                              ------------   ------------
                                                35,165,930     34,217,251
                Pass-through certificates        4,333,481      4,333,481
                                              ------------   ------------
                                              $ 39,499,411   $ 38,550,732
                                              ============   ============

                                              Amortized      Estimated
                                              Cost           Market Value
                                              ------------   ------------
            Held-to-maturity debt securities:
              Due in one year or less         $  7,654,667   $  7,612,538
              Due after one year through
                five years                      18,557,157     18,137,785
              Due after five years through
                ten years                       50,591,766     46,658,714
              Due after ten years                  248,149        255,994
                                              ------------   ------------
                                                77,051,739     72,665,031
              Mortgage- and asset-backed
                bonds                           47,696,751     46,535,053
                                              ------------   ------------
                                              $124,748,490   $119,200,084
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


      9.  DEBT PAYABLE, CONTINUED:

          At September 30, 1996 and 1995, debt payable consisted of the following:

                                                                  1996          1995
                                                               -----------   -----------
              Reverse repurchase agreements with various
                 securities brokers, interest at 5.0% to
                 5.8% per annum; due on October 1, 1996;
                 collateralized by $17,700,000 in U.S.
                 government-backed bonds                       $16,834,750

              Reverse repurchase agreements with Paine-
                 Webber, interest at 5.38% per annum; due
                 on October 4, 1996; collateralized by
                 $20,000,000 in U.S. Treasury bonds             18,650,000

              Reverse repurchase agreements with various
                 securities brokers, interest at 6.1% to
                 6.75% per annum; due on October 2, 1995;
                 collateralized by $25,000,000 in U.S.
                 Treasury bonds                                              $24,131,625

                                                                  1996          1995
                                                               -----------   -----------
              Real estate contracts and mortgage notes
                 payable, interest rates ranging from 3.0%
                 to 10.9%, due in installments through
                 2016; collateralized by senior liens on
                 certain of the Company's real estate
                 contracts, mortgage notes and real estate
                 held for sale                                   2,965,107     1,385,568

              Accrued interest payable                             151,289        35,258
                                                               -----------   -----------
                                                               $38,601,146   $25,552,451
                                                               ===========   ===========

          Aggregate amounts of principal and accrued interest payments due on debt payable at September 30, 1996 are as follows:

            Fiscal Year Ending
               September 30,
            ------------------
                   1997                              $37,023,000
                   1998                                  710,000
                   1999                                  242,000
                   2000                                  137,000
                   2001                                  187,000
                Thereafter                               302,146
                                                     -----------
                                                     $38,601,146
                                                     ===========

     10.  DEBENTURE BONDS:

          At September 30, 1996 and 1995, debenture bonds consisted of the following:

                                       Principally
              Annual Interest Rates    Maturing in               1996           1995
              ---------------------    -------------------   ------------   ------------
              5% to 6%                 1997                  $    537,000   $  2,486,000
              6% to 7%                 1997, 1998 and 1999      4,979,000      6,911,000
              7% to 8%                 1999 and 2000           51,261,000     50,165,000
              8% to 9%                 1997, 1998 and 2000     84,372,000     85,258,000
              9% to 10%                1997                    20,136,000     30,044,000
              10% to 11%               1998 and 1999            1,749,000      1,951,000
                                                             ------------   ------------
                                                              163,034,000    176,815,000
              Compound and accrued interest                    29,139,751     24,496,873
                                                             ------------   ------------
                                                             $192,173,751   $201,311,873
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

          Debenture bonds at September 30, 1996 mature as follow:

            Fiscal Year Ending
              September 30,
            ------------------
                   1997                             $ 50,030,000
                   1998                               52,163,000
                   1999                               41,335,000
                   2000                               40,408,000
                   2001                                5,877,000
                Thereafter                             2,360,751
                                                    ------------
                                                    $192,173,751
                                                    ============

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

     11.  STOCKHOLDERS' EQUITY:

          A summary of preferred and common shares at September 30, 1996 and 1995 is as follows:

                                                       Issued and Outstanding Shares
                                             -------------------------------------------------
                                                      1996                      1995
                                             -----------------------   -----------------------
                                Authorized
                                Shares       Shares      Amount        Shares      Amount
                                ----------   ---------   -----------   ---------   -----------
              Preferred Stock
                 Series A          750,000         --    $        --         --    $       --
                 Series B          200,000         --             --         --            --
                 Series C        1,000,000     438,343     4,383,432     441,794     4,417,943
                 Series D        1,375,000     673,915     6,739,150     682,359     6,823,587
                 Series E        5,000,000   1,039,562    10,395,616   1,038,558    10,385,576
                                ----------   ---------   -----------   ---------   -----------
                                 8,325,000   2,151,820   $21,518,198   2,162,711   $21,627,376
                                ==========   =========   ===========   =========   ===========
              Common Stock
                 Class A               222         130   $   293,417         130   $   293,417
                 Class B               222          --            --          --            --
                                ----------   ---------   -----------   ---------   -----------
                                       444         130   $   293,417         130   $   293,417
                                ==========   =========   ===========   =========   ===========
              Subordinate
                 Preferred
                 Stock           1,000,000          --   $        --          --   $        --
                                ==========   =========   ===========   =========   ===========

          The Series E preferred stock has been issued in the following sub-series:

                                                       Issued and Outstanding Shares
                                             -------------------------------------------------
                                                      1996                      1995
                                             -----------------------   -----------------------
                                             Shares      Amount        Shares      Amount
                                             -----------------------   ---------   -----------
              Series E-1                       728,698   $ 7,286,982     748,578   $ 7,485,783
              Series E-2                        45,579       455,790      45,621       456,208
              Series E-3                       107,874     1,078,736     108,369     1,083,685
              Series E-4                        62,978       629,776      62,993       629,929
              Series E-5                        13,744       137,443      13,747       137,475
              Series E-6                        80,689       806,889      59,250       592,496
                                             ---------   -----------   ---------   -----------
                                             1,039,562   $10,395,616   1,038,558   $10,385,576
                                             =========   ===========   =========   ===========

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

          The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1996 and 1995 are as follows:

                                                                         1996
                                                               -------------------------
                                                               Assets        Liabilities
                                                               -----------   -----------
              Allowance for losses on real estate assets       $ 2,678,016
              Reserves on repossessed real estate                  707,643
              Deferred contract acquisition costs and
                 discount yield recognition                                  $16,715,163
              Office properties and equipment                                  1,776,499
              Deferred policy acquisition costs                               22,964,052
              Life insurance and annuity reserves                9,018,029
              Guaranty fund liability                            1,353,320
              Investments                                                        636,939
              Tax credit carryforwards                           1,742,000
              Other                                                959,206
              Net operating loss carryforwards                   9,739,608
                                                               -----------   -----------
              Total deferred income taxes                      $26,197,822   $42,092,653
                                                               ===========   ===========
                                                                         1995
                                                               -------------------------
                                                               Assets        Liabilities
                                                               -----------   -----------
              Allowance for losses on real estate assets       $ 1,325,773
              Reserves on repossessed real estate                  867,550
              Deferred contract acquisition costs and
                 discount yield recognition                                  $18,224,880
              Office properties and equipment                                  1,529,695
              Deferred policy acquisition costs                               22,653,678
              Life insurance and annuity reserves                6,395,750
              Guaranty fund liability                            1,047,320
              Investments                                                      1,377,602
              Tax credit carryforwards                           1,115,000
              Other                                                863,898
              Net operating loss carryforwards                  19,916,089
                                                               -----------   -----------
              Total deferred income taxes                      $31,531,380   $43,785,855
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
                                                 ===========   ===========   ===========

          At September 30, 1996, the Company and its subsidiaries had unused net operating loss carryforwards, for income tax purposes, as follows:

                                                               Life
                                                 Non-Life      Company
                                                 Group Net     Net           Net
                                                 Operating     Operating     Operating
              Expiring in                        Losses        Losses        Losses
              -----------                        -----------   -----------   ------------
                  2004                           $ 3,766,219                 $ 3,766,219
                  2005                             6,409,762                   6,409,762
                  2006                             5,612,555                   5,612,555
                  2007                               945,516                     945,516
                  2008                                         $11,911,853    11,911,853
                                                 -----------   -----------   -----------
                                                 $16,734,052   $11,911,853   $28,645,905
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

     13.  DEFERRED COSTS:

          An analysis of deferred costs related to policy acquisition and debenture issuance for the years ended September 30, 1996, 1995 and 1994 is as follows:


                                                 Policy        Debenture
                                                 Acquisition   Issuance      Total
                                                 -----------   -----------   -----------
              Balance at September 30, 1993      $70,024,363   $ 3,422,308   $73,446,671
              Deferred during the year:
                 Commissions                       5,572,146     1,381,525     6,953,671
                 Other expenses                    2,493,703       510,588     3,004,291
                                                 -----------   -----------   -----------
              Total deferred                      78,090,212     5,314,421    83,404,633
              Amortized during the year           (7,015,570)   (1,592,987)   (8,608,557)
              Reduction upon sale of subsidiary                   (688,559)     (688,559)
                                                 -----------   -----------   -----------
              Balance at September 30, 1994       71,074,642     3,032,875    74,107,517
              Deferred during the year:
                 Commissions                       9,383,938     1,461,033    10,844,971
                 Other expenses                    3,587,804       280,196     3,868,000
                                                 -----------   -----------   -----------
              Total deferred                      84,046,384     4,774,104    88,820,488
              Amortized during the year          (10,300,547)   (1,383,360)  (11,683,907)
              Reduction upon sale of subsidiary   (2,614,778)                 (2,614,778)
                                                 -----------   -----------   -----------
              Balance at September 30, 1995       71,131,059     3,390,744    74,521,803
              Deferred during the year:
                 Commissions                       6,503,580       191,064     6,694,644
                 Other expenses                    3,438,804       402,360     3,841,164
                                                 -----------   -----------   -----------
              Total deferred                      81,073,443     3,984,168    85,057,611
              Amortized during the year           (9,140,559)   (1,386,691)  (10,527,250)
                                                 -----------   -----------   -----------
              Balance at September 30, 1996      $71,932,884   $ 2,597,477   $74,530,361
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

          The net amounts expensed by the Company's life insurance subsidiary for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 1996, 1995 and 1994 were $900,000, $782,000 and $192,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1988 through 1994. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. As a result of these uncertainties, the

          Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1994 will be material to its financial condition or results of operations. At September 30, 1996, the amount of estimated future guaranty fund assessments of approximately $3,980,000 have been recorded, which is net of a 8.25% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $832,000 at September 30, 1996.


     15.  STATUTORY ACCOUNTING:

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

                                                               Statutory     GAAP
                                                               ------------  -----------
              Stockholders' equity:
                 1996                                          $48,721,922   $81,605,742
                 1995                                           43,340,817    78,826,654
                 1994                                           48,206,960    77,142,373

              Net income:
                 1996                                          $ 7,224,359   $ 3,076,252
                 1995                                            2,634,919     2,717,893
                 1994                                           12,544,070     8,449,317

              Unassigned statutory surplus and retained earnings:
                 1996                                          $ 5,566,922   $38,450,742
                 1995                                            1,985,817    38,233,333
                 1994                                            6,826,960    38,559,708

          Due to the sale of OSL during fiscal 1995, stockholders' equity and unassigned statutory surplus and retained earnings amounts above do not include OSL at September 30, 1996 and 1995. Also, the 1995 net income above only includes OSL operations through May 31, 1995.

          Under applicable Washington State Insurance laws and regulations, the Company's life insurance subsidiary is required to maintain minimum levels of surplus, determined in accordance with statutory accounting practices, in the aggregate amount of $150,000. The Revised Code of Washington defines surplus as "the excess of statutory assets over statutory liabilities, accounting for the pear value of capital stock as a liability." At
          September 30, 1996, the Company's life insurance subsidiary was in compliance with this requirement.

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

     16.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

          The following table summarizes interest costs, net of amounts capitalized and income taxes paid during the years ended September 30, 1996, 1995 and 1994:

                                                    1996          1995          1994
                                                ------------   -----------   -----------
              Interest, net of amounts
                 capitalized                     $12,653,377   $20,214,329   $23,541,173
              Income taxes                         2,503,482     1,157,155       333,154


          Non-cash investing and financing activities of the Company during the years ended September 30, 1996, 1995 and 1994 are as follows:

                                                    1996          1995          1994
                                                ------------   -----------   -----------
              Loans to facilitate the sale of
                 real estate held                $39,102,941   $34,102,247   $33,461,966
              Transfers between annuity
                 products                         17,051,327    58,012,857    22,248,418
              Transfer of investments from
                 available-for-sale portfolio
                 to held-to-maturity portfolio                                79,001,795
              Transfer of investment from
                 held-to-maturity portfolio
                 to available-for-sale portfolio  72,572,322
              Transfer of property from land,
                 buildings and equipment
                 to real estate held for sale
                 and development                                 1,598,999       258,894
              Change in net unrealized (losses)
                 gains on investments, net          (244,853)    2,005,960    (3,371,012)
              Real estate held for sale and
                 development acquired through
                 foreclosure                      14,270,520    13,850,388    19,245,977
              Debt assumed upon foreclosure of
                 real estate contracts                              16,059       129,062
              Assumption of other debt payable
                 in connection with the acqui-
                 sition of real estate contracts
                 and mortgage notes                3,633,657       526,868       191,213

                                                    1996          1995          1994
                                                ------------   -----------   -----------
              Reduction in assets and liabili-
                 ties associated with sale of
                 subsidiaries:
                   Investment securities                         9,401,577
                   Real estate contracts and
                      mortgage notes receivable                 32,391,856    27,267,736
                   Real estate held for sale                       514,889       503,000
                   Allowance for losses on real
                      estate assets                                322,548       287,439
                   Deferred costs                                2,620,571       688,559
                   Equipment                                        13,395
                   Other assets                                    186,316        22,176
                   Annuity reserves                             44,558,959
                   Debenture bonds and accrued
                      interest                                                30,111,270
                   Debt payable                                                  120,953
                   Accounts payable and accrued
                      expenses                                   1,653,970       318,574


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

            The estimated fair values of the following financial instruments as of September 30, 1996 and 1995 are as follows:

                                                                        1996
                                                             ---------------------------
                                                             Carrying
                                                             Amounts        Fair Value
                                                             ------------   ------------
                 Financial assets:
                   Cash and cash equivalents                 $167,879,080   $167,879,080
                   Investments:
                      Available-for-sale securities            38,554,498     38,554,498
                      Held-to-maturity securities             124,748,490    119,200,084
                   Real estate contracts and mortgage
                      notes receivable                        642,570,771    668,373,000
                   Other receivable investments               107,494,150    109,258,000
                 Financial liabilities:
                   Debenture bonds - principal and
                      compound interest                       189,320,833    191,631,000
                   Debt payable - principal                    38,449,857     38,486,000
                   Securities sold, not owned                 132,652,334    132,652,334


                                                                        1995
                                                             ---------------------------
                                                             Carrying
                                                             Amounts        Fair Value
                                                             ------------   ------------
                 Financial assets:
                   Cash and cash equivalents                 $ 32,798,627   $ 32,798,627
                   Investments:
                      Available-for-sale securities            31,829,980     31,829,980
                      Held-to-maturity securities             188,073,542    182,063,885
                   Real estate contracts and mortgage
                      notes receivable                        580,158,575    608,775,000
                   Other receivable investments                41,591,415     45,446,000
                 Financial liabilities:
                   Debenture bonds - principal and
                      compound interest                       198,286,390    205,004,000
                   Debt payable - principal                    25,517,193     25,564,000

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


     19.  BUSINESS SEGMENT REPORTING:

          The Company principally operates in the three industry segments which encompass: (1) the investing in real estate contracts and mortgage notes receivables, other receivables and investment securities, (2) insurance and annuity operations, and (3) property development. The insurance segment also invests a substantial portion of the proceeds from insurance and annuity operations in real estate contracts and mortgage notes receivables, other receivables and investment securities.

          Information about the Company's separate business segments and in total as of and for the years ended September 30, 1996, 1995 and 1994 are as follows:


                                                                               Property        Intersgement
                                               Investing       Insurance       Development     Elimination     Total
                                               --------------  --------------  --------------  --------------  --------------
              September 30, 1996:
                Revenues                       $   37,093,527  $   92,893,077  $   33,948,826  $   (7,063,061) $  156,672,179
                Income (loss) from operations       9,869,632       6,080,155      (3,567,973)                     12,381,814
                Identifiable assets, net          237,724,744   1,133,741,015      68,148,987    (156,955,928)  1,282,658,826
                Depreciation and amortization       1,388,222         181,093       3,048,349                       4,617,664
                Capital expenditures                1,325,151          44,651                                       1,369,802

              September 30, 1995:
                Revenues                           29,861,448      88,344,548      27,178,017      (7,276,528)    138,107,483
                Income (loss) from operations       5,573,034       4,695,158        (784,452)                      9,483,740
                Identifiable assets, net          204,166,053     929,358,768      78,272,958    (131,329,779)  1,078,468,000
                Depreciation and amortization       1,172,856         119,476       1,730,901                       3,023,233
                Capital expenditures                  811,006          83,667                                         894,673

              September 30, 1994:
                Revenues                           35,687,861      91,047,193      18,932,334      (7,481,425)    138,185,963
                Income (loss) from operations      (3,421,338)     13,291,685      (1,175,586)                      8,694,761
                Identifiable assets, net          199,843,275     935,051,736      60,678,188    (132,283,296)  1,063,289,903
                Depreciation and amortization       1,203,909          84,918         777,538                       2,066,365
                Capital expenditures                  453,842          17,255                                         471,097


     20.  PARENT COMPANY ONLY FINANCIAL STATEMENTS:

          The condensed balance sheets of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan" or the "parent company") at September 30, 1996 and 1995 are as follows:

                                                                 1996           1995
                                                             ------------   ------------
                             ASSETS

              Cash and cash equivalents                      $  4,807,147   $ 15,965,359
              Investments                                       8,840,977      6,153,393
              Real estate contracts and mortgage notes
                 receivable and other receivable investments   72,018,452     30,429,638
              Real estate held for sale and development        69,360,885     48,574,018
              Allowance for losses on real estate assets       (6,297,676)    (3,108,597)
              Equity in subsidiary companies                   97,302,358    117,281,602
              Land, buildings and equipment, net                9,376,863      9,049,942
              Prepaid expenses and other assets, net           12,620,101     10,243,463
              Accounts and notes receivable, net                5,190,592        893,983
              Receivables from affiliates                      24,626,214     43,812,436
                                                             ------------   ------------
                   Total assets                              $297,845,913   $279,295,237
                                                             ============   ============
                            LIABILITIES

              Debenture bonds and accrued interest           $192,173,751   $201,311,873
              Debt payable                                     13,155,334      5,645,410
              Accounts payable and accrued expenses             7,463,342      2,917,769
              Deferred underwriting fee income                 38,710,154     28,849,743
                                                             ------------   ------------
                   Total liabilities                          251,502,581    238,724,795
                                                             ------------   ------------
                         STOCKHOLDERS' EQUITY

              Preferred stock, $10 par (liquidation
                 preference, $49,495,906 and $47,825,310,
                 respectively)                                 21,518,198     21,627,106
              Subordinate preferred stock, no par                      --             --
              Common stock, $2,250 par                            293,417        293,417
              Additional paid-in capital                       16,791,670     14,917,782
              Retained earnings                                 8,731,070      4,561,554
              Net unrealized losses on investments               (991,023)      (829,417)
                                                             ------------   ------------
                   Total stockholders' equity                  46,343,332     40,570,442
                                                             ------------   ------------
                   Total liabilities and stockholders'
                      equity                                 $297,845,913   $279,295,237
                                                             ============   ============

          Metropolitan's condensed statements of income for the years ended September 30, 1996, 1995 and 1994 are as follows:

                                                    1996          1995          1994
                                                ------------   -----------   -----------
              Revenues:
                 Interest and earned discounts   $ 8,303,775   $ 8,721,451   $ 8,756,861
                 Fees, commissions, service and
                   other income                   28,567,964    21,788,065    15,056,870
                 Real estate sales                23,499,363     4,700,560     7,607,652
                 Realized net gains on sales of
                   investments and receivables     2,357,010     1,134,510       366,409
                                                 -----------   -----------   -----------
                      Total revenues              62,728,112    36,344,586    31,787,792
                                                 -----------   -----------   -----------
              Expenses:
                 Interest, net                    15,630,068    16,205,083    17,616,074
                 Cost of real estate sold         22,266,024     3,719,349     7,330,073
                 Provision for losses on real
                   estate assets                   4,578,315     2,316,354       737,042
                 Salaries and employee benefits   12,085,532    10,035,360     9,332,118
                 Other operating expenses          1,523,541       816,134     2,142,358
                                                 -----------   -----------   -----------
                      Total expenses              56,083,480    33,092,280    37,157,665
                                                 -----------   -----------   -----------
              Income (loss) from operations
                 before income taxes and equity
                 in net income of subsidiaries     6,644,632     3,252,306    (5,369,873)
              Income tax benefit (provision)      (2,268,916)   (1,105,581)    1,813,051
                                                 -----------   -----------   -----------
              Income (loss) before equity in
                 net income of subsidiaries        4,375,716     2,146,725    (3,556,822)
              Equity in net income of
                 subsidiaries                      3,661,948     4,155,921     9,034,578
                                                 -----------   -----------   -----------
              Net income                         $ 8,037,664   $ 6,302,646   $ 5,477,756
                                                 ===========   ===========   ===========

          Metropolitan's condensed statements of cash flows for the years ended September 30, 1996, 1995 and 1994 are as follows:

                                                    1996          1995          1994
                                                ------------   -----------   -----------
              Cash flows from operating
                 activities:
                   Net income                    $ 8,037,664   $ 6,302,646   $ 5,477,756
                   Adjustments to reconcile
                      net income to net cash
                      provided by operating
                      activities                  12,717,338    (3,909,025)   (3,679,005)
                                                 -----------   -----------   -----------
              Net cash provided by operating
                 activities                       20,755,002     2,393,621     1,798,751
                                                 -----------   -----------   -----------
              Cash flows from investing
                 activities:
                   Principal payments on real
                      estate contracts and
                      mortgage notes receivable
                      and other receivable
                      investments                 12,480,667     5,069,237    10,550,918
                   Proceeds from sales of real
                      estate contracts and
                      mortgage notes receivable
                      and other receivable
                      investments                 24,297,171    34,946,274
                   Acquisition of real estate
                      contracts and mortgage
                      notes and other receiv-
                      able investments           (32,175,162)  (18,449,630)   (6,520,436)
                   Proceeds from real estate
                      sales                        9,221,958     1,876,900     2,915,452
                   Proceeds from sales of
                      investments                  3,294,326     7,647,099       361,132
                   Proceeds from maturities of
                      investments                  5,800,000
                   Purchase of investments       (11,689,836)  (12,108,637)     (399,465)
                   Additions to real estate
                      held for sale and develop-
                      ment                       (17,191,856)  (12,483,117)   (7,945,133)
                   Capital expenditures           (1,271,041)     (803,302)     (469,475)
                   Net change in investment
                      in and advances to
                      subsidiaries               (16,293,198)   (9,591,121)    6,332,550
                                                 -----------   -----------   -----------
                        Net cash provided by
                          (used in) investing
                          activities             (23,526,971)   (3,896,297)    4,825,543
                                                 -----------   -----------   -----------

                                                    1996          1995          1994
                                                ------------   -----------   -----------
              Cash flows from financing
                 activities:
                   Net borrowings (repayments)
                      from banks and others        7,497,807     4,156,501    (3,324,722)
                   Issuance of debenture bonds     9,125,303    53,120,179    46,414,738
                   Issuance of preferred stock     2,135,714     4,513,293     1,772,649
                   Repayment of debenture bonds  (22,906,185)  (48,970,828)  (51,610,174)
                   Cash dividends                 (3,868,148)   (4,539,503)   (3,510,338)
                   Redemption and retirement of
                      stock                         (370,734)     (266,460)     (775,742)
                                                 -----------   -----------   -----------
                        Net cash provided by
                          (used in) financing
                          activities              (8,386,243)    8,013,182   (11,033,589)
                                                 -----------   -----------   -----------
              Net increase (decrease) in cash
                 and cash equivalents            (11,158,212)    6,510,506    (4,409,295)

              Cash and cash equivalents at
                 beginning of year                15,965,359     9,454,853    13,864,148
                                                 -----------   -----------   -----------
              Cash and cash equivalents at
                 end of year                     $ 4,807,147   $15,965,359   $ 9,454,853
                                                 ===========   ===========   ===========

          Non-cash investing and financing activities not included in Metropolitan's condensed statements of cash flows for the years ended September 30, 1996, 1995 and 1994 are as follows:

                                                    1996          1995          1994
                                                ------------   -----------   -----------
              Loans to facilitate the sale of
                 real estate                     $14,277,405   $ 2,823,660   $ 4,692,200
              Real estate acquired through
                 foreclosure                         198,454     1,219,983     2,166,655
              Debt assumed with acquisition of
                 real estate contracts and
                 mortgage notes and debt assumed
                 upon foreclosure of real estate
                 contracts                                         113,876        81,530
              Change in net unrealized gains
                 (losses) on investments            (161,606)    2,005,960    (3,371,012)
              Increase in assets and liabili-
                 ties associated with liquida-
                 tion of subsidiary:
                   Real estate contracts and
                      mortgage notes receivable   30,052,954

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     20.  PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:


                                                    1996          1995          1994
                                                ------------   -----------   -----------
              Real estate held for sale           27,915,041
              Allowance for losses on
                 real estate assets                1,107,129
              Land, building and equipment,
                 net                                  15,518
              Other assets                         1,911,314
              Accounts receivable                  2,963,966
              Debt payable                            13,948
              Accounts payable and accrued
                 expenses                          2,759,214
              Investments in and advances to
                 subsidiaries                     58,978,502

          Accounting policies followed in the preparation of the preceding condensed financial statements of Metropolitan (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

          At September 30, 1996 and 1995, Metropolitan's debt payable consists of the following:

                                                                  1996          1995
                                                               -----------   -----------
              Reverse repurchase agreement with a securities
                 broker, interest at 5.8% per annum, due
                 October 1, 1996; collateralized by
                 $2,700,000 in U.S. government-backed bonds    $ 2,678,500

              Reverse repurchase agreement with a securities
                 broker, interest at 6.75% per annum, due
                 October 2, 1995; collateralized by
                 $5,000,000 in U.S. Treasury bonds                           $ 4,606,625

              Real estate contracts and mortgage notes
                 payable, interest rates ranging from 3% to
                 10.9%, due in installments through 2016;
                 collateralized by senior liens on certain
                 of the Company's real estate contracts,
                 mortgage notes and real estate held for
                 sale                                           10,456,496     1,016,616

                 Accrued interest payable                           20,338        22,169
                                                               -----------   -----------
                                                               $13,155,334   $ 5,645,410
                                                               ===========   ===========

          Aggregate amounts of principal payments due on the parent company's debt payable are expected to be as follows:

            Fiscal Year Ending
              September 30,
            ------------------

                  1997                              $  3,040,000
                  1998                                   364,000
                  1999                                   393,000
                  2000                                   356,000
                  2001                                   374,000
                Thereafter                             8,628,334
                                                    ------------
                                                    $ 13,155,334
                                                    ============

          At September 30, 1996 and 1995, Metropolitan's debenture bonds payable consisted of the following:

                                       Principally
              Annual Interest Rates    Maturing in               1996           1995
              ---------------------    -------------------   ------------   ------------
              5% to 6%                 1997                  $    537,000   $  2,486,000
              6% to 7%                 1997, 1998 and 1999      4,979,000      6,911,000
              7% to 8%                 1999 and 2000           51,261,000     50,165,000
              8% to 9%                 1997, 1998 and 2000     84,372,000     85,258,000
              9% to 10%                1997                    20,136,000     30,044,000
              10% to 11%               1998 and 1999            1,749,000      1,951,000
                                                             ------------   ------------
                                                              163,034,000    176,815,000
              Compound and accrued interest                    29,139,751     24,496,873
                                                             ------------   ------------
                                                             $192,173,751   $201,311,873
                                                             ============   ============

          Unamortized debenture issuance costs totaled $2,597,477 at September 30, 1996 and $3,390,744 at September 30, 1995.

          Maturities of the parent company's debenture bonds are as follows:

            Fiscal Year Ending
              September 30,
            ------------------
                   1997                             $ 50,030,000
                   1998                               52,163,000
                   1999                               41,335,000
                   2000                               40,408,000
                   2001                                5,877,000
                Thereafter                             2,360,751
                                                    ------------
                                                    $192,173,751
                                                    ============

          Metropolitan had the following related party transactions with its various subsidiaries and affiliated entities:

                                                    1996          1995          1994
                                                 -----------   -----------   -----------
              Dividends received:
                 Summit Securities, Inc.                                     $ 1,422,007
                 Old Standard Life Insurance
                   Company                                     $ 1,922,000       700,000
                 Metropolitan Mortgage &
                   Securities Co. of Alaska      $ 1,243,950                     225,000
                 Spokane Mortgage Co.                              125,000     1,800,000
                 Western United Life Assurance
                   Company                           441,510       288,208     2,604,875
                 Beacon Properties, Inc.             185,000       360,000       330,000
                 Consumers Group Holding Co.,
                   Inc.                            1,880,450       723,250     6,791,358
                 Metropolitan Mortgage Hawaii,
                   Inc.                                                        1,770,000
                 Metropolitan Investment
                   Securities, Inc.                                138,950
                 Broadmore Park Factory Outlet,
                   Inc.                               85,000
                                                 -----------   -----------   -----------
                                                 $ 3,835,910   $ 3,557,408   $15,643,240
                                                 ===========   ===========   ===========

              Fees, commissions, service and
                 other income                    $26,969,251   $18,829,557   $13,814,334
              Interest income                      1,858,521     4,152,257     3,218,813


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

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
     ACCOUNTING AND FINANCIAL DISCLOSURE.

     N/A.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     See "Management" under Item 1.

ITEM 11.  EXECUTIVE COMPENSATION.

     See "Executive Compensation" under Item 1.
        See    "Compensation   Committee   Interlocks   and   Insider
Participation"
          under ITEM 1.

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


Spokane, Washington
December 6, 1996

Schedule I

                       SUMMARY OF INVESTMENTS
              OTHER THAN INVESTMENTS IN RELATED PARTIES
            METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                         September 30, 1996

Column A                           Column B      Column C     Column D
                                                             Amount At
                                                            Which Shown
                                  Amortized       Market     On Balance
                                     Cost         Value        Sheet
TYPE OF INVESTMENTS

FIXED MATURITIES
Investments:
  U.S. Government and Government
    Agencies and Authorities   $ 71,938,231  $ 67,466,222  $ 71,460,561
  Corporate Bonds                32,287,052    31,649,223    31,851,940
  Utility Bonds                   7,992,386     7,766,837     7,956,489
  Mortgage and Asset Backed Bonds
    and pass through certificates52,030,232    50,868,534    52,030,232
                               ------------  ------------  ------------
TOTAL FIXED MATURITIES          $164,247,901  $157,750,816  $163,299,222
                               ============  ============  ============
Equity Securities               $      1,592  $      3,766  $      3,766
                               ============  ============  ============
Real Estate Contracts and
  Mortgage Notes
  Receivables                  $650,933,330                $650,933,330
Real Estate Held for Sale and
  Development (Including
  $36,158,099 Acquired in
  Satisfaction of Debt)          84,333,288                  84,333,288
                               ------------                ------------

Total Real Estate Assets         735,266,618                 735,266,618

Less Allowances for Losses on
  Real Estate Assets           (10,192,584)                (10,192,584)
                               ------------                ------------
NET REAL ESTATE ASSETS          $725,074,034                $725,074,034
                               ============                ============

OTHER RECEIVABLE INVESTMENTS    $107,494,150                $107,494,150
                                ===========                 ===========
OTHER ASSETS - POLICY LOANS     $ 15,379,159                $ 15,379,159
                                ===========                 ===========

  TOTAL INVESTMENTS          $1,012,196,836              $1,011,250,331
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
                        ===========  ============  =========   ========

                                                         Schedule III

    METROPOLITAN MORTGAGE & SECURITIES CO., INC AND SUBSIDIARIES

                 SUPPLEMENTARY INSURANCE INFORMATION

                                       Benefits  Amortization
                                        Claims   of Deferred
                             Net      Losses and    Policy     Other
              Premium     Investment  Settlement Acquisition Operating
              Revenue       Income     Expenses     Costs     Expenses
             =========    ==========  ========== =========== =========
September 30, 1996
 Life Insurance
 and Annuities$3,000,000 $65,560,704  $48,301,010$ 9,140,559 $4,352,018
              ========== ===========  ====================== ==========
September 30, 1995
 Life Insurance
 and Annuities$3,000,000 $64,970,470  $45,483,802$10,300,547 $3,164,390
              ========== ===========  =========== ========== ==========
September 30, 1994
 Life Insurance
 and Annuities$2,958,000 $65,944,437  $41,918,907 $7,015,570 $2,866,794
              ========== ===========  =========== ========== ==========

                                                        Schedule IV


    METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                SUPPLEMENTARY REINSURANCE INFORMATION

                                                               Percentage
                               Ceded to    Assumed             of Amount
                    Gross       Other     From Other    Net     Assumed
                    Amount    Companies   Companies    Amount    to Net
Year Ended


September 30, 1996
 Life Insurance
 in Force.......$354,371,000 $58,679,000  $    --  $295,692,000      --
               ============ ============  =======  ============  ======
Premiums
 Life Insurance..$  3,354,830$   354,830  $    --  $  3,000,000      --
               ============ ============  =======  ============  ======

September 30, 1995
 Life Insurance
 in Force      $373,573,000  $62,906,000  $   ---  $310,667,000     ---
               ============  ===========  =======  ============   =====
 Premiums
 Life Insurance$  3,364,553  $   364,553  $   ---  $  3,000,000     ---
               ============  ===========  =======  ============   =====
September 30, 1994
 Life Insurance
 in Force      $395,837,000  $69,311,000  $   ---  $326,526,000     ---
               ============  ===========  =======  ============   =====
 Premiums
 Life Insurance$  3,345,503  $   387,503  $   ---  $  2,958,000     ---
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

                      Number                         Carrying  Delinquent
                        of     Interest             Amount of  Principal
Description        Receivables  Rates              Receivables   Amount

RESIDENTIAL                  Principally
First Mortgage >$100,000738   6%-13%           $108,873,697$  5,687,601
First Mortgage > $50,0002,500 6%-13%            161,285,463   7,443,607
First Mortgage < $50,00013,5686%-13%            261,018,755   9,129,035
Second or Lower>$100,000  1     7.5%                243,213          --
Second or Lower> $50,000  6   9%-10%                384,654          --


Second or Lower< $50,000358   6%-13%              3,487,974     191,504
COMMERCIAL
First Mortgage >$100,000248   6%-13%             52,072,095   1,248,896
First Mortgage > $50,000252   6%-13%             18,218,639     500,571
First Mortgage < $50,000447   6%-13%             11,837,475     107,111
Second or Lower>$100,000  4 9%-10.5%              1,564,708          --
Second or Lower> $50,000  3  8%-9.5%                204,917          --
Second or Lower< $50,000  9   8%-11%                192,717          --
FARM, LAND AND OTHER
First Mortgage >$100,000 67   8%-12%             14,551,734   1,101,876
First Mortgage > $50,000151   6%-13%              9,697,972     220,731
First Mortgage < $50,0002178  6%-13%             36,929,717     841,020
Second or Lower>$100,000  1      14%                100,000          --
Second or Lower> $50,000  2   9%-10%                164,743          --
Second or Lower< $50,000 40   9%-12%                349,674      28,048

Unrealized discounts, net
of unamortized acquisition
costs, on receivables
purchased at a discount                        (38,607,376)

Accrued Interest Receivable                                   8,362,559
                                               ------------ -----------
CARRYING VALUE                                 $650,933,330 $26,500,000
                                               ========================

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
                                ============  ============  ============

                             SIGNATURES
   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 18th day of June 1997 on its behalf by the undersigned, thereunto duly authorized.

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

 Signature                 Title                          Date

/s/ C. PAUL SANDIFUR, JR. President, Director and
                          Chief Executive Officer      June 18, 1997

________________________
C. Paul Sandifur, Jr.

/s/ Bruce J. Blohowiak    Chief Operating Officer
                          Executive Vice President,    June 18, 1997
                          Director
________________________


/s/ STEVEN CROOKS         Controller and Vice
                          President, Principal
                          Financial Officer            June 18, 1997
________________________
Steven Crooks


/s/ REUEL SWANSON         Secretary and Director       June 18, 1997


________________________
Reuel Swanson

/S/ Irv Marcus            Director                     June 18, 1997

________________________
Irv Marcus