Form 10-Q
period 1997-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1997-08-19
CIK 65384

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
130 SHARES - Common "A" at July 31, 1997
0 SHARES - Common "B" at July 31, 1997


METROPOLITAN MORTGAGE & SECURITIES CO., INC.
Index


Part I - Financial Information:

Item 1.	Financial Statements

   Consolidated Condensed Balance Sheets --
     June 30, 1997 and
     September 30, 1996	(unaudited)

   Consolidated Condensed Statements of Income
     Three and Nine Months Ended June 30, 1997 and 1996 (unaudited)

   Consolidated Condensed Statements of Cash Flows
     Nine Months Ended June 30, 1997 and 1996
     (unaudited)

   Notes to Consolidated Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

Item 3:  Quantative and Qualitative Disclosures about Market Risk

	Not currently applicable.  Pursuant to General Instructions to
Item 305, disclosures are applicable to the registrant in filings with the commission that include financial statements for fiscal years ended after June 15, 1998.


                       Part I - Financial Information


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                                 June 30,         September 30,
                                                   1997                1996
								(unaudited)
ASSETS
  Cash and Cash Equivalents                    $   42,414,304    $   35,226,746
  Restricted Cash and Cash Equivalents                              132,652,334
  Investments:
    Trading Securities, at Market                   8,902,636
    Available-for-Sale Securities,
	at market                                    47,186,351        38,554,498
    Held-to-Maturity Securities,
     at amortized cost (market value
	$114,929,073 and $119,200,084)              118,446,213       124,748,490
  Accrued Interest on Investments                   2,342,360         1,516,390
                                               --------------     -------------
      Total Cash and Investments                  219,291,864       332,698,458
                                               --------------     -------------
  Real Estate Contracts and Mortgage
    Notes and Other Receivables                   792,159,770       758,427,480
  Real Estate for Sale and
    Development - Including
    Foreclosed Real Estate                         81,404,957        84,333,288
                                                -------------     -------------
  Total Receivables and
    Real Estate Assets                            873,564,727       842,760,768
  Less Allowance for Losses                        (9,500,783)      (10,192,584)
                                                -------------     -------------
      Net Receivables and
      Real Estate Assets                          864,063,944       832,568,184
                                                -------------     -------------

  Deferred Acquisition Costs, Net                  73,056,725        74,530,361

  Land, Building and Equipment - net
    of accumulated depreciation                     9,065,040         8,516,598

  Other Assets, net of allowance                   34,422,581        34,345,227
                                               --------------      ------------

    TOTAL ASSETS                               $1,199,900,154    $1,282,658,828
                                               ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.


       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      June 30,      September 30,
                                                        1997             1996
		                                        (unaudited)

LIABILITIES
 Life Insurance and Annuity Reserves             $  833,348,929    $  837,366,108
 Debenture Bonds                                    180,180,951       192,173,751
 Other Debt Payable                                  93,445,293        38,601,146
 Securities Sold, Not Owned                                           132,652,334
 Accounts Payable and Accrued
   Expenses                                          25,594,096        18,082,782
 Deferred Income Taxes                               14,759,346        15,894,831
 Minority Interest in Consolidated
   Subsidiaries                                       1,585,674         1,544,544
                                                  -------------    --------------
   TOTAL LIABILITIES                              1,148,914,289     1,236,315,496
                                                  -------------    --------------

STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D,
   E Cumulative with Variable Rate,
   $10 Par Value, Authorized 8,325,000
   Issued 2,123,556 Shares and
   2,151,820 Shares (Liquidation
   Preference $50,705,465 and
   $49,495,906, respectively)                        21,235,559        21,518,198
 Class A Common Stock - Voting,
   $2,250 Par Value, Authorized
   222 Shares, Issued 130 Shares                        293,417           293,417
 Additional Paid-In Capital                          18,287,402        16,791,670
 Retained Earnings                                   11,704,459         8,731,070
 Net Unrealized Losses on
    Investments                                        (534,972)         (991,023)
                                                   ------------     -------------
    TOTAL STOCKHOLDERS' EQUITY                       50,985,865        46,343,332
                                                   ------------     -------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $1,199,900,154    $1,282,658,828
                                                 ==============    ===============

The accompanying notes are an integral part of the consolidated financial statements.


	METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                                            Three Months Ended                         Nine Months Ended
                                                  June 30,                                  June 30,
                                          1997               1996                  1997                1996
                                         --------------------------                ---------------------------
REVENUES:
 Insurance Premiums Earned              $   750,000    $   750,000             $ 2,250,000          $ 2,250,000
 Interest and Earned Discounts           23,401,038     22,572,267              70,280,631           67,247,148
 Real Estate Sales                        9,820,370     13,326,831              23,972,756           36,618,195
 Fees, Commissions, Service
  and Other Income                        1,227,344      1,069,167               3,612,928            2,521,857
 Realized Investment Gains (Losses)       1,416,282         (3,039)               (699,877)              21,051
 Realized Gains on Sales of
  Receivables                                38,988      7,602,836              11,586,529            8,738,556
                                       ------------     ----------             ----------           -----------

  TOTAL REVENUES                         36,654,022     45,318,062             111,002,967          117,396,807
                                       ------------     ----------             -----------          -----------
EXPENSES:
 Insurance Policy and Annuity
   Benefits                              12,772,479     12,127,104              37,837,493           35,936,979
 Interest Expense                         4,309,694      4,315,805              14,128,615           12,396,569
 Cost of Real Estate Sold                 9,572,797     12,851,751              24,715,458           35,381,532
 Provision for Losses on Real
   Estate Assets                          1,400,781      1,353,838               3,397,615            3,625,331
 Salaries and Employee
   Benefits                               3,544,021      2,609,658               9,914,179            7,444,466
 Commissions to Agents                    1,614,104      2,692,753               5,838,189            8,054,364
 Other Operating and
   Underwriting Expenses                    939,060      1,793,455               4,756,478            4,952,040
 Decease (Increase) in Deferred
   Acquisition Costs                      1,223,639         65,442               1,456,012             (136,558)
                                         ----------     ----------               ---------            ---------

   TOTAL EXPENSES                        35,376,575     37,809,806             102,044,039          107,654,723
                                         ----------     ----------             ------------         -----------
Income Before Income Taxes and
   Minority Interest                      1,277,447      7,508,256               8,958,928            9,742,084
Provision For Income Taxes                 (443,662)    (2,563,902)             (3,061,713)          (3,324,295)
                                         -----------     ----------             -----------           --------

Income Before Minority
   Interest                                 833,785      4,944,354               5,897,215            6,417,789

Income of Consolidated
   Subsidiaries Allocated to
   Minority Stockholders                    (13,600)       (38,464)                (75,900)             (74,662)
                                         ----------     -----------              ---------            ---------

NET INCOME                                  820,185      4,905,890               5,821,315            6,343,127

Preferred Stock Dividends                (1,060,687)    (1,006,688)             (3,097,647)          (2,830,583)
                                        -----------     -----------             ----------            ---------
Income (Loss) Applicable to
   Common Stockholders                  $  (240,502)   $ 3,899,202              $2,723,668          $ 3,512,544
                                        ===========    ===========              ==========          ===========

The accompanying notes are an integral part of the consolidated financial statements.



       METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Nine Months Ended
                                                       June 30,
                                                1997             1996
                                               -----------------------

Net Cash Provided By  (Used In)
  Operating Activities                       $(95,354,775)   $ 38,669,083
                                              ------------    -----------
Cash Flows From Investing Activities:
Change in Restricted Cash and Cash
    Equivalents                               132,652,334
Principal Payments on Real Estate
    Contracts and Mortgage Notes
    and Other Receivables                      88,032,412      87,452,164
Proceeds From Real Estate Sales                 6,045,297       9,600,449
Proceeds From Investment Maturities            14,371,647      23,497,107
Proceeds from Sale of Available-
    for-Sale Securities                        22,556,364      31,684,176
Purchase of Available-for-Sale
    Securities                                (46,409,515)     (4,289,580)
Purchase of Held-to-Maturity
    Securities                                    (99,625)    (12,181,445)
Proceeds From Sale of Real Estate
    Contracts and Mortgage Notes
    and Other Receivables                     184,761,380     135,535,851
Acquisition of Real Estate Contracts and
     Mortgage Notes and Other Receivables    (285,109,122)   (297,574,808)
Additions to Real Estate Held                 (16,563,297)    (23,267,320)
Capital Expenditures                           (1,335,335)     (1,012,383)
                                              -----------     ------------

Net Cash Provided By (Used In)
    Investing Activities                       98,902,540     (50,555,789)
                                              -----------     ------------
Cash Flows From Financing Activities:
Net Change in Short Term Borrowings from
  Brokers and Banks                            55,948,711      (4,750,375)
Receipts From Life and Annuity Products        48,298,041      84,971,944
Withdrawals on Life and Annuity Products      (87,604,090)    (75,290,856)
Repayment to Banks and Others                  (2,326,345)     (2,002,042)
Issuance of Debenture Bonds                    24,988,240       7,650,338
Issuance of Preferred Stock                     1,667,187       1,596,054
Repayment of Debenture Bonds                  (34,029,931)    (19,276,305)
Preferred Stock Dividends                      (3,097,647)     (2,830,622)
Redemption of Capital Stock                      (454,094)       (311,935)
Receipt of Contingent Sale Price
  for Subsidiary Sold to Related Party            249,721
                                               ----------     -------------

Net Cash Provided By (Used In)
  Financing Activities                          3,639,793     (10,243,799)
                                              -----------    -------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                              7,187,558     (22,130,505)
Cash and Cash Equivalents at Beginning
  of Period                                    35,226,746      32,798,627
                                             ------------    ------------

Cash and Cash Equivalents at End
  of Period                                  $ 42,414,304    $ 10,668,122
                                             ============    ============

The accompanying notes are an integral part of the consolidated financial statements


                METROPOLITAN MORTGAGE & SECURITIES CO., INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.	In the opinion of the Company, the accompanying
unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations for the three and nine months ended June 30, 1997 and 1996 and the changes in cash flows for the nine months ended June 30, 1997 and 1996.
The results of operations for the nine month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1996 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1996 Form 10-K.

2.	The principal amount of receivables as to which payments
were in arrears more than three months was $30,800,000 at June 30, 1997 and $26,500,000 at September 30, 1996.

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

6.	In December 1995, the Company reassessed the
appropriateness of the classifications of its securities investments. Based on this reassessment, the Company transferred $72,572,322 of securities from the Held-to-
Maturity classification to the Available-for-Sale classification. This transfer was based on guidance included in the special report issued by the Financial
Accounting Standards Board, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities".

	Additionally, during the quarter ended June 30, 1997, the Company transferred $8,057,636 of residual class certificates from prior receivable securitizations from the Available-for-Sale classification to the Trading classification. SFAS No. 115 establishes that trading securities are to be measured at fair market value with unrealized gains and losses included in earnings. During the quarter ended June 30, 1997, $845,000 of unrealized gains on trading securities are included in net earnings.

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

	On February 21, 1997, WULA entered into a reinsurance agreement with OSL, whereby WULA agreed to reinsure 75% of certain single premium deferred annuity contracts. The amount of deferred annuity contracts coinsured with OSL totaled approximately $21.3 million at June 30, 1997.

Financial Condition and Liquidity:

	As of June 30, 1997, the Company had cash or cash equivalents of $42.4 million and liquid investments (trading or available-for-sale securities) of $56.1 million compared to $20.1 million in cash or cash equivalents and $76.0 million in liquid investments at March 31, 1997, $63.2 million in cash and cash equivalents and $56.7 million in liquid investments at December 31, 1996 and $35.2 million in cash and cash equivalents and $38.6 million in liquid investments at September 30, 1996. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. At June 30, 1997, total cash and investments, including restricted cash and held-to-maturity securities, were $219.3 million as compared to $332.7 million at September 30, 1996. During the nine month period ended June 30, 1997, the Company used approximately $95.4 million in its operating activities including $132.7 million to close the previously described short sale of U.S. Treasury securities. Funds provided by investing activities of $98.9 million resulted primarily from changes in restricted cash of $132.7 million, sale proceeds and collections of receivables of $272.8 million, investment maturities of $14.4 million, real estate sales proceeds of $6.0 million and proceeds from investment securities of $22.6 million being offset by new receivable acquisitions of $285.1 million, purchase of investment securities of $46.5 million, addition to real estate held of $16.6 million and other capital expenditures of $1.3 million. Funds provided by financing activities of $3.6 million were primarily the result of an increase of $55.9 million in short-term borrowings, $1.2 million net cash inflow from preferred stock sales less redemptions and a $250,000 contingent price adjustment on the sale of a subsidiary, all of which were used to finance a net cash outflow of $39.3 million in life and annuity products, finance a net cash outflow of $9.0 million in debenture bonds, repayments to banks and others of $2.3 million and payment of preferred stock dividends of $3.1 million.

	The receivable portfolio totaled $792.2 million at June 30, 1997 compared to $720.7 million at March 31, 1997, $703.2 at million December 31, 1996 and $758.4 million at September 30, 1996. During the nine months ended June 30, 1997, the increase primarily resulted from the acquisition of receivables totaling $285.1 million plus an additional $17.9 million in loans to facilitate the sale of real estate being partially offset by principal collections on receivables of $88.0 million, reduction for the cost basis of receivables sold of $173.2 million and reductions due to foreclosed receivables of approximately $9.8 million.

	Real estate held for sale and development decreased to $81.4 million at June 30, 1997 from $82.2 million at March
31, 1997, $84.2 million at December 31, 1996 and $84.3
million at September 30, 1996.  For the nine months ended
June 30, 1997, real estate additions of $27.1 million, including $10.6 million of foreclosed receivables, were offset by costs of real estate sold of $24.7 million, depreciation of $2.6 million and charge-offs to the allowance for losses of $2.7 million.

	Life insurance and annuity policy reserves decreased $4.1 million during the nine months ended June 30, 1997 to approximately $833.3 million from $837.4 million at September 30, 1996. This decrease resulted from credited earnings of $35.3 million offset by a $39.3 million of net cash outflow as receipts from sales of new life and annuity products of $48.3 million were exceeded by withdrawals of $87.6 million from existing policies. Additionally, current year sales of annuity products have been reduced through reinsurance of over $21 million of annuity products to OSL through June 30, 1997. Net debenture bonds outstanding decreased by $12.0 million to $180.2 million at June 30, 1997 from $192.2 million at September 30, 1996. Net cash outflow from maturities less issuance of debentures was approximately $9.0 million plus an additional $3.0 million decrease in credited interest held. The Company had cash flow, net of redemptions, of approximately $1.2 million from the sale of preferred stock and reinvestment of preferred stock dividends during the nine months ended June 30, 1997. During the nine month period ended June 30, 1997, the Company increased the portion of its other debt payable represented by short term borrowings by $55.9 million to an approximate outstanding amount of $91.4 million on June 30, 1997.

	At June 30, 1997, the Company had negotiated lines-of-credit with Contitrade Services, LLC and Smith Barney
Mortgage Capital Group. The Conti line was for $25 million secured by timeshare receivables. The Company had drawn $17 million with interest at one-month libor + 250 bpts. as of June 30, 1997. The Smith Barney line was for $100 million secured by first position residential contracts and mortgages. The Company had drawn $25 million with interest at one-month libor + 100 bpts as of June 30, 1997. Both lines were granted in conjunction with planned securitizations of timeshare receivables and residential mortgages.

	Total assets decreased by $82.8 million to $1,199.9 million at June 30, 1997 from $1,282.7 million at September 30, 1996. At June 30, 1997, the Company had net unrealized losses on securities available-for-sale in the amount of $535,000 as compared to unrealized losses of $1.0 million at September 30, 1996. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.

Results of Operations:

	The Company recorded net income before preferred dividends for the nine months ended June 30, 1997 of $5,821,000 compared to $6,343,000 in the prior year's period.
 Comparing the current year's nine month period with the prior year's similar period, increases in gains from sales of receivables, increases in other fees and commission revenues, a reduction in the provision for losses on real estate assets, a reduction in commission expense and decrease in other operating expense were more than offset by a reduction in the net interest spread, increased losses from the sale of real estate, increased losses from the sale of investment securities, increases in salaries and benefits and a decrease in deferred acquisition costs (costs capitalized net of amortization).

	For the nine month period ended June 30, 1997, the Company reported a positive spread on its interest sensitive assets and liabilities of $20.6 million as compared to $21.2 million in the prior year's period. The reduction was primarily the result of a reduction in the receivable portfolio due to the securitization sale in November 1996 which took several months to reinvest along with the contraction in portfolio investment earnings rates in the current year's period as new investment yields are slightly lower than previous investments. The Company has also experienced reduced renewal rates on some of its life and annuity policies and has continued to reinsure some annuity products. Currently, the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally, the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates and thus a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities reprice faster than its assets.

	During the nine months ended June 30, 1997, the Company realized net losses from the sale of investments of $700,000 compared to net gains of $21,000 in the prior year's period.
 The current period loss was primarily the result of a short sale of U.S. Treasury securities. The short sale was used by the Company as an economic hedge of its receivable securitization in November 1996. The $2.5 million loss on the short sale was partially offset by gains on sales of investment securities and gains on trading securities. Additionally, in the current year's period, the Company realized gains of $11.6 million from the sale of approximately $173.2 million of receivable investments, while in the prior year, sales of approximately $135.5 million of receivable investments produced realized gains of $8.7 million. The Company realized losses of $743,000 on sales of $24.0 million of real estate in the current year's period compared to net gains of $1.2 million on sales of $36.6 million in the prior year. Significant in the current year compared to the prior year is the level of the Company's timeshare sales at its resort in Hawaii. In the current year, the Company has recorded timeshare sales of
approximately $10.4 million with losses of $1.8 million as compared to sales of $18.7 million and losses of $.8 million in the prior year.  The Company has experienced an
improvement in timeshare sales during the last two months and expects future timeshare operations to continue to improve as an off-site sales office has been closed which should reduce operating expenses and the Company's selling agent has replaced the project and sales managers. The Company anticipates that these changes will improve the results from
timeshare operations in the future.   It has been the policy
of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities.

	In the nine months ended June 30, 1997, the Company recorded other fees and commission revenues of $3.6 million as compared to $2.5 million in the prior year. The increase in the current year is primarily the result of net servicing revenues related to the receivable securitizations.

	In the nine months ended June 30, 1997, the Company made provisions for losses on receivables and real estate assets of approximately $3.4 million as compared to $3.6 million in the prior year's period. The decreased provision in the current year is primarily the result of the decrease in the Company's portfolio of real estate held for sale and development. The Company has experienced a slight increase in receivable delinquency rates; however, a stable to improving real estate market has offset the effects of the delinquency rate increases.

	In comparing the three months ended June 30, 1997 with the prior year's similar period, net income was $820,000 on revenues of $36.7 million as compared to net income of $4.9 million on revenues of $45.3 million. The reduction in revenues was primarily the result of a $3.5 million reduction in real estate sales, with sales of $9.8 million in 1997 as compared to $13.3 million in 1996, and a decrease of $7.6 million in gains on the sale of receivables being partially offset by an increase of $1.4 million in realized investment gains, an $800,000 increase in interest income and a $160,000 increase in revenues from fees, commissions, service and other income. Prior year net income included pre-tax gains of approximately $7.1 million, after-tax $4.7 million, from a receivable securitization in May 1996.

	Net income for the comparative three months showed a substantial reduction as improvements from (1) an slight increase in the spread between interest sensitive income and interest sensitive expense, (2) an increase in realized gains on investments, and (3) a small increase in fees, commissions and service income were more than offset by (1) a small increase in losses on the sale of real estate, (2) a substantial reduction in gains from the sale of receivables,
(3) a slight increase in the provision for loss on real estate assets, (3) a small net increase in expenses, including salaries, commissions, operating expenses and deferred acquisition expenses.

	For the three months ended June 30, 1997, the net interest spread was $7.1 million compared to $6.9 million in the prior year's similar period. The increase of only $200,000 was primarily the result of the timing of the reinvestment of the proceeds from its November 1996 receivable securitization.

	During the three months ended June 30, 1997, the Company recorded gains on the sale of investments of $1.4 million.
In the prior year, the Company recorded realized losses on the sale of investments of $3,000.

	During the three months ended June 30, 1997, the Company
realized gains on the sale of receivables of $39,000 compared to $7.6 million in the prior year's similar period.
Significant in the prior year was the Company's first
receivable securitization in May 1996 at which approximately
$105.9 million in receivables were sold at gains of  $7.1
million.

	During the three months ended June 30, 1997, the Company generated approximately $1.2 million of fee revenues as compared to $1.1 million in the prior year. The increase is primarily service fee income associated with the two securitizations which the Company participated in during May
1996 and November 1996.

	The Company realized gains of $248,000 on sales of $9.8 million of real estate in the current year's three month period as compared to gains of $475,000 on sales of $13.3 million of real estate in the prior year's period. The
Company continues to actively sell its real estate in order to return the investment to an earning asset and reduce operating expenses associated with the holding of real estate. Included in the current year were approximately $168,000 in losses on sales of approximately $3.4 million in timeshare sales, while the prior year included losses of $85,000 on sales of $6.0 million.

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

	In June 1997, SFAS No.130, "Comprehensive Income" was issued. SFAS No.130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No.130 requires that amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be included in comprehensive income in the financial statements.
 SFAS No.130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No.130 on the consolidated financial statements.

	Also in June 1997, SFAS No.131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS No.131) was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No.130 is effective for fiscal years beginning after December 31, 1997. Management has not yet determined the effect, if any, of SFAS No.131 on the consolidated financial statements.




                        PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

		There are no material legal proceedings or actions pending or threatened against Metropolitan Mortgage & Securities Co., Inc. or to which its property is subject.

Item 2.	Changes in Securities

		None

Item 3.	Defaults Upon Senior Securities

		None

Item 4.	Submission of Matters to a Vote of Security Holders

		There were no matters submitted to a vote of Security Holders during the reporting period.

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

                     METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                   (Registrant)


                          /s/STEVEN CROOKS

Date	August 19, 1997
                         ---------------------------------------------
                            Steven Crooks
                            Vice President
                            Principal Financial Officer




      <