Form 10-K405
period 1997-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1998-01-08
CIK 65384

                         United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

      For the fiscal year ended September 30, 1997

                              OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ____________ to ____________

                  Commission file number 2-63708

           METROPOLITAN MORTGAGE & SECURITIES CO., INC.

A WASHINGTON CORPORATION            IRS EMPLOYER NO.:  91-0609840

       929 WEST SPRAGUE AVENUE, SPOKANE, WASHINGTON  99201
                          (509)838-3111

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Series:

Variable Rate Cumulative Preferred Stock, Series C
Variable Rate Cumulative Preferred Stock, Series D
Variable Rate Cumulative Preferred Stock, Series E-1
Variable Rate Cumulative Preferred Stock, Series E-2
Variable Rate Cumulative Preferred Stock, Series E-3
Variable Rate Cumulative Preferred Stock, Series E-4
Variable Rate Cumulative Preferred Stock, Series E-5
Variable Rate Cumulative Preferred Stock, Series E-6
Variable Rate Cumulative Preferred Stock, Series E-7

__________________________________________________________________
                               (Title of Class)

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1997.

      Class A Common Stock: 130

      Documents incorporated by reference:  None

                                    PART I

ITEM 1.     BUSINESS

      For ease of reading, the following is a compilation of several of the defined terms which appear regularly within this document.

      Consolidated Group: This term refers to the combined businesses consisting of Metropolitan and all of its subsidiaries.

      Debentures: This term refers jointly to all Series of Debentures issued by Metropolitan.

      Metropolitan: This term refers to the parent company, Metropolitan Mortgage & Securities, Co., Inc., exclusive of its subsidiaries.

      Metwest:  Metwest Mortgage Services, Inc., a subsidiary of Metropolitan.

      Preferred Stock: This term refers jointly to all Series of Preferred Stock issued by Metropolitan.

      Receivables: Investments in cash flows, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments.

      Western United: Western United Life Assurance Company, a subsidiary of Metropolitan.

      Affiliated Companies: The following companies are affiliated with Metropolitan through the common control of C. Paul Sandifur, Jr. Metropolitan and its subsidiaries provide services to these companies for a fee and engage in various business transactions with these companies. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

            Arizona Life:  Arizona Life Insurance Company

            MIS:  Metropolitan Investment Securities, Inc.

            Old Standard:  Old Standard Life Insurance Company.

            Summit:  Summit Securities, Inc.

            Summit PD:  Summit Property Development, Inc.

                       ORGANIZATIONAL CHART
                    (as of September 30, 1997)

           METROPOLITAN MORTGAGE & SECURITIES CO., INC.
_________________________________|________________________________
              |                  |                |
             100%                |              96.5%*
       Metwest Mortgage          |         Consumers Group
        Services, Inc.           |         Holding Co, Inc.
                                 |                |
                                 |              100%
                                 |       Consumers Insurance
                                 |            Co., Inc.
                                 |                |
                                 |              75.5%
                               24.5% ->     Western United
                                          Life Assurance Co.

      The above chart lists the Consolidated Group's principal operating subsidiaries and their ownership.

      Metropolitan Mortgage & Securities Co., Inc.: Parent organization, invests in Receivables and other investments, including real estate development, with proceeds from Receivable investments, other investments, and securities offerings.

      Consumers Group Holding Co., Inc.: A holding company, its sole business activity currently being that of a shareholder of Consumers Insurance Co., Inc.

      Consumers Insurance Co., Inc.: Inactive property and casualty insurer, its principal business activity currently being that of a shareholder of Western United Life Assurance Company.

      Western United Life Assurance Company: Metropolitan's largest active subsidiary and the largest active company within the Consolidated Group, is engaged in investing in Receivables and other investments principally funded by life insurance policy and annuity contract sales.

      Metwest Mortgage Services, Inc.: Performs loan origination, collection and servicing functions. It is an FHA/HUD licensed servicer and lender, and is licensed as a Fannie Mae seller/servicer.

      * The remaining 3.5% of Consumers Group Holding Co., Inc. is owned by Summit.

                                   BUSINESS

OVERVIEW

      Metropolitan was established in 1953. Through growth and acquisitions, it has developed into a diversified institution, with assets exceeding $1 billion. Its principal subsidiaries are Western United, an annuity and life insurance company, and Metwest, a Receivable servicer and loan originator.

      The Consolidated Group's principal business activity is investing in Receivables. The Receivables primarily consist of real estate contracts and promissory notes collateralized by first liens on real estate. The Consolidated Group predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing. This market is commonly referred to as the non-conventional or "B/C" market. See "BUSINESS-Receivable Investments." In addition to investing in existing Receivables, the Consolidated Group began originating "B/C" loans during late fiscal 1996 through Metwest. See "BUSINESS-Receivable Investments-Loan Originations Sources." Metropolitan and its subsidiaries also acquire other types of Receivables, including but not limited to lottery prizes, structured settlements and annuities. See "BUSINESS-Receivable Investments-Lotteries, Structured Settlements and Annuities Sources."

      All Receivables are purchased at prices calculated to provide a desired yield. Often, in order to obtain the desired yield, a Receivable will be purchased at a discount from its face amount, or at a discount from its present value. See "BUSINESS-Yield and Discount Considerations." The Consolidated Group strives to achieve a positive spread between its investments and its cost of funds.

      Metwest performs all Receivable servicing and collections for itself, Metropolitan, Western United, and for others. See "BUSINESS-Receivable Investments-Servicing and Collection Procedures, and Delinquency Experience" & "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

      In addition to the Consolidated Group's Receivable investments, Western United and to a lesser extent Metropolitan invest funds in securities which predominantly consist of corporate bonds, U.S. Treasury and government agency obligations, mortgage-backed securities and other securities, including security hedging investments and the subordinate certificates and residual interests created out of Receivable securitizations. See

 "BUSINESS-Securities Investments" & "BUSINESS-Receivable Investments-Receivable Sales."

      The Consolidated Group has developed several funding sources. These sources include the sale of assets including sales through securitizations; collateralized borrowing; Receivable investment income; the issuance of annuity and life insurance policies; the sale of debentures and preferred stock; and the sale of real estate and securities portfolio earnings. See "BUSINESS-Method of Financing."

      Metropolitan also sells and develops real estate primarily as the result of repossessions of Receivables. In addition, Metropolitan is the developer of a timeshare resort, Lawai Beach Resort, located on Kauai, Hawaii. See "BUSINESS-Real Estate Development."

RECEIVABLE INVESTMENTS

Introduction

      Metropolitan has been investing in Receivables for its own account for over forty years. Metropolitan also provides Receivable acquisition and underwriting services to its subsidiary, Western United, and to Old Standard, Summit and Arizona Life. See "BUSINESS-Receivable Investments-Management and Receivable Acquisition Services," & "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13. The evaluation, underwriting and closing is performed at Metropolitan's headquarters in Spokane, Washington. The following information describes the Consolidated Group's Receivable acquisition and underwriting procedures as of the date of this prospectus. These practices may be amended, supplemented and changed at any time at the discretion of the Consolidated Group.

      Types of Receivables

      The Consolidated Group's Receivable acquisitions include two principal types of Receivables: 1) Receivables collateralized by real estate (both the acquisition of existing loans and the origination of loans) and 2) lottery prizes, structured settlements, annuities, and other cash flows.

      Secondary Mortgage Markets

      The market for the acquisition of existing real estate Receivables is commonly referred to as the secondary mortgage market. The private secondary mortgage market consists of individual Receivables or small pools of Receivables which are held and sold by individual investors. These Receivables are typically the result of seller-financed sales of real estate. The institutional secondary mortgage market consists of the sale and resale of Receivables which were originated or acquired by a financial institution and which are sold in groups, commonly called pools. The Consolidated Group acquires Receivables through both the private and the institutional secondary mortgage markets.

      Receivable Acquisition Volume

      Metropolitan's Receivable acquisition activities (total activities for itself and for others), grew from approximately $259.8 million in 1995, to $382.1 million in 1996 and $390.0 million in 1997. During 1997, the average monthly acquisition volume was approximately $32.5 million. At the same time, Metropolitan's median closing time decreased to approximately 14 days by September 30, 1997, in comparison to 20 days in 1996 and 23 days in 1995. Management considers closing time to be an important factor in a seller's decision to sell a Receivable to Metropolitan.

Receivables Acquisitions:  Sources, Strategies and Underwriting

      Metropolitan has developed marketing techniques and sources, and underwriting practices for each of the different types of Receivables. In general, the real estate Receivables acquired or originated by the Consolidated Group consist of non-conventional, "B/C" loans. These types of Receivables possess characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending. This type of lending requires that the lender focus on the quality of the collateral as the ultimate recourse in the event of the borrower's default and also, to a lesser extent, the ability of the borrower to repay.

      Private Secondary Mortgage Market Sources

      Historically, the majority of the Consolidated Group's Receivables are acquired through the private secondary mortgage market. See "BUSINESS-Receivable Investments-Current Mix of Receivable Investment Holdings." Metropolitan's principal source for private market Receivables has been independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable.

      Metropolitan's private secondary market acquisition strategy is designed to provide flexible structuring and pricing alternatives to the Receivable seller, and quick closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase quality Receivables. In order to enhance its position in this market, Metropolitan has implemented the following acquisition strategies: 1) centralizing acquisition activities, 2) expanding the use of Metropolitan's Receivable submission software, BrokerNet, 3) flexible and strategic pricing and closing programs, and 4) designing and implementing broker incentive programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

      Institutional Secondary Mortgage Market Sources

      Approximately $47.7 million or 15% of total Receivables acquired during fiscal 1997 were acquisitions of pools of Receivables. These portfolios of real estate Receivables are generally acquired from banks, savings and loan organizations, the Resolution Trust Corporation, the Federal Deposit Insurance Corporation and other financial institutions.

      An institutional seller typically offers a loan pool for sale in order to provide liquidity, to meet regulatory requirements, to liquidate assets, or for other business reasons. Over the years, Metropolitan has built relationships with several brokers and lenders who provide a regular flow of potential acquisitions to the institutional secondary department. In addition, other brokers learn about Metropolitan through word of mouth and contact Metropolitan directly. Finally, some leads on loan pools are generated by cold calling lending institutions or brokers.

      Institutional acquisitions are typically negotiated through direct contact with the portfolio departments at the various selling institutions, or acquired through bidding at an auction. The closing costs per loan for institutional acquisitions is generally lower than private secondary mortgage market acquisitions. However, the investment yield is also generally lower than yields available in the private market.

      Metropolitan has recently hired additional sales and support staff and is exploring new marketing methods in an attempt to increase its institutional pool purchase activities.

      Loan Originations Sources

      During the last quarter of fiscal 1996, Metropolitan's subsidiary, Metwest, began originating first lien residential mortgage loans. Metwest is currently licensed as a lender or is exempt from licensing in twenty-nine states.

      Metwest originates loans through licensed mortgage brokers who submit loan applications on behalf of the borrower. Before Metwest will enter into a broker agreement, the mortgage broker must demonstrate that it is properly licensed, experienced and knowledgeable in lending.

      During the fiscal year ended September 30, 1997, Metwest originated an average of approximately 47 loans per month. This volume was below original projections. In an effort to increase its volume, Metwest has changed management staff and is adding additional sales staff. Also, Metwest has developed several new pricing programs for loan originations. Management can give no assurance that these efforts will increase origination volume.

      Correspondent Lending

      During 1996, Metropolitan began acquiring loans through loan correspondent agreements. Under these agreements, Metropolitan agrees to acquire loans at a specified yield immediately after their origination, so long as they comply with Metropolitan's underwriting guidelines as specified in the agreements. In addition, loan correspondents may also submit loans which do not meet established underwriting guidelines for individual evaluation and pricing. Metropolitan has added staff to support growth in its correspondent lending activities. Management can give no assurance that these efforts will increase correspondent lending volumes.

      Real Estate Receivable Underwriting and Pricing

      Metropolitan's loan correspondent underwriting guidelines, and Metwest's loan origination guidelines apply criteria which include the following: evaluating the borrower's credit and income and debt to income ratios, obtaining and reviewing a current appraisal of the collateral, evaluating the property type, comparing the loan amount to the collateral value and evaluating the economics of the region where the collateral is located. For certain, but not all, loans with higher loan to value ratios, mortgage insurance is required. In addition, title insurance in an amount equal to the original loan amount is obtained. Generally, a lower credit rating would result in a higher required down payment, higher collateral value to loan amount and/or a higher interest rate. Unlike the Receivables purchased in the private secondary mortgage market, the loans originated by Metwest and the loans purchased through Metropolitan's loan correspondent program have standardized documentation and terms.

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

      Lotteries, Structured Settlements and Annuities Underwriting

      In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of the annuity policy, related documents, the credit rating of the annuity seller, the credit rating of the annuity payor (generally an insurance company), and a review of other factors relevant to the risk of purchasing a particular annuity as deemed appropriate by management in each circumstance. In the case of structured settlement annuity purchases, the underwriting guidelines of Metropolitan generally also include a review of the settlement agreement.

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

      Other Receivables

      Metropolitan continually seeks opportunities in new Receivable markets. Metropolitan currently has Receivable programs acquiring farm subsidies and similar cash flows. These programs account for a minimal amount of Metropolitan's current and projected Receivable acquisition volume. However, if new opportunities arise for the acquisition of new types of Receivables, Metropolitan is not limited from pursuing these opportunities.

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

      A greater effective yield can also be achieved through negotiating amendments to the Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments. As a result of these amendments, the cash flow may be maintained or accelerated, the latter of which increases the yield realized on a Receivable purchased at a discount from its face value.

Current Mix of Receivable Investment Holdings

      The Consolidated Group's investments in Receivables is concentrated in Receivables collateralized by first liens on single-family residential property. Management believes that this concentration in residential real estate presents a lower credit risk than would a portfolio predominantly collateralized by commercial property or unimproved land, and that much of the risk in the portfolio is further dissipated by the large numbers of relatively small Receivables, the geographic dispersion of the collateral, and the collateral value to investment amount requirements.

      At the time of acquisition, the face value of all Receivables collateralized by real estate generally range in size from approximately $15,000 to $300,000. During the fiscal year ended September 30, 1997, the average Receivable balance at the time of acquisition by the Consolidated Group was approximately $51,000. See Note 3 to the Consolidated Financial Statements under Item 8.

      Management continually monitors economic and demographic conditions throughout the country in an effort to avoid a concentration of its acquired real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

      The following charts present information on the Consolidated Group's portfolio of outstanding real estate Receivables as of September 30, 1997 regarding geographical distribution, type of real estate collateral and lien position:

      PIE CHARTS SHOWING BREAKDOWNS OF RECEIVABLES BY TYPE, SECURITY POSITION, AND ASSET TYPE:

1.    Distribution of Receivable By Collateral Type (September 30, 1997)

      Residential             70%
      Commercial              14%
      Farms, Land, Other      16%

2. Distribution of Receivables (collateralized by real estate) by Security Position (September 30, 1997)

      First Lien Position                  99%
      Second Lien or Lower Position         1%

3.    Distribution of Assets as a Percentage of Total Assets

      Cash and Cash Equivalents                      5%
      Investments                                   17%
      Receivables Collateralized by Real Estate     45%
      Other Receivables (structured settlements,
        lotteries and annuities)                    15%
      Real Estate Held                               7%
      Deferred Costs                                 7%
      Other                                          4%

      GRAPH SHOWING MAP OF THE UNITED STATES AND DISTRIBUTION OF

RECEIVABLE INVESTMENTS BY STATE:

2. This graph contains a map of the United States which identifies the percent of distribution by state of the principal amount of Receivable investments (collateralized by real estate) as of September 30, 1997, for the states with 1% or more invested:

      The following amounts are shown for the following states:

      Washington        16%
      Texas             14%
      California        10%
      Arizona            9%
      Florida            7%
      New York           5%
      Oregon             5%
      Idaho              3%
      New Mexico         3%
      Hawaii             2%
      Michigan           2%
      Montana            2%
      New Jersey         2%
      Alaska             1%
      Colorado           1%
      Connecticut        1%
      Georgia            1%
      Nevada             1%

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE
                               September 30, 1997

      At September 30, 1997, the Consolidated Group held first position liens associated with contracts and mortgage notes receivable with a face value of approximately $520.6 million (99%) and second or lower position liens of approximately $7.6 million (1%). Approximately 28% of the face value of the Consolidated Group's real estate Receivables are collateralized by property located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 20% by property located in the Pacific Southwest (California, Arizona and Nevada), approximately 9% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 9% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 17% by property located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables range principally from $15,000 to $300,000 with 56 real estate Receivables, aggregating approximately $34.7 million in excess of this range. No individual contract or note is in excess of 0.5% of the total carrying value of real estate Receivables, and less than 4% of the contracts are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 89% of the face value of these receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 1997 is approximately 9.4%. Maturity dates range from 1997 to 2027.

                                                                                      Non
                                           Interest     Carrying     Delinquent     Accrual     Number of
                            Number of       Rates      Amount of      Principal    Principal   Non Accrual
Description                Receivables   Principally  Receivables      Amount        Amount    Receivables
___________                ___________   ___________  ____________   ___________   __________  ___________
RESIDENTIAL
First Mortgage > $100,000       509          6-13%    $ 78,734,868   $ 7,535,954   $1,506,750        9
First Mortgage > $50,000      1,580          6-13%     107,372,840     6,765,551        --          --
First Mortgage < $50,000      8,687          6-13%     181,186,443    13,178,218        --          --
Second or Lower > $100,000        4          8-11%         659,050       156,878        --          --
Second or Lower > $50,000         7          7-12%         480,016        65,686        --          --
Second or Lower < $50,000       220          6-13%       3,337,545        96,903        --          --



COMMERCIAL
First Mortgage > $100,000       209          6-13%      48,492,725     3,887,374      482,817        2
First Mortgage > $50,000        182          6-13%      13,199,135       677,704        --          --
First Mortgage < $50,000        317          6-13%       7,917,653       262,922        --          --
Second or Lower > $100,000        4          5-11%       1,559,883         --           --          --
Second or Lower > $50,000         5          7-12%         407,624         --           --          --
Second or Lower < $50,000        10          8-11%         303,122         --           --          --

FARM, LAND AND OTHER
First Mortgage > $100,000        84          8-15%      27,214,026     1,326,710        --          --
First Mortgage > $50,000        178          6-13%      11,513,233       313,881        --          --
First Mortgage < $50,000      2,487          6-13%      45,195,703     1,620,079        --          --
Second or Lower > $100,000        1            14%         100,000       100,000        --          --
Second or Lower > $50,000         3          9-10%         227,634         --           --          --
Second or Lower < $50,000        30          9-12%         306,057        12,140        --          --
Unrealized discounts, net
  of unamortized
  acquisition costs, on
  Receivables purchased
  at a discount                                        (24,642,792)
Accrued Interest
  Receivable                                             9,299,336
                                                      ____________   ___________   __________
CARRYING VALUE                                        $512,864,101   $36,000,000   $1,989,567
                                                      ============   ===========   ==========

The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

       The  contractual  maturities of the aggregate amounts  of  Receivables
(face amount) are as follows:

                                       Residential       Commercial        Farm, Land,          Total
                                        Principal         Principal      Other Principal      Principal
                                     ________________  _______________   _______________   ________________
October 1997 - September 2000          $ 40,400,913      $11,167,553       $22,990,756       $ 74,559,222
October 2000 - September 2002            33,771,278        9,163,174         9,742,636         52,677,088
October 2002 - September 2004            32,216,791        6,381,830         6,795,393         45,394,014
October 2004 - September 2007            46,889,093       11,374,072        12,310,724         70,573,889
October 2007 - September 2012            68,260,410       13,429,000        16,920,159         98,609,569
October 2012 - September 2017            44,494,614        5,288,840         6,384,637         56,168,091
October 2017 - Thereafter               105,737,663       15,075,673         9,412,348        130,225,684
                                       ____________      ___________       ___________       ____________
                                       $371,770,762      $71,880,142       $84,556,653       $528,207,557
                                       ============      ===========       ===========       ============

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE
                               September 30, 1996

      At September 30, 1996, the Consolidated Group held first position liens associated with contracts and mortgage notes receivable with a face value of approximately $675 million (99%) and second or lower position liens of approximately $6 million (1%). Approximately 23% of the face value of the Consolidated Group's real estate Receivables are collateralized by property located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 20% by property located in the Pacific Southwest (California, Arizona and Nevada), approximately 10% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 10% in Atlantic Northeast (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 16% by property located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables range principally from $15,000 to $300,000 with 52 real estate Receivables, aggregating approximately $29.4 million in excess of this range. No individual contract or note is in excess of 0.4% of the total carrying value of real estate Receivables, and less than 3% of the contracts are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 91% of the face value of these receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 1996 is approximately 9.4%. Maturity dates range from 1996 to 2026.

                                                                                      Non
                                           Interest     Carrying     Delinquent     Accrual     Number of
                            Number of       Rates      Amount of      Principal    Principal   Non Accrual
Description                Receivables   Principally  Receivables      Amount        Amount    Receivables
___________                ___________   ___________  ____________   ___________   __________  ___________
RESIDENTIAL
First Mortgage > $100,000       738         6%-13%    $108,873,697   $ 5,687,601   $1,548,124        7
First Mortgage > $50,000      2,500         6%-13%     161,285,463     7,443,607       --           --
First Mortgage < $50,000     13,568         6%-13%     261,018,755     9,129,035       --           --
Second or Lower > $100,000        1           7.5%         243,213        --           --           --
Second or Lower > $50,000         6         9%-10%         384,654        --           --           --
Second or Lower < $50,000       358         6%-13%       3,487,974       191,504       --           --



COMMERCIAL
First Mortgage > $100,000       248         6%-13%      52,072,095     1,248,896       --           --
First Mortgage > $50,000        252         6%-13%      18,218,639       500,571       --           --
First Mortgage < $50,000        447         6%-13%      11,837,475       107,111       --           --
Second or Lower > $100,000        4       9%-10.5%       1,564,708        --           --           --
Second or Lower > $50,000         3        8%-9.5%         204,917        --           --           --
Second or Lower < $50,000         9         8%-11%         192,717        --           --           --

FARM, LAND AND OTHER
First Mortgage > $100,000        67         8%-12%      14,551,734     1,101,876    1,101,876        2
First Mortgage > $50,000        151         6%-13%       9,697,972       220,731       --           --
First Mortgage < $50,000      2,178         6%-13%      36,929,717       841,020       --           --
Second or Lower > $100,000        1            14%         100,000        --           --           --
Second or Lower > $50,000         2         9%-10%         164,743        --           --           --
Second or Lower < $50,000        40         9%-12%         349,674        28,048       --           --
Unrealized discounts, net
  of unamortized
  acquisition costs, on
  Receivables purchased
  at a discount                                        (38,607,376)
Accrued Interest
  Receivable                                             8,362,559
                                                      ____________   ___________   __________
CARRYING VALUE                                        $650,933,330   $26,500,000   $2,642,000
                                                      ============   ===========   ==========

       The  contractual  maturities of the aggregate amounts  of  Receivables
(face amount) are as follows:

                                       Residential       Commercial        Farm, Land,          Total
                                        Principal         Principal      Other Principal      Principal
                                     ________________  _______________   _______________   ________________
October 1996 - September 1999          $ 43,589,264      $10,647,400        $10,083,453      $ 64,320,117
October 1999 - September 2001            50,673,223       10,160,940          8,005,953        68,840,116
October 2001 - September 2003            53,408,352        8,270,489          5,145,528        66,824,369
October 2003 - September 2006            62,945,018       15,076,814         10,890,593        88,912,425
October 2006 - September 2011           100,196,799       13,896,939         13,898,207       127,991,945
October 2011 - September 2016            72,017,732        7,719,548          6,273,944        86,011,224
October 2016 - Thereafter               152,463,368       18,318,421          7,496,162       178,277,951
                                       ____________      ___________        ___________      ____________
                                       $535,293,756      $84,090,551        $61,793,840      $681,178,147
                                       ============      ===========        ===========      ============

      The following tables present certain statistical information about the Consolidated Group's Receivable investment activity during the three fiscal years ended September 30, 1997.

                                          Year Ended or at September 30
                                      _____________________________________
                                         1997         1996         1995
                                      __________   __________   __________
                                              (Dollars in Thousands)
DISOUNTED REAL ESTATE RECEIVABLES
  PURCHASED DURING PERIOD
  Number                                   5,919        4,969        4,130
  Average Face Amount                 $       51   $       52   $       45
                                      __________   __________   __________
  Face Amount                         $  300,450   $  256,486   $  187,305
  Unrealized Discounts, Net of
    Acquisition Costs                    (16,918)     (24,718)     (15,338)
  Underlying Obligations Assumed(1)       (1,810)      (3,634)        (527)
                                      __________   __________   __________
                                      $  281,722   $  228,134   $  171,440
                                      ==========   ==========   ==========
DISCOUNTED REAL ESTATE RECEIVABLES
  OUTSTANDING AT END OF PERIOD
  Number                                  10,733       13,358       13,436
                                      __________   __________   __________
  Face Amount                         $  442,958   $  548,538   $  505,441
  Unrealized Discounts, Net of
    Unamortized Acquisition Costs        (24,643)     (38,607)     (37,354)
                                      __________   __________   __________
  Net Balance                         $  418,315   $  509,931   $  468,087
                                      ==========   ==========   ==========
TOTAL REAL ESTATE RECEIVABLES
  OUTSTANDING AT END OF PERIOD(2)
  Number                                  14,517       20,573       19,608
                                      __________   __________   __________
  Face Amount Discounted Receivables  $  442,958   $  548,538   $  505,441
  Face Amount Non-Discounted
    Receivables                           85,250      132,641      112,072
                                      __________   __________   __________
  Total Outstanding Receivables          528,208      681,179      617,513
  Unrealized Discounts Net of
    Unamortized Acquisition Costs        (24,643)     (38,607)     (37,354)
  Accrued Interest Receivable              9,299        8,361        7,335
                                      __________   __________   __________
  Net Balance                         $  512,864   $  650,933   $  587,494
                                      ==========   ==========   ==========
  Average Net Balance per Receivable
    (Excluding Accrued Interest)      $     34.7   $     31.2   $     29.6
  Average Annual Yield on Discounted
    Receivables(3)                          11.5%        11.9%        12.8%

(1) Consisting of pre-existing first lien position Receivables which remain when the Consolidated Group invests in second lien position Receivables.




(2) Approximately 16% of the portfolio at September 30, 1997, 19% of the portfolio at September 30, 1996 and 18% of the portfolio at September 30, 1995 represented financing for resales of repossessed properties and other non-discounted Receivables.

(3) Yield on real estate Receivables represent gross interest and earned discount revenues, net of amortized acquisition costs, prior to any overhead allocation and losses recorded following foreclosure. The reasons for changes in yield are (i) fluctuations in the rate of actual prepayments; (ii) securitization and sale of Receivables; (iii) the changing mix of Receivable purchases between those originated from Metropolitan's network of offices and those purchased in bulk; (iv) the amortization of the existing portfolio; and (v) the amount of discount on Receivables purchased.

      At September 30, 1997, the average contractual interest rate on Receivables collateralized by real estate (weighted by principal balances) was approximately 9.4%.





Servicing and Collection Procedures, and Delinquency Experience

      The servicing and collection of Receivables of all types owned by the Consolidated Group is performed by Metwest. Metwest also services the Receivables of Summit, Old Standard, and Arizona Life, and the Receivables sold through prior securitizations. Metwest uses a flexible computer software program, Sanchez, to monitor and service the Receivables. The Consolidated Group considers consistent and timely collection activity to be critical to successful servicing and minimization of foreclosure losses for its Receivables portfolio.

      Fees for providing servicing and collection services to Metropolitan and Western United had no impact on the results of operations of the Consolidated Group. Fees for providing servicing and collection services to the trusts holding previously securitized pools and to Summit, Old Standard and Arizona Life were approximately $341,000 during 1997. These charges to parties outside the Consolidated Group provide income to the Consolidated Group.

      The principal amount of Receivables collateralized by real estate, held by the Consolidated Group (as a percentage of the total outstanding principal amount of Receivables) which was in arrears for more than ninety days at the end of the following fiscal years was:

      1997  ---  6.8%
      1996  ---  3.9%
      1995  ---  2.8%

      The real estate Receivables purchased by the Consolidated Group are predominantly medium and lower credit Receivables. Accordingly, higher delinquency rates are expected which Management believes are generally offset by higher yields and the value of the underlying collateral. In addition, the Consolidated Group maintains an allowance for losses on delinquent real estate Receivables as described below. As a result, management believes losses from resales of repossessed properties are generally lower than might otherwise be expected given the delinquency rates. In addition, the Consolidated Group is compensated for the risk associated with delinquencies through Receivable yields that are greater than typically available through the conventional, "A", credit lending markets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Provision for Losses on Real Estate Assets" under Item 7.

      When a real estate Receivable becomes delinquent, the payor is initially contacted by letter approximately seven days after the delinquency date. If the delinquency is not cured, the payor is contacted by telephone (generally between the 10th and 15th day following the payment due date). If the default is still not cured (generally within three to six days after the initial call), additional collection activity, including further written correspondence and further telephone contact, is pursued. If these collection procedures are unsuccessful, the account is referred to a committee who analyzes the basis for default, the economics of the Receivable and the potential for environmental risks. When appropriate, a Phase I environmental study is obtained prior to foreclosure. Based upon this analysis, the Receivable is considered for a workout arrangement, further collection activity, or foreclosure of any property providing collateral for the Receivable. Collection activity may also involve the initiation of legal proceedings against the Receivable obligor. Legal proceedings, when necessary, are generally initiated within approximately ninety days after the initial default. If accounts are reinstated prior to completion of the legal action, attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance, as a condition of reinstatement.

      When a lottery, structured settlement, or annuity becomes delinquent, Metwest attempts to commence collection efforts within 4 days from a missed payment. Generally, these collection efforts consist of sending a letter to the Receivable seller and following up with telephone contact. If these steps have not resolved the delinquency, legal action to enforce payment is commenced within approximately two weeks from the date of delinquency.

Allowance for Losses on Real Estate Assets

      The Consolidated Group establishes an allowance for expected losses on real estate assets (both Receivables collateralized by real estate and repossessed real estate). This allowance is based upon a statistical valuation or traditional appraisal of the Consolidated Group's real estate holdings for each delinquent Receivable having a principal balance greater than $100,000. In addition, the Consolidated Group calculates an allowance for losses on delinquent Receivables having a principal balance below the $100,000 threshold based upon its historical loss experience. The Consolidated Group reviews the results of its resales of repossessed real estate, to identify any market trends and to document the Group's historical experience on such sales. The Consolidated Group adjusts its allowance for losses requirement as appropriate, based upon such observed trends in delinquencies and resales. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Provision for Losses on Real Estate Assets" under Item 7.





      The following table outlines the Consolidated Group's changes in the allowance for losses on real estate assets:


                                    1997           1996            1995
                                ____________   ____________    ____________
Beginning Balance               $ 10,192,584   $  8,116,065    $  9,108,383
Provisions                         8,131,101      6,360,072       4,174,644
Charge-Offs                       (5,996,587)    (4,283,553)     (5,166,962)
                                ____________   ____________    ____________
Ending Balance                  $ 12,327,098   $ 10,192,584    $  8,116,065
                                ============   ============    ============
Percentage of Ending
  Balance of Allowances
  to Outstanding Real
  Estate Assets                          2.1%           1.4%            1.2%
                                ============   ============    ============
Ratio of Net Charge-Offs to
  Average Real Estate
  Assets Outstanding During
  the Period                             0.9%           0.6%            0.8%
                                ============   ============    ============

Repossessions

      In the course of its Receivable investment activity, the Consolidated Group acquires various parcels of real estate as a result of foreclosures and/or voluntary repossessions. It is the Consolidated Group's general policy to attempt to resell such properties at the earliest possible time following its acquisition. Improvements are made to certain properties for the purposes of preservation or restoration to maximize the resale price. The marketing status of all properties is reviewed at least monthly by a committee which includes both sales personnel and management. Generally, repossessed properties are resold within less than one year from their dates of repossession.

      The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on a statistical valuation, a Broker Price Opinion, an appraisal by a licensed independent appraiser or by one of Metropolitan's licensed staff appraisers either at the time the Receivable was purchased or at the time the property was repossessed. In addition, a new appraisal is obtained not less frequently than every year on all real estate holdings previously valued at $100,000 or more, and every two years on real estate holdings previously valued below $100,000. Internal valuation reviews on all repossessed properties are performed at least annually based on management's knowledge of market conditions and comparable property sales.

      The following table presents specific information about the Consolidated Group's repossessed properties with carrying values of $100,000 or more which were held at September 30, 1997 and/or September 30, 1996. The carrying values of certain properties may reflect additional costs incurred, such as taxes and improvements, when such costs are estimated to be recoverable in the sale of the repossessed property.


    Property       Carrying    Carrying    Market                    Gross
   Type/State       Value       Value       Value       Year of     Monthly
    Location       9/30/96     9/30/97     9/30/97    Foreclosure    Income
________________  __________  __________  __________  ___________  __________
26.73 Commercial
  Acres           $  238,036  $  244,094  $  244,094    1983(1)    $   --
Farm/Ranch 1,927
  Acres, WA          285,690  SOLD     A                1988           --
34 Acres, WA       3,145,113   3,182,500   3,350,000    1991(2)        --
Land, CA             225,360     117,000     130,000    1994           --
K-5 Grade
  School, CA         202,500      54,000      60,000    1994           --
House, CA            110,700  SOLD     B                1995           --
House, CT            114,750  SOLD     C                1995           --
14 Unit
  Apartment
  Building, WA       108,000     108,000     120,000    1996           --
House, MD            108,000  SOLD     D                1996           --
Condo, CA            137,105  SOLD     E                1996           --
Multi-unit
  Professional
  Building, NJ       162,000  SOLD     F                1996           --
House, CA            261,000  SOLD     G                1996           --
House, WA            126,000  SOLD     H                1996           --
House, WA            115,885  SOLD     I                1996           --
House, FL            120,706  SOLD     J                1996           --
House, NY            100,800  SOLD     K                1996           --
House, CA            113,207  SOLD     L                1996           --
House, MA            124,200  SOLD     M                1996           --
House, CA                        270,000     300,000    1997           --
House, CA                        148,647     165,163    1997           --
House, CA                        133,200     148,000    1997           --
House, CA                        107,260     119,178    1997           --
House, MO                        151,921     168,801    1997           --
House, NJ                        132,715     147,460    1997           --
House, NV                        147,723     164,137    1997           --
House, NY                        167,495     186,105    1997           --
House, OR                        180,000     200,000    1997           --
Motel, PA                        225,000     250,000    1997           --
Land, SD                         468,238     520,265    1997           --
House, TX                        419,679     466,310    1997           --
House, TX                        134,567     149,519    1997           --
House, TX                        107,100     119,000    1997           --
House, WA                        114,408     127,120    1997           --
                  __________  __________  __________               __________


                  $5,799,052  $6,613,546  $7,135,152               $   --
                  ==========  ==========  ==========               ==========

The sales prices of the referenced properties were as follows:
A   $375,000
B    125,000
C    127,500
D    118,500
E    125,000
F     80,000
G    210,000
H    110,000
I    180,000
J    123,400
K     39,500
L    115,000
M    138,000

(1) Located in Pasco, Washington, the commercial property is in the area of a planned freeway interchange.

(2)   See "BUSINESS-Real Estate Development-Other Development Properties-Renton."

      For information regarding the Consolidated Group's activity in properties held for development, See "BUSINESS-Real Estate Development."

Management and Receivable Acquisition Services

      Metropolitan provides management, and Receivable acquisition services to its subsidiaries and to Summit, Old Standard and Arizona Life. The Receivable acquisitions satisfy underwriting and yield requirements established by the purchasing company. The difference between the yield requirement and the yield which Metropolitan actually negotiates is retained by Metropolitan as its compensation for providing acquisition services.

      In the case of Western United, beginning in 1994, the yield requirement established by Western United is guaranteed by Metropolitan, and an intercompany reserve is established to support the guarantee. Because of the guarantee, and the corresponding decrease in risk, Western United's stated yield requirement is relatively lower than the other companies. The reserve established in 1997 on purchases of $267.4 million, including origination expenses, net of purchase discount was $9.53 million. Metropolitan remains liable to Western United for any losses in excess of the reserve. While this charge has the effect of reducing the Receivable yield of the insurance subsidiary, there is a corresponding positive effect on the fee earned by Metropolitan. With the elimination of these intercompany guarantees and yield adjustments in consolidation, the yields recognized by the Consolidated Group are the same as though there were no guarantee or yield adjustments.

      The excess yield retained by Metropolitan is amortized into Metropolitan's income, over the same period and in the same amount as they are amortized into expenses by the insurance subsidiary. During 1997, 1996 and 1995, Metropolitan charged Western United fees of approximately $20.1 million, $29.4 million and $14.6 million, respectively. The 1997, 1996, and 1995 charge was before loss reserves of $9.53 million, $12.54 million and $6.95 million, respectively. Underwriting fees charged to Summit, Old Standard and Arizona Life are recognized as revenues when the related fees are charged to those companies. During 1997, Metropolitan charged Summit, Old Standard and Arizona Life fees of $730,000, $2,112,000 and $577,000, respectively. The service agreements with Western United has no effect upon the consolidated financial results of the Consolidated Group. The service agreement with companies outside the Consolidated Group, including Summit, Old Standard and Arizona Life provided fee income to Metropolitan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

Receivable Sales

      The Consolidated Group sells pools of Receivables when it considers it profitable to do so. Such sales generally occur through one of two methods:
(1) securitization or (2) direct sales. Management believes that, in addition to the profits which may be earned, the sale of Receivables provides a number of benefits including allowing the Consolidated Group to diversify its funding base, provide liquidity and may provide lower cost of funds. The sale of Receivables allows the Consolidated Group to continue to expand its investing activities without increasing its total asset size.

      Generally, a securitization involves the sale of certain specified Receivables to a single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. The certificates consist of different classes, which include classes of senior certificates, and a residual interest and may also include intermediate classes of subordinated certificates. The rights of the senior certificate holders can be enhanced through several methods which include subordination of the rights of the subordinate and residual interests to receive distributions, or the establishment of a reserve fund. In connection with securitizations, the senior certificates are sold to investors, generally institutional investors. The companies which sell their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies may also receive an interest in any unsold subordinate certificates, and an interest in any residual interest. Such interests are generally apportioned based upon the respective companies contribution of Receivables to the pool of Receivables sold to the trust.

      Through September 30, 1997, the Consolidated Group (principally Metropolitan and Western United) has participated as a co-sponsor in three real estate Receivable securitizations with affiliates, Summit and Old Standard. The affiliates' percentage of each securitization has been less than approximately 10% in each transaction. In each securitization, Metropolitan has used either futures contracts or securities "short sales" to hedge or protect the profits for the entire transaction. The price to the affiliates at settlement for each securitization includes their proportionate share of hedging transactions related to each securitization. Also See Note 1 to the Consolidated Financial Statements under Item 8.

      In the typical securitization structure, the Receivable payments are distributed first to the senior certificates, next to the subordinated certificates, if any, and last to the residual interests. As a result, the residual interest is the interest first affected by any loss due to the failure of the Receivables to pay as scheduled. The holders of the residual interest value such interest in their respective financial statements based upon certain assumptions regarding anticipated losses and prepayments. To the extent actual prepayments and losses are greater or less than the assumptions, the companies holding the residual interests will experience a loss or gain.

      In the securitizations which the Consolidated Group has participated in, the rights of the senior certificate holders were enhanced through subordinating the rights of subordinate and residual interests to receive distributions with respect to the mortgage loans to such rights of senior certificate holders. The selling companies initially retained their respective residual interests. At September 30, 1997, the value of residual interests held by the Consolidated Group was $18.8 million.

      In addition to sales through securitizations, the Consolidated Group sells pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale.

      During the year ended September 30, 1997, the Consolidated Group sold portfolios of real estate Receivables through both direct sales and securitizations with proceeds of approximately $382.7 million and gains of $21.7 million. During that same period, the Consolidated Group sold other Receivables with proceeds of approximately $7.8 million and gains of $37,000.

      During 1996, the Consolidated Group sold portfolios of real estate Receivables through securitizations with proceeds of approximately $108.4 million and gains of $8.6 million. During that same period, the Consolidated Group sold other Receivables with proceeds of approximately $73.8 million and gains of $4.1 million.

      Currently, all lottery acquisitions are purchased by Trusts which are owned by the company interested in acquiring the corresponding Receivables. These Trusts are designed to facilitate any potential future resale of these assets.

LIFE INSURANCE AND ANNUITY OPERATIONS

Introduction

      The Consolidated Group's principal subsidiary is Western United. Western United was incorporated in Washington State in 1963. As of September 30, 1997, Western United owned approximately $958.4 million in assets, or approximately 85% of the Consolidated Group's total assets. Based on its assets, Western United ranks sixth in size among the life insurance companies domiciled in the State of Washington.

      Western United markets its annuity and life insurance products through approximately 1,400 independent sales representatives under contract. These representatives may also sell life insurance and/or annuity products for other companies. Western United is licensed as an insurer in the states of Alaska, Arizona, Hawaii, Idaho, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. During 1996, the most recent year for which statistical information is available, Western United's annuity market share was 4.2% (ranking it fifth in production) in the six states in which approximately 85% of its annuity business was produced: Washington, Oregon, Idaho, Montana, North Dakota and Utah.

      Management intends to expand the operations of Western United into other states as opportunities arise, which may include the acquisition of other existing insurance companies. Western United currently has insurance license applications pending in the states of Colorado, Indiana, Minnesota, New Mexico and Oklahoma.

      Western United may invest up to 65% of its statutory assets in real estate related Receivables. The balance of Western United's investments are principally invested in government and investment-grade securities, but may be invested into a variety of other areas as permitted by applicable insurance regulations. See "BUSINESS-Securities Investments" & "BUSINESS-Regulation."

      Generally, loans which are acquired through the institutional secondary mortgage market qualify as "mortgage related securities" pursuant to the Secondary Mortgage Market Enhancement Act (SMMEA). SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations which are issued by or guaranteed as to principal and interest by the United States Government, its agencies and instrumentalities can be acquired. As a result, Western United can acquire qualifying real estate Receivables in amounts which exceed the above referenced 65% limitation. Such acquisitions are also exempt from other state insurance regulations including loan to value and appraisal regulations.

Annuities

      Western United has actively marketed single and flexible premium deferred annuities since 1980. During the past three years, over 98% of Western United's premiums were derived from annuity sales.

      Western United's annuities also qualify as investments under several of the tax advantaged programs such as Individual Retirement Accounts and related programs.

      Western United prices its new annuity products and renewals in order to achieve a positive spread between its annuity costs and available Receivable investments, while also considering current annuity market rates of interest and competitive pressures. Flexible and single premium annuities are offered with surrender charges for periods varying from one year to ten years.

      Western United is currently developing several new annuity product types. One of the new products is an equity-indexed annuity. The interest which is credited on this product will vary as a selected equity index (currently expected to be the S & P 500) performs. This product type is designed to meet the needs of investors who are reluctant to make a long-term fixed interest annuity investments during the current economic period of relatively lower interest rates.

      At September 30, 1997, deferred policy acquisition costs were approximately 8.4% of life and annuity reserves. Increasing termination rates may have an adverse impact on Western United's earnings through requiring faster amortization of these costs. Management believes that this potentially adverse impact is mitigated by higher annuity interest spreads, which are estimated to be about 250 basis points in future years. This spread analysis is shown in the following table, which applies to the results of Western United during the past three calendar years, based on insurance regulatory report filings:

                                                                  Three Year
                                   1996       1995       1994      Average
                                 ________   ________   ________   __________
Net Investment Earnings Rate        8.15%      8.30%      8.49%        8.31%
Average Credited Interest Rate      6.03%      6.06%      5.59%        5.89%
Spread                              2.12%      2.24%      2.90%        2.42%

      During 1997, 1996, and 1995, amortization of deferred policy acquisition costs was $9.4 million, $9.1 million and $10.3 million, respectively. All calculations have been reviewed by an actuary.

      Annuity lapse rates are calculated by dividing cash outflows related to benefits and payments by average annuity reserves. For the calendar years 1996, 1995 and 1994, lapse rates were 14.7%, 18.9% and 21.5%, respectively. Based upon results for the nine months ended September 30, 1997, lapse rates were 16.7%.

Life Insurance

      During the year ended September 30, 1997, approximately 2% of Western United's statutory premiums were derived from the sale of interest sensitive whole life insurance and term life insurance policies. As of September 30, 1997, the face amount of life insurance policies written and outstanding totaled $277,877,000, net of amounts ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience (i.e. the frequency of claims resulting from deaths of policyholders). Although Western United's mortality rates to date have been substantially lower than expected, higher credited interest rates and higher issuing expenses combined with low volume have resulted in lower profits than those experienced with its annuity products.

      Presently, Western United is negotiating the possible reinsurance, coinsurance, or similar transaction whereby it would effectively sell approximately 50% to 100% of its current life business. Currently, negotiations are at preliminary stages and it is not possible to predict the final structure of this proposed transaction, or the likelihood that it will occur.

      The following table sets forth certain key financial information regarding the Consolidated Group's insurance subsidiaries. The information includes Western United for all periods and Old Standard through May 31, 1995, the date on which it was sold.

                                         Year Ended at September 30,
                                  _________________________________________
                                     1997            1996           1995
                                  ___________     ___________    ___________
                                           (Dollars in Thousands)
Insurance In Force
  Individual Life                 $   330,205     $   354,371    $   373,573
  Less Ceded to other Companies       (52,328)        (58,679)       (62,906)
                                  ___________     ___________    ___________
                                  $   277,877     $   295,692    $   310,667
                                  ===========     ===========    ===========
Life Insurance Premiums           $     3,352     $     3,355    $     3,365
Less Ceded Premiums                      (352)           (355)          (365)
                                  ___________     ___________    ___________
Net Life Insurance Premiums       $     3,000     $     3,000    $     3,000
                                  ===========     ===========    ===========
Net Investment Income             $    65,760     $    65,561    $    64,970
                                  ===========     ===========    ===========
Benefits, Claim Losses and
  Settlement Expenses             $    50,455     $    48,301    $    45,484
                                  ===========     ===========    ===========
Deferred Policy Acquisition Costs $    69,730     $    71,933    $    71,131
                                  ===========     ===========    ===========
Reserves for Future Policy
  Benefits, Losses, Claims and
  Loss Expenses                   $   825,369     $   837,366    $   781,716
                                  ===========     ===========    ===========
Total Assets                      $   953,249     $ 1,128,237    $   922,556
                                  ===========     ===========    ===========
Capital and Surplus               $    86,230     $    81,606    $    78,827
                                  ===========     ===========    ===========

Reinsurance

      Reinsurance is the practice whereby an insurance company enters into agreements (termed "treaties") with other insurance companies in order to assign some of its insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Life insurers commonly obtain reinsurance on a portion of their risks in the ordinary course of business.

      Annuity Reinsurance

      Western United has entered into a reinsurance agreement with Old Standard whereby Western United reinsured 75% of the risk on six different annuity products through Old Standard. This agreement became effective January 23, 1997 and continued through September 30, 1997, during which time approximately $28 million in premiums were reinsured through Old Standard. This agreement allows Western United to continue its market presence and relationship with its insurance agents, while moderating its rate of growth. Western United is currently negotiating a second similar reinsurance agreement with Old Standard, which is expected to become effective early calendar year 1998. It is anticipated that approximately $3-$5 million per month will be ceded during fiscal 1998, during the months the new agreement is effective.

      Life Policy Reinsurance

      Western United reinsured $52,328,000 of life insurance risk at September 30, 1997 which equaled all risk in excess of $100,000 on each whole life policy and all risk in excess of $50,000 on each term life policy. Life insurance in force at that time was $330,205,000. Western United is a party to seventeen separate reinsurance treaties with seven reinsurance companies, the largest treaty (with Lincoln National Life Insurance Company) providing, at September 30, 1997, approximately $26,683,000 of reinsurance coverage. The majority of the remaining coverage is with Business Mens Assurance Company of America and Phoenix Home Life Mutual Insurance Company. Total reinsurance premiums paid by Western United during the fiscal year ended September 30, 1997 were $352,311.

Reserves

      Western United's reserves for both annuities and life insurance are actuarially determined and prescribed by its state of domicile and other states in which it does business through laws which are designed to protect annuity contract owners and policy owners. The amount of these reserves required for compliance with state law are reviewed by an actuary. These reserves are amounts which, at certain assumed rates, are calculated to be sufficient to meet Western United's future obligations under annuity contacts and life insurance policies currently in force. At September 30, 1997, such reserves were $825,369,000. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policy holders, duration of policies and variations in policy terms. Since such reserves are based on actuarial assumptions, no representation is made that ultimate liability will not exceed these reserves.

Insurance Accounting Practices

      Western United is required to file statutory financial statements with its state of domicile, Washington. Accounting principles used to prepare its statutory financial statement differ from generally accepted accounting principles (GAAP). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 1997, 1996 and 1995, respectively, is as follows:

                                          1997         1996         1995
                                       __________   __________   __________
Net Income - GAAP                      $4,051,900   $3,076,252   $2,717,893
Adjustments to reconcile:
  Deferred policy acquisition costs       717,718     (774,906)    (807,667)
  State insurance guaranty fund           110,290      257,686      105,753
  Annuity reserves and benefits        (2,714,024)    (304,688)  (5,759,009)
  Capital gains and IMR amortization     (379,910)     336,258    3,790,892
  Allowance for losses                  5,166,518    3,046,274    1,923,161
  Federal income taxes                   (140,864)   1,587,522    1,154,586
  Other                                     --             (39)    (458,943)
                                       __________   __________   __________
Net Income - Statutory                 $6,811,628   $7,224,359   $2,666,666
                                       ==========   ==========   ==========

SECURITIES INVESTMENTS

      At September 30, 1997, 1996 and 1995, 84.5% 94.3% and 96.8%,
respectively, of the Consolidated Group's securities investments were held by Western United.

      The following table outlines the nature and carrying value of securities investments held by Western United at September 30, 1997:

                                  Available-  Held-to-
                      Trading     For-Sale    Maturity
                     Portfolio    Portfolio   Portfolio     Total
                     _________   ___________  _________   _________
                                 (Dollars in Thousands)
Total Amount         $  13,474   $    30,722  $ 111,986   $ 156,182  100.0%
                     =========   ===========  =========   =========  =====



% Invested in:
  Fixed Income       $  13,474   $    30,716  $ 111,986   $ 156,176  100.0%
  Equities                --               6       --             6    0.0%
                     _________   ___________  _________   _________  _____
                     $  13,474   $    30,722  $ 111,986   $ 156,182  100.0%
                     =========   ===========  =========   =========  =====

% Fixed Income:
  Taxable            $  13,474   $    30,716  $ 111,986   $ 156,176  100.0%
  Non-taxable             --            --         --          --      0.0%
                     _________   ___________  _________   _________  _____
                     $  13,474   $    30,716  $ 111,986   $ 156,176  100.0%
                     =========   ===========  =========   =========  =====

% Taxable:
  Government/Agency  $    --     $     6,812  $  57,459   $  64,271   41.2%
  Corporate             13,474        23,904     54,527      91,905   58.8%
                     _________   ___________  _________   _________  _____
                     $  13,474   $    30,716  $ 111,986   $ 156,176  100.0%
                     =========   ===========  =========   =========  =====

% Corporate Bonds:
  AAA                $    --     $      --    $  34,297   $  34,297   37.3%
  AA                      --            --        1,999       1,999    2.2%
  A                       --          12,236      5,493      17,729   19.3%
  BBB                     --           8,656      1,998      10,654   11.6%
  Below Investment
    Grade               13,474         3,012     10,740      27,226   29.6%
                     _________   ___________  _________   _________  _____
                     $  13,474   $    23,904  $  54,527   $  91,905  100.0%
                     =========   ===========  =========   =========  =====

% Corporate:
  Mortgage-backed    $  13,474   $     3,194  $  42,687   $  59,355   64.6%
  Asset-backed            --           6,721      2,350       9,071    9.9%
  Finance                 --           7,015      5,493      12,508   13.6%
  Industrial              --           3,980       --         3,980    4.3%
  Utility                 --           2,994      3,997       6,991    7.6%
                     _________   ___________  _________   _________  _____
                     $  13,474   $    23,904  $  54,527   $  91,905  100.0%
                     =========   ===========  =========   =========  =====

      Investments of Western United are subject to the direction and control of an investment committee appointed by its Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "BUSINESS-Regulation."

      Metropolitan is authorized by its Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. See "BUSINESS-Receivable Investments-Receivable Sales." At September 30, 1996 there were seven open short sale positions with a carrying value of $132,652,000, while at September 30, 1997 the Consolidated Group had no open short sale positions.

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

      The Consolidated Group purchases collateralized mortgage obligations (CMO's) for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages, i.e., improving in value with falling interest rates and declining in value with rising interest rates. The Consolidated Group has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities. At September 30, 1997, the Consolidated Group was not a party to any derivative financial instruments.

      At September 30, 1997, amounts in the trading portfolio on a consolidated basis, at market, were $34.5 million. At September 30, 1997, 1996 and 1995, amounts in the available-for-sale portfolio on a consolidated basis were $36.6 million, $38.6 million and $31.8 million, respectively. The available-for-sale portfolio had net unrealized losses of approximately $759,000 at September 30, 1997, $946,000 at September 30, 1996, and $423,000
at September 30, 1995, respectively. In the held-to-maturity portfolio, net unrealized losses were approximately $1,019,000 at September 30, 1997, $5,548,000 at September 30, 1996 and $6,010,000 at September 30, 1995,
respectively.  See Note 2 to the Consolidated Financial Statements under Item
8.

METHOD OF FINANCING

      The Consolidated Group finances its business operations and growth with the proceeds from the sale and securitization of Receivables, collateralized borrowing, Receivable cash flows, the sale of life insurance and annuity products, the sale of debentures and preferred stock, and the sale of real estate and securities portfolio earnings. Metropolitan engages in a substantially continuous public offering of debt securities (debentures) and preferred stock. Western United markets annuities and life insurance policies. See "BUSINESS-Life Insurance and Annuity Operations."

      The following table presents information about the debentures issued by the Consolidated Group:

                                                As of September 30
                                        __________________________________
                                          1997         1996        1995
                                        ________     ________    ________
                                              (Dollars in Thousands)
Principal Amount Outstanding            $159,169     $163,034    $176,815
Compound and Accrued Interest             26,045       29,140      24,497
                                        ________     ________    ________
TOTAL                                   $185,214     $192,174    $201,312
                                        ========     ========    ========
Weighted Average Interest Rate              7.99%        8.18%       8.24%
                                        ========     ========    ========
Range of Interest Rates                  5% - 11%     5% - 11%    5% - 11%
                                        ========     ========    ========

      Substantially all of the debentures outstanding at September 30, 1997 will mature during the five-year period ending September 30, 2002. Management expects to fund net retirements of debentures maturing during that period with cash flow generated by Receivable investments, sales of real estate and issuances of securities. During the year ended September 30, 1997, approximately 50% of Metropolitan's debentures were reinvested at maturity. Principal payments received from the Consolidated Group's Receivable portfolio and proceeds from sales of real estate and Receivables were as follows for the periods indicated:

            Fiscal 1997:      $511,692,000
            Fiscal 1996:      $302,474,000
            Fiscal 1995:      $198,733,000

      Proceeds of preferred stock issuances less redemptions were $1,241,000 in 1997, $1,765,000 in 1996 and $4,250,000 in 1995. The liquidation preference of outstanding preferred stock at September 30, 1997 was $50,729,000. Preferred shareholders are entitled to monthly distributions at a variable rate based on U.S. Treasury obligations. The average monthly distribution rate during fiscal 1997 was 8.1%. Preferred stock distributions paid by Metropolitan were $4,113,000 in 1997, $3,868,000 in 1996 and $4,038,000 in 1995.

      The following table summarizes Metropolitan's anticipated annual cash principal and interest obligations on debentures, other debt payable and anticipated annual cash dividend requirements on preferred stock for the indicated periods based on outstanding debt and securities at September 30, 1997, assuming no reinvestments of maturing debentures:

 Fiscal Year                                    Preferred
   Ending         Debenture     Other Debt        Stock
September 30,       Bonds         Payable       Dividends        Total
_____________     _________     __________     ___________     _________
                             (Dollars in Thousands)
1998              $  62,507     $    3,898     $     4,351     $  70,756
1999                 51,782            377           4,351        56,510
2000                 50,403            233           4,351        54,987
2001                  8,331            269           4,351        12,951
2002                 34,604            152           4,351        39,107
                  _________     __________     ___________     _________
                  $ 207,627     $    4,929     $    21,755     $ 234,311
                  =========     ==========     ===========     =========

      In addition to these contractual cash flow requirements, a certain amount of the insurance subsidiary's annuities may reprice annually which could cause termination of such annuities subject to a surrender charge. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Asset/Liability Management" under Item 7. Management believes that cash flows will remain adequate during the next year to satisfy all obligations Metropolitan owes to holders of its securities.

REAL ESTATE DEVELOPMENT

                              Lawai Beach Resort

Description

      Metropolitan is the owner and developer of Lawai Beach Resort on the island of Kauai, Hawaii. Metropolitan also owns other condominium units adjoining the resort and another subsidiary, the Southshore Corporation, which owns a restaurant property adjacent to the Lawai Beach Resort.

      Lawai Beach Resort is located on 8.7 acres of deeded ocean-front property on the south shore of Kauai near the area known as Poipu Beach. It consists of three four-story buildings containing a total of 170 residential condominium units. Related amenities include swimming pools, tennis courts, a 180 car parking garage, exercise facilities and a sewage treatment plant. Construction costs were financed entirely with Metropolitan's internally generated funds and the property remains unencumbered by external debt. Metropolitan's total investment (carrying value) in Lawai Beach Resort as of September 30, 1997 was $9,695,000.

      Additional properties, all of which adjoin the Lawai Beach Resort, include 11 condominium units in the Prince Kuhio Condominiums with an aggregate carrying value of $1,001,000, a four-plex condominium timeshare building with 3 weekly intervals remaining and a carrying value of approximately $14,000; and a restaurant site with a carrying value (land and building) of approximately $3,644,000 as of September 30, 1997. The restaurant is currently operated by Pacific Cafe. The restaurant rental income was $172,000 in fiscal 1997.

Marketing

      Metropolitan engaged an affiliate of the Shell Group, Chicago, Illinois, Shell-Lawai ("Shell"), to provide management services and sell timeshare units at Lawai Beach. In 1995, timeshare sales totaled approximately $23.1 million for monthly average sales of over $1.9 million. In 1996, timeshare sales totaled approximately $22.8 million for monthly average sales of $1.9 million. In 1997, timeshare sales totaled approximately $13.8 million for monthly average sales of over $1.1 million. Management believes that the sales decrease in 1997 and 1996 was primarily due to increased competition, principally due to the addition of several new time share resorts within the Poipu area of Kauai. Although there can be no assurance that sales will continue at the present pace, if the present pace does continue, the remaining timeshares units would be completely sold by approximately late 1998.

Additional Information

      The tables below set forth additional historical information about the timeshare sales and revenue of Lawai Beach Resort. It is Metropolitan's intention to sell the timeshares at favorable prices in order to convert the inventory into cash or other interest earning assets.

                                    For the Years Ended September 30,
                              _____________________________________________
                                  1997            1996            1995
                              _____________   _____________   _____________


TIMESHARE SALES
  Number of Sales                       909           1,441           1,485
  Amount of Sales             $  13,837,687   $  22,799,107   $  23,120,888
  Costs                          (3,930,281)     (8,051,102)     (7,353,510)
  Expenses                      (11,116,543)    (15,480,230)    (14,996,260)
                              _____________   _____________   _____________
  Profit(Loss)                $  (1,209,137)  $    (732,225)  $     771,118
                              =============   =============   =============
WHOLE-UNIT CONDOMINIUM
  SALES
  Number of Units                    --              --                   1
  Amount of Sales             $      --       $      --       $     500,000
  Costs                              --              --            (321,855)
  Expenses                           --              --              (1,787)
                              _____________   _____________   _____________
  Operating Profit            $      --       $      --       $     176,358
                              =============   =============   =============

Receivable Financing

      Most purchasers of timeshare weeks at Lawai Beach Resort finance a portion of the purchase price through Metropolitan, subject to approved credit. On September 29, 1997, Metropolitan sold approximately $29.7 million in time share Receivables, through a securitization. As of September 30, 1997, Metropolitan's outstanding Lawai Beach Resort timeshare Receivables balance was approximately $6.2 million. The loan delinquency rate (based on the principal balances of loans more than ninety days in arrears) on that date was approximately 43%.

                              Skier's Edge Resort

      Metropolitan, owns approximately 127 timeshare use periods at Skier's Edge, a timeshare condominium located near Breckenridge, Colorado, together with approximately eighteen acres of undeveloped land adjoining the resort. The carrying value at September 30, 1997 was $416,322. The total timeshare use periods in the project were approximately 1,200 at September 30, 1997. Unsold timeshares, while being held for sale, are included in a rental pool operated by the resort owner's association. Net rental revenue was $7,093 in 1997, $6,629 in 1996 and $21,956 in 1995. The market value of the property is estimated at $542,500 at September 30, 1997 based upon Metropolitan's review of the assessed valuation of the property for tax purposes and an analysis of prior timeshare sales.

                         Other Development Properties

      In addition to the resort properties described above, the Consolidated Group (principally Metropolitan), is engaged in the development of various other properties. These development properties were generally acquired in the ordinary course of business, generally through repossessions. In addition, the Consolidated Group may acquire property for development. These acquisitions may include properties adjoining one already owned in order to enhance the value of the original parcel, or the acquisition of properties unrelated to existing holdings. The development or improvement of properties is undertaken for the purposes of enhancing values, to increase salability and to maximize profit potential.

      Substantially all of the Development activity is performed for the Consolidated Group by Summit Property Development, a subsidiary of Summit. During 1997, approximately $1.8 million in fees were paid to Summit Property Development for property development activities.

      Significant development properties, sales activities for 1997 and plans for 1998 are described below. There can be no assurance that the Consolidated Group will be successful in its 1998 development and sales plans and the Consolidated Group may modify its plans at its sole discretion.

The Liberty Lake Properties

      Located just east of Spokane, Washington near Liberty Lake, this land was acquired by Metropolitan between 1989 and 1997 primarily utilizing repossessed properties as consideration. During fiscal 1997, the property included one residential development parcel and one business parcel, which is described more fully below. The area where these parcels are located includes residential, commercial and industrial properties including a business park.

      Liberty Lake Center (formerly MeadowWood Business Park - Phase II):
Liberty Lake Center includes 17.12 acres of industrial-zoned property acquired by exchange in 1990. During June 1997, Metropolitan exercised its option to purchase 62.10 acres at $10,500 per acre. An additional 19.26 acres were purchased from Olivetti North America in December 1996. Also, 6.40 acres of former railroad right-of-way was purchased from Spokane County in 1996. This brings the total land area of Liberty Lake Center (excluding subsequently dedicated road right-of-ways) to 100.24 acres.

      A Final Binding Site Plan was filed on the property in July 1997. The first sale of 2.5 acres occurred in September 1997 to Land Rover for an auto sales facility. The sale was for $299,475. At September 30, 1997, the carrying value of the remaining property was $5,674,277. Installation of the first phase of roads and landscape improvements was completed in the fall of 1997.

      MeadowWood Residential: This residential parcel, The Glen, consisted of 37 acres of which 32 acres were sold in February 1996 for $755,000. At September 30, 1997, Metropolitan's carrying value for the remaining five acres was $146,682.

The Summit Property

      This property consists of approximately 76.35 acres in downtown Spokane adjacent to the central business district and is located along the north bank of the Spokane River. It contains several parcels which were purchased between 1982 and 1996. The property is zoned for mixed use from medium density residential to office and retail. A final Environmental Impact Statement on the proposed project was published in 1993. The master plan and Shoreline Substantial Development Use Permit were approved by the City of Spokane in 1995. Demolition of several vacant buildings located on the property began during the fall of 1997. At September 30, 1997, the carrying value of the property was $11,844,386.

Airway Business Centre

      Airway Business Centre consists of two phases of commercial/industrial-zoned property. The property is located in the City of Airway Heights, Washington approximately 10 miles west of downtown Spokane. The project is part of a 440 acre parcel originally purchased in 1979.

      Phase One of the Centre had a Final Binding Site Plan consisting of 13 lots with a total area of 47.24 acres, approved in 1994. The property has approximately one-quarter mile of frontage on U.S. Highway 2, a regional east/west transportation route. Current improvements to the property include the extension of private streets within the western portion of the project, a right-turn access off of Highway 2, utility extensions to serve interior parcels, and a traffic signal at the project's main intersection.

      Four lot sales have occurred in Phase One with a total sales price of $489,400. Two other lots were traded for properties of equal value. The carrying value of Phase One as of September 30, 1997 was $2,080,948.

      Phase Two of the Centre had a Final Binding Site Plan approved in 1997. This portion included the extension of two public streets to serve the project. A total of 45.19 acres of the project have an approved Binding Site Plan, while 21.23 acres await City approval of further subdivision. The carrying value as of September 30, 1997 was $570,598.

      Also within Phase Two is a 1.61 acre lot upon which Metropolitan constructed a new headquarters for Spokane County Fire District #10. The facility was completed in May 1997. The total sales price for this project was $1,270,653.

Airway Heights Residential

      This site is 33 acres located adjacent to the Airway Business Centre in the City of Airway Heights. This property is zoned residential. During 1995, Metropolitan sold an option to purchase the property which was exercised during 1997. The sales price was $257,000, which resulted in a gain of $85,000.

Spokane Valley Plaza

      The property is located near the Sullivan Road and Interstate 90 freeway interchange just east of Spokane and consists of 33 acres of commercial-zoned land. The property was acquired in 1990 using repossessed property as consideration. County approval for a 348,000 square foot shopping center was received in 1991. During 1996, Metropolitan sold a 12.85 acre portion of this parcel to Wal-Mart for $2,798,351. As part of the consideration for the sale, Metropolitan entered into a co-development agreement to develop on-site infrastructure at a cost to Metropolitan of approximately $900,000. An additional 2.75 acres was sold to Toys 'R Us in June 1997. The sales price was $1,256,860. The carrying value as of September 30, 1997 was $5,275,288.

Broadmoor Park (Pasco)

      This property, acquired through repossession in 1988, consists of 368 acres of land, at a freeway interchange in Pasco, Washington. The property was zoned in 1994 for mixed residential and commercial use. Water and sewer have been extended to the property. Access to the property has been improved by construction of interior roads.

      Broadmoor Factory Outlet Mall:  The Broadmoor Factory Outlet Mall is
24.5 acres located on the north side of the freeway. The Mall is 107,000 square feet, and over 95% leased as of September 30, 1997. The carrying value of the property as of September 30, 1997 is $10,221,377. The appraised value was $13,325,000 as of December 15, 1995. Lease payments from the initial tenants commenced August, 1995. The mall generated approximately $24,000 of rental income in fiscal 1995, approximately $695,000 during fiscal 1996, and approximately $1,001,000 in fiscal 1997.

      Broadmoor Park General: The remaining 344 acres is zoned for development as hotels, motels, fast food restaurants, gas stations, a variety of stores, land for development of both single and multi-family residential housing, and civic uses. Two parcels were sold during fiscal 1996 for $569,765. The carrying value as of September 30, 1997 is $5,474,835. The appraised value was $10,800,000 as of September 30, 1996. The appraised value of substantially unimproved land is subject to a number of assumptions. Actual results may differ substantially from such appraisals.

      Two new facilities were constructed on the property by Metropolitan in 1997. A call center for lease by Dakotah Direct, a national telemarketing firm, was completed and occupied in April. The building was subsequently sold to an investor for $1,200,000. The second facility was built for lease to Broadmoor RV & Truck Center. The project was completed and opened for business in June. Monthly lease payments are $10,000. Also, construction of a 64 room motel began on one of the parcels previously sold. Construction is scheduled for completion in October 1997.

Puyallup

      This property is approximately 20 acres of land zoned for commercial and multi-family development in Puyallup, Pierce County, Washington and is located adjacent to a major shopping area. Sewer capacity issues are currently impacting the marketability of this property. The city of Puyallup has indicated that the property can be fully served by city facilities by the fall of 1999. At September 30, 1997, the carrying value was $1,377,500. Its appraised value was $1,740,000 as of September 30, 1996.

Everett

      This property is a 98 acre parcel of industrial-zoned property located adjacent to Boeing's Paine Field plant at Everett, Washington. Studies of utility services, access requirements and environmental issues are ongoing as are discussions with several parties to sell and/or jointly develop the property. At September 30, 1997, the carrying value in the property was $4,988,291. The appraised value is $7,635,000 as of September 30, 1996.

Renton

      This property is approximately 35 acres. It is characterized by heavily vegetated terrain and is zoned residential. The City of Renton has annexed and rezoned the property increasing its density from just over 100 residential units to over 200 residential units. At September 30, 1997, the carrying value in the property was $3,182,500. The appraised value was $3,425,000 as of September 30, 1997.

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

      The total development property sales were $3,131,388 during fiscal 1997.

      The following table presents additional information about the Consolidated Group's investments in and sales of real estate held for sale and development:

                                              Year Ended or at September 30,
                                              ______________________________
                                                1997       1996      1995
                                              ________   ________  ________
                                                   (Dollars in Thousands)
REAL ESTATE HELD FOR SALES AND DEVELOPMENT
  Investment Property Held for Sale and
    Development                               $ 47,413   $ 48,175  $ 53,101
  Real Estate Acquired in Satisfaction of
    Debt and Foreclosures in Process            34,389     36,158    38,000
                                              ________   ________  ________
  Net Balance                                 $ 81,802   $ 84,333  $ 91,105
                                              ========   ========  ========

SUMMARY OF CHANGES
  Balance at Beginning of Year                $ 84,333   $ 91,105  $ 76,766
  Additions and Improvements:
    Condominiums                                11,664     18,795    26,276
    Repossessed and Development Real Estate     22,460     21,392    24,644
    Transfer from Fixed and Other Assets          --       --         1,599
    Depreciation                                (4,986)    (3,048)   (1,731)
  Cost of Real Estate Sold:
    Condominium Units                          (16,028)   (23,531)  (22,674)
    Real Estate                                (15,641)   (20,380)  (13,775)
                                              ________   ________  ________
Balance at End of Year                        $ 81,802   $ 84,333  $ 91,105
                                              ========   ========  ========



GAIN (LOSS) ON SALE OF REAL ESTATE
  Condominiums:
    Sales                                     $ 14,719   $ 22,799  $ 23,621
    Unit Costs                                  (4,486)    (8,051)   (7,676)
    Associated Selling Costs                   (11,542)   (15,480)  (14,998)
                                              ________   ________  ________
  Condominium-Gain (Loss)                       (1,309)      (732)      947
                                              ________   ________  ________
  Real Estate:
    Sales                                       16,701     22,849    15,767
    Equity Basis                               (15,641)   (20,380)  (13,775)
                                              ________   ________  ________
    Real Estate-Gain                             1,060      2,469     1,992
                                              ________   ________  ________
    Total Gain(Loss) on Sale of Real Estate   $   (249)  $  1,737  $  2,939
                                              ========   ========  ========

COMPETITION

      The Consolidated Group competes with other financial institutions including various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. In the private secondary mortgage market, the largest single competitors are subsidiaries of much larger companies while the largest number of competitors are a multitude of individual investors. In all areas of Receivable acquisitions, the Consolidated Group competes with financial institutions many of which are larger, have access to more resources, and greater name recognition. Management believes its primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by the Consolidated Group include its access to markets throughout the United States; Metropolitan's BrokerNet software; its flexibility in structuring Receivable acquisitions; its long history in the business; and its in-house capabilities for processing and funding transactions. To the extent other competing Receivable investors may develop faster closing procedures, more flexible investment policies, or other attributes that are more desirable to Receivable sellers, they may experience a competitive advantage.

      Management believes the Consolidated Group to be one of the largest investors in such seller-financed Receivables in the United States.

      Metropolitan competes with other investors in its lottery, structured settlement and annuity acquisitions. Competitive forces have substantially decreased the yields available on new lottery acquisitions, and may have the same impact on structured settlements and annuities in the future.

      Metwest competes with other lending institutions in its loan origination program and pool acquisition program. Metropolitan competes with other lending institutions in its correspondent lending program. The lending market is a multi-billion dollar market including competitors with vastly greater resources, economies of scale and name recognition. Metwest and Metropolitan believe that their flexible underwriting and pricing guidelines enhance their ability to compete in these markets. To date, Metwest's growth in these activities has been below projections. Management has implemented several new programs in an effort to expand these activities. See "BUSINESS-Receivable Investments." There can be no assurance that these programs will be successful in expanding these activities, nor that they will be profitable if expanded.

      Metropolitan and Western United compete in the secondary market as sellers of pools of receivables (both direct sales and sales through securitization). This market is a multi-billion dollar market and includes competitors with access to greater resources, greater volumes and economies of scale, and better name recognition.

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

REGULATION

      The Consolidated Group is subject to laws of the State of Washington which regulate "debenture companies" in part because it obtains capital for its activities through offerings of debt securities to residents of the State of Washington. These laws, known as the Debenture Company Act (the "Act"), are administered by the Securities Division of the State Department of Financial Institutions (the Department). Designed to protect the interests of investors, the Act limits the amount of debt securities Metropolitan may issue by requiring the maintenance of certain ratios of net worth to outstanding debt securities. The required ratio depends on the amount of debt securities outstanding, declining from 20% for amounts of $1,000,000 or less, to 10% for amounts between $1,000,000 and $100,000,000, and to 5% for amounts in excess of $100,000,000. At September 30, 1997, Metropolitan's required net worth for this purpose was approximately $14,361,000 while its actual net worth (stockholders' equity) was approximately $54,113,000. The Act requires that 50% of the required net worth amount be maintained in cash or other liquid assets. In addition, the Act limits equity investments by Metropolitan in a single project or subsidiary to the greater of net worth or 10% of assets; aggregate equity investments, with certain exceptions, to 20% of assets; loans to any single borrower, with certain exceptions, to 2.5% of assets; and investments in unsecured loans to 20% of assets. Other provisions of the Act prohibit Metropolitan from issuing more than 50% of its debentures for terms of two years or less; prohibit transfer of control of Metropolitan without regulatory approval; prohibit common control of another debenture company, bank or trust company; and prohibit officers, directors and controlling shareholders from directly or indirectly borrowing funds of Metropolitan and from participating in certain other preferential transactions with it. Metropolitan is required to notify its debentureholders in writing fifteen to forty-five days in advance of the maturity dates of their investments and to provide all debentureholders with copies of its annual financial statements. The Act also provides for periodic examinations of the accounts, books and records of debenture companies such as Metropolitan to ascertain compliance with the law. Finally, the Act and other applicable laws and regulations provide the Department with authority to take regulatory enforcement actions in the event of a violation of such laws and regulations.

      Throughout the securities offering which expired January 31, 1998, Metropolitan's aggregate principal amount of outstanding debentures, including accrued and compound interest, and its aggregate amount of preferred stock outstanding were limited to $295,800,000, by the terms of the securities sales permits issued by the State of Washington pending improvement in Metropolitan's ratio of earnings to its fixed charges and preferred stock dividends. For the purposes of this calculation, the earnings of subsidiaries are excluded unless actually paid to Metropolitan as dividends. These limitations did not restrict Metropolitan's ability to sell debentures and preferred stock during the 12 month offering period ending January 31, 1998. However, lower restrictions in prior years have limited Metropolitan's ability to sell debentures and preferred stock. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Capital Resources" under
Item 7.

      All areas of the Consolidated Group's Receivable acquisition and servicing activities are highly regulated by Federal and State laws designed principally to protect the payor. Metwest's lending and servicing activities must comply with, among other regulations, Truth in Lending Act (TILA), Real Estate Settlement Procedures Act (RESPA), Regulation X, and Z. Metwest is licensed as an FHA/HUD servicer/lender and a Fannie Mae seller/servicer; as such, it must comply with applicable FHA, HUD, and Fannie Mae regulations and guidelines.

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

      The net amounts expensed by Western United for guaranty fund assessments and charged to operations for the years ended September 30, 1997, 1996 and 1995 were $480,000, $900,000 and $782,000, respectively. These estimates were based on information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1988 through 1995. Management does not believe that the amount of future assessments associated with known insolvencies after 1995 will be material to its financial condition or results of operations. During the year ended September 30, 1997, Western United reduced their estimate of these losses by $401,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. During the years ended September 30, 1996 and 1995, Western United did not make an adjustment based on updated information. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies. The amount of guaranty fund assessment that was originally accrued in 1993 has been recorded net of a 8.25% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $412,000 at September 30, 1997.

      Dividend restrictions are imposed by regulatory authorities on Western United. The unrestricted statutory surplus of Western United totaled approximately $8,597,000 as of September 30, 1997, $5,567,000 as of September 30, 1996 and $1,986,000 as of September 30, 1995. The principal reason for the increase during 1997 was the generation of net income.

      For statutory purposes, Western United's capital and surplus and its ratio of capital and surplus to admitted assets were as follows for the dates indicated:

                                                       As of December 31,
                                       As of          _____________________
                                 September 30, 1997   1996    1995    1994
                                 __________________   _____   _____   _____


Capital and Surplus(Millions)          $51.8          $50.1   $46.2   $43.8
Ratio of Capital and Surplus to
  Admitted Assets                        5.8%           5.5%    5.3%    5.5%

      Although the State of Washington requires only $4,000,000 in capital and surplus to conduct insurance business, Western United has attempted to maintain a capital and surplus ratio of at least 5% which management considers adequate for regulatory and rating purposes.

      In 1993, Washington State enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. Western United's capital and surplus levels exceed the calculated minimum requirements at September 30, 1997.

ITEM 2.     PROPERTIES

      Metropolitan Mortgage & Securities Co., Inc. (Metropolitan) was established and incorporated in the State of Washington in January, 1953. Its principal executive offices are located at 929 West Sprague Avenue, Spokane, WA 99201. Its mailing address is P.O. Box 2162, Spokane, WA 99210-2162 and its telephone number is (509) 838-3111. On November 14, 1997, Metropolitan acquired an approximately 200,000 square foot office building located at 601 West First Avenue, Spokane, Washington, approximately three blocks from the current headquarters. Approximately 50% of the building is currently leased by other tenants. Metropolitan anticipates moving its headquarters to this building in late spring 1998.

      See "BUSINESS-Receivable Investments" & "BUSINESS-Real Estate Development" under Item 1.

ITEM 3.     LEGAL PROCEEDINGS

      There are no material legal proceedings or actions pending or threatened against Metropolitan Mortgage & Securities Co., Inc., or to which its property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

1.  (a)     Market Information:  There is no market for the Registrant's common stock.

    (b) Holders: There were 5 Class A Common stockholders as of September 30, 1997.

    (c) Dividends: There were no dividends declared on the Registrant's single class of common equity during the last two years.

            While dividends have not been paid in the recent past, the Registrant may pay dividends in the future. At the date of this Form 10-K, the Registrant has made no determination as to the likelihood that it will or will not pay common dividends in the future.

2.          Recent Sales of Unregistered Securities:  None.

ITEM 6.     SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

      The consolidated financial data shown below as of September 30, 1997 and 1996 and for the years ended September 30, 1997, 1996 and 1995 (other than the ratio of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, Metropolitan's consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown as of September 30, 1995, 1994 and 1993 and for the years ended September 30, 1994 and 1993 have been derived from audited financial statements not included herein. The consolidated financial data shown below as of September 30, 1995, 1994 and 1993 and for the years ended September 30, 1994 and 1993 have been derived from the consolidated financial statements not included elsewhere herein.

                                                        Year Ended September 30,
                                ________________________________________________________________________
                                   1997           1996            1995           1994            1993
                                __________     __________      __________     __________      __________
                                             (Dollars in Thousands Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF
  INCOME DATA:
Revenues                        $  155,135     $  156,672      $  138,107     $  138,186      $  133,113
                                ==========     ==========      ==========     ==========      ==========
Income before minority
  interest and cumulative
  effect of change in
  accounting principle          $    9,791     $    8,146      $    6,376     $    5,702      $    8,558
Income allocated to
  minority interests                  (123)          (108)            (73)          (224)           (255)
                                __________     __________      __________     __________      __________
Income before cumulative
  effect of change in
  accounting for income
  taxes                              9,668          8,038           6,303          5,478           8,303


Cumulative effect of
  change in accounting
  for income taxes(1)               --             --              --             --              (4,300)
                                __________     __________      __________     __________      __________
Net income                           9,668          8,038           6,303          5,478           4,003
Preferred stock dividends           (4,113)        (3,868)         (4,038)        (3,423)         (3,313)
                                __________     __________      __________     __________      __________
Income applicable to
  common stockholders           $    5,555     $    4,170      $    2,265     $    2,055      $      690
                                ==========     ==========      ==========     ==========      ==========
Ratio of earnings to fixed
  charges                             1.77           1.46            1.35           1.29            1.43
Ratio of earnings to fixed
  charges and preferred stock
  dividends(3)                        1.31           1.14            1.03           1.04            1.17
PER COMMON SHARE DATA(2):
Income before cumulative
  effect of change in
  accounting principle          $   42,733     $   32,073      $   17,288     $   14,996      $   37,239
Cumulative effect of change
  in accounting principle(1)        --             --              --             --             (32,089)
                                __________     __________      __________     __________      __________
Income applicable to
  common stockholders(4)        $   42,733     $   32,073      $   17,288     $   14,996      $    5,150
                                ==========     ==========      ==========     ==========      ==========
Weighted average number of
  common shares outstanding(2)         130            130             131            137             134
                                ==========     ==========      ==========     ==========      ==========
Cash dividends per common
  share                         $   --         $   --          $    3,800     $      675      $      675
                                ==========     ==========      ==========     ==========      ==========
CONSOLIDATED BALANCE SHEET
  DATA:
Total assets                    $1,112,389     $1,282,659      $1,078,468     $1,063,290      $1,031,958
Debentures, other debt
  payable and securities sold,
  not owned                        190,131        363,427         226,864        261,500         234,497
Stockholders' equity                54,113         46,343          40,570         32,625          32,781

(1) Change in accounting principles reflects the adoption of Statement of Financial Accounting Standards No. 109-"Accounting for Income Taxes."




(2) All information retroactively reflects the reverse common stock split of 2,250:1 which occurred during the fiscal year ended September 30, 1994.

(3) The consolidated ratio of earnings to fixed charges and preferred stock dividends was 1.31, 1.14, 1.03, 1.04 and 1.17 for the years ended September 30, 1997, 1996, 1995, 1994 and 1993, respectively.

      Assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments, the ratio of earnings to fixed charges and preferred dividends for Metropolitan alone was 1.01, 1.11, 1.05, 1.34 and 1.06 for the years ended September 30, 1997, 1996, 1995,
      1994 and 1993, respectively.

      The consolidated ratio of earnings to fixed charges excluding preferred stock dividends was as follows for the years ended September 30, 1997 - 1.77; 1996 - 1.46; 1995 - 1.35; 1994 - 1.29; and 1993 - 1.43. The ratio of earnings to fixed charges excluding preferred stock dividends for Metropolitan, assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments was 1.36, 1.48, 1.40, 1.36 and 1.31 for the years ended September 30, 1997, 1996, 1995, 1994 and 1993 respectively.

(4) Earnings per common share are computed by deducting preferred stock dividends from net income and dividing the result by the weighted average number of shares of common stock outstanding. There were no common stock equivalents or potentially dilutive securities outstanding during any year presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Introduction

      Consolidated Group net income after income taxes and minority interest was approximately $9.7 million for the fiscal year ended September 30, 1997 as compared to $8.0 million and $6.3 million for the comparable 1996 and 1995 periods, respectively. The increase in 1997 over 1996 was primarily attributable to a net increase of $9.3 million in realized gains from sales of investments and Receivables, an increase of $219,000 in net interest sensitive income and expense, an increase of $397,000 in fees, commissions, service and other income, being offset by a $2.0 million decrease in gains from real estate sales, an increase of $1.8 million in the provision for losses on real estate assets, an increase of $3.7 million in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization and an increase of $.8 million in income taxes and income allocated to minority stockholders. The increase in 1996 over 1995 was primarily attributable to a net increase of $7.4 million in realized gains from the sales of investments and Receivables, an increase of $1.3 million in net interest sensitive income and expense, being offset by a $1.2 million decrease in gains from real estate sales, a decrease of $1.5 million in fees, commissions, service and other income, an increase of $2.2 million in the provision for losses on real estate assets, a $.8 million increase in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization and an increase of $1.2 million in income taxes and income allocated to minority stockholders.

      The Consolidated Group implements its primary investment goal to maximize its risk-adjusted rate of return by investing in non-conventional real estate Receivables. Non-conventional Receivables are typically Receivables not originated by a regulated financial institution and not underwritten to FNMA or FHA underwriting guidelines. Normally, either the borrower or the collateral will not meet sufficient FNMA or FHA underwriting guidelines to qualify for conventional financing and the seller will be required to provide the financing to complete the sale. These "seller-financed Receivables" or "seller take-back Receivables" are the types of non-conventional Receivables normally acquired by the Consolidated Group. Because borrowers in this market generally have blemished credit records and the

 Consolidated Group is not able to receive income/employment information, the Consolidated Group's underwriting practices focus more strongly on the collateral value as the ultimate source for repayment. In conjunction with its investment in non-conventional Receivables, while higher delinquency rates are expected, the Consolidated Group believes this risk is generally offset by the value of the underlying collateral relative to the Consolidated Group's investment therein and the superior yields over conventional financing.

      During the three-year period ended September 30, 1997, the Consolidated Group operated in an environment of somewhat narrow downward fluctuations in interest rate levels with rates relatively flat in 1997 after trending up in 1996 following a declining trend in late 1995. Over the three-year period, the general decrease in interest rate levels positively impacted earnings and increased the fair value of the portfolio of predominantly fixed rate investments. A portion of this improvement in value was recognized with the realization of gains from the sale of investment securities and Receivables of $21.2 million, $11.9 million and $4.4 million in 1997, 1996 and 1995, respectively. The net effect of the sales was to recognize the present value of future income from the Receivables sold and to reduce future income to the extent that the proceeds from sales were invested at lower rates of return. For further information concerning the investment portfolio, See "BUSINESS-Life Insurance and Annuity Operations" & "BUSINESS-Securities Investments" under Item 1. The Receivable portfolio also experienced higher than normal prepayments during the periods of declining rates which increased income by triggering the recognition of unamortized discounts at an accelerated rate.

      Although the national economy has experienced moderate growth over the past three years, the Consolidated Group's financial results were not materially impacted because of: (1) the wide geographic dispersion of its Receivables; (2) the relatively small average size of each Receivable; (3) the primary concentration of investments in residential Receivables where market values have been more stable than in commercial properties; and (4) a continuing strong demand for tax-advantaged products, such as annuities.

      During 1995, the Consolidated Group sold two of its subsidiary operating companies and discontinued its property development division. In January 1995, the Consolidated Group sold its broker/dealer subsidiary, MIS, to Summit and discontinued its property development activities. Old Standard was sold to Summit in May 1995. The financial results of these transactions were not material to the Consolidated Group. Also, See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

      During 1996, construction on a major timeshare development project in Kauai, Hawaii was completed. At completion, approximately $21.4 million had been invested in the final phase. The final phase consisted primarily of the Banyan building of which approximately 1061 of the available 3050 timeshare weeks remained unsold at September 30, 1997. The sales price of each timeshare week is projected to range between $14,000 and $18,000 with an expected sellout in approximately late 1998. See "BUSINESS-Real Estate Development-Lawai Beach Resort" under Item 1.

      Net income in 1997, 1996, 1995, 1994 and 1993 was sufficient to cover fixed charges including preferred stock dividend requirements. After considering the effects of potentially non-recurring income items such the gains from sales of investments, Receivables and real estate, the 1997 income would have been insufficient to cover fixed charges by approximately $13.0 million. Additionally, the elimination of similar items in 1996, 1995 and 1994 would have resulted in insufficient earnings to cover fixed charges by approximately $9.7 million, $6.8 million and $4.2 million, respectively. See Selected Consolidated Financial Data under Item 6.

Revenues and Expenses

      Revenues for the Consolidated Group of $155.1 million for 1997 showed a slight decrease from the $156.7 million reported in the prior year. Revenues of $156.7 million for the fiscal year ended September 30, 1996 showed a substantial increase from the $138.1 million reported for the same period in 1995. The slight decrease in 1997 was primarily attributable to the $9.0 million increase in gains on sales of Receivables and the $3.0 million increase from interest related revenues being more than offset from the $14.2 million decrease in real estate sales revenues. The $18.6 million increase in 1996 revenues was primarily attributable to an increase of $6.5 million from interest related revenues, a $6.3 million increase in real estate sales and a $8.3 million increase in realized gains on sales of Receivables.

      Expenses of operation for the Consolidated Group were $140.3 million, $144.3 million and $128.6 million for fiscal years ended September 30, 1997, 1996 and 1995, respectively. The decrease in expenses in 1997 over 1996 was primarily the result of a $12.2 million decrease in cost of real estate sold being only partially offset by an increase of $2.2 million in the cost of insurance policy and annuity benefits, an increase of $.6 million in interest expense, an increase of $1.8 million in the provision for losses on real estate assets, and a $3.7 million increase in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization. The increase in expenses in 1996 over 1995 included an increase of $2.8 million in the cost of insurance policy and annuity benefits, an increase of $2.4 million in interest expense, an increase of $2.2 million in the provision for losses on real estate assets and a $.8 million increase in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization.

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

      The Consolidated Group is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. As with the impact on operations from changes in interest rates, the Consolidated Group's NPV (the Net Present Value) of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group continually monitors the sensitivity of net income and NPV of its financial assets and liabilities to changes in interest rates.

      The following table presents, as of September 30, 1997, the Consolidated Group's estimate of the change in its NPV of financial assets and liabilities if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Asset/Liability Management."

                                                                     Interest Rate Change
                                                    ______________________________________________________
                        Carrying                     Decrease      Decrease       Increase      Increase
                        Amounts      Fair Value         1%            2%             1%            2%
                       __________    __________     __________    __________     __________    __________
                                                      (Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash
  equivalents          $   58,925    $   58,925     $   58,925    $   58,925     $   58,925    $   58,925
Investments               184,829       183,810        192,056       200,840        176,065       168,784
Real estate
  contracts and
  mortgage notes          503,565       527,952        546,776       566,793        510,230       493,527
Other receivable
  investments             164,534       170,809        179,808       189,507        162,451       154,681
                       __________    __________     __________    __________     __________    __________
                       $  911,853    $  941,496     $  977,565    $1,016,065     $  907,671    $  875,917
                       ==========    ==========     ==========    ==========     ==========    ==========
FINANCIAL
  LIABILITIES:
Annuity reserves       $  825,369    $  825,369     $  853,087    $  882,114     $  798,893    $  773,597
Debentures payable        182,546       187,110        186,715       188,629        182,968       181,134
Debt payable                4,885         4,935          4,996         5,048          4,896         4,847
                       __________    __________     __________    __________     __________    __________
                       $1,012,800    $1,017,414     $1,044,798    $1,075,791     $  986,757       959,578
                       ==========    ==========     ==========    ==========     ==========    ==========

      Net interest sensitive income was $28.0 million for the fiscal year ended September 30, 1997. The comparable results for 1996 and 1995 were $27.8 million and $26.5 million, respectively. Interest rates for 1997 were relatively stable with slightly increasing rates early on and declining rates as the fiscal year closed. Interest rates in 1996 remained relatively stable with slightly increasing rates as the fiscal year closed. Interest rates were generally increasing over 1995 before declining later in the year which contributed to the decrease of $1.6 million in net interest sensitive income during 1995. Also contributing to the changes in net interest sensitive income was the capitalization of approximately $.5 million, $2.5 million and $2.7 million for the years 1997, 1996 and 1995, respectively, of interest associated with various real estate development projects owned by the Consolidated Group.

Real Estate Sales

      The Consolidated Group is in the real estate market due primarily to its repossession of properties following Receivable defaults and its investment in a major timeshare development project in Kauai, Hawaii. See "BUSINESS-Real Estate Development" under Item 1.

      At September 30, 1997, excluding timeshare development property, approximately 82% of real estate owned by the Consolidated Group is located in the Pacific Northwest (Alaska, Washington, Oregon, Idaho, Montana), which has experienced a stronger more stable economy than many areas of the nation in the past several years. Consequently, management believes that the sale of these assets will be largely dependent on the attractiveness of the Pacific Northwest marketplace. Of the property owned in the Pacific Northwest, approximately $14.9 million is invested in commercial developments with approximately $39.4 million in undeveloped land.

      The Consolidated Group is engaged in the development of various properties acquired in the course of business through repossession and as investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase salability and to maximize profit potential.

      Real estate costs exceeded real estate sales by $249,000 in 1997, while sales exceeded cost of those sales by $1.7 million in 1996 and $2.9 million in 1995. Included in these results are sales of timeshare units with a net loss of $1.2 million and $.7 million in 1997 and 1996, respectively, and a net gain of $.9 million in 1995. Metropolitan has engaged an affiliate of the Shell Group, Chicago, Illinois, Shell-Lawai ("Shell") to provide management services and sell timeshare units at Lawai Beach. See "BUSINESS-Real Estate Development-Lawai Beach Resort" under Item 1. This agreement provides for a fixed fee to Shell plus an incentive fee based upon future sales after a base amount of cash flow is generated by the property. Sales of timeshare units in 1997, 1996 and 1995 were approximately $13.8 million, $22.8 million and $23.6 million, respectively.

      Real estate sales, including timeshare unit sales, totaled $31.4 million for 1997, $45.6 million for 1996 and $39.4 million for 1995. Sales of repossessed properties have more than kept pace with yearly additions resulting in a total investment in repossessed real estate of $34.4 million at September 30, 1997, $36.2 million at September 30, 1996, and $38.0 million at September 30, 1995. The aggregate investment in real estate held for sale and development decreased to $81.8 million at September 30, 1997, from $84.3 million at September 30, 1996, which decreased from $91.1 million at September 30, 1995. The decrease from 1996 to 1997 is primarily attributable to the unit costs for sales in the timeshare project in Kauai, Hawaii. The decrease from 1995 to 1996 is attributable to the final completion of the timeshare project in Kauai, Hawaii in October 1995 and the sale of several large commercial properties throughout 1996. In addition to timeshare unit development, the Consolidated Group is in the general business of holding and developing property for sale. The largest investments in such activities at September 30, 1997 were a $11.8 million development located in downtown Spokane adjacent to the central business district and a $10.2 million factory outlet mall development located in Pasco, Washington. See "BUSINESS-Real Estate Development-Other Development Properties" under Item 1.

      Gains or losses on real estate sold (excluding timeshare units) are a function of several factors. Management's experience with the most significant of these factors during the last three fiscal years is set forth below:

                                         For the Fiscal Year Ended
                                                 September 30,
                                       _______________________________
                                         1997          1996         1995
                                       ________      ________     ________
                                            (Dollars in Thousands)
Amount of delinquencies over
  three months at fiscal year
  end                                  $ 36,000      $ 26,500     $ 17,500


Amount of foreclosures during
  the fiscal year                      $ 14,977      $ 14,271     $ 13,834
Amount of foreclosed real
  estate held for sale at
  fiscal year end                      $ 34,389      $ 36,158     $ 38,004
Gain on sale of the
  property during the fiscal
  year                                 $  1,060      $  2,469     $  1,992

      The principal amount of Receivables in arrears for more than ninety days as of September 30, 1997, 1996 and 1995 was 6.8%, 3.9% and 2.8%, respectively, stated as a percentage of the total outstanding principal amount of Receivables. See Note 3 to the Consolidated Financial Statements under Item
8. Improving the Consolidated Group's collection procedures, reducing delinquencies and reducing real estate held for sale and development, including repossessed property, continue to be ongoing goals of management.

      The increase in delinquencies from 1996 to 1997 of approximately $9.5 million and the increase of approximately $9.0 million from 1995 to 1996 was primarily the result of a higher delinquency rate on timeshare Receivables and an overall increase in the general delinquency rate for all Receivables. Additionally, as only currently performing Receivables could be sold in the securitizations, the Consolidated Group retained Receivables that were delinquent. The Consolidated Group believes the increased delinquency rates were adequately reserved as the Consolidated Group has increased the allowance for loss on real estate assets associated with Receivables from $7.9 million in 1996 to $9.5 million in 1997.

Provision for Losses on Real Estate Assets

      During the years ended September 30, 1997, 1996 and 1995, the Consolidated Group provided $8.1 million, $6.4 million and $4.2 million, respectively, for losses on real estate assets. At September 30, 1997, 1996 and 1995, the Consolidated Group had aggregate allowances for losses on real estate assets of $12.3 million, $10.2 million and $8.1 million, respectively, on real estate assets of $595 million, $735 million, and $679 million, respectively. See Notes 3 and 6 to the Consolidated Financial Statements under Item 8.

Non-Interest Income and Expense

      Non-interest income, composed of "Fees, Commissions, Services, and Other Income" on the income statement, was $4.7 million for the fiscal year ended September 30, 1997, $4.3 million for the fiscal year ended September 30, 1996, and $5.8 million for the comparable period in 1995. Income sources include service fees and late charges in connection with Receivables, charges for loan servicing and other services provided to outside affiliated companies, and rents, commissions and other revenues primarily associated with the Lawai Beach Resort, Kauai, Hawaii. The increase from 1996 to 1997 was primarily attributable to additional fees associated with the retained servicing on the Receivable securitizations. The decrease of $1.5 million in 1996 from 1995 was primarily the result of ceasing the operations of a restaurant at Lawai Beach Resort and converting it to a leased operation, thereby reducing both revenues and related expenses.

      Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision for losses on real estate assets. Non-interest expense was $30.6 million for the year ended September 30, 1997 compared to $26.9 million for the fiscal year ended September 30, 1996 and $26.1 million for the comparable period in 1995. The increase in cost of $3.7 million in 1997 over 1996 was primarily attributable to an increase of $3.6 million in salaries and benefits and a decrease of $3.0 million in capitalized costs, net of amortization being only partially offset by a $2.8 million reduction in commissions to agents. The increase in cost of $.8 million in 1996 over 1995 was primarily attributable to an increase of $1.4 million in salaries and benefits and a decrease of $1.9 million in capitalized costs, net of amortization being only partially offset by a $2.0 million reduction in commissions to agents and a $.5 million decrease in other operating expenses.

Realized Net Gains (Losses) on Sales of Investments and Receivables

      The Consolidated Group invests in securities and Receivables as well as real estate investment properties. The Consolidated Group adopted SFAS No. 115 on September 30, 1993 and since that time has classified its investments in debt and equity securities as either "trading," "available-for-sale" or "held-to-maturity." From time to time, gains or losses are recognized on trading positions and securities classified as "available-for-sale" may be sold at a gain or a loss. Net losses from the sale of investments was $.5 million in 1997, $.8 million in 1996 with net gains of $.03 million for the fiscal year ended September 30, 1995. See "BUSINESS-Securities Investments" under Item 1. The Consolidated Group purchases Receivables collateralized by real estate, lottery prizes structured settlements, and annuities. See "BUSINESS-Receivable Investments" under Item 1 and Notes 3 and 7 to the Consolidated Financial Statements under Item 8. Such assets are generated through the ongoing production operations of the Consolidated Group. At times, Receivables which have increased in value, primarily from a decreasing interest rate environment, or which exceed internal demand, may be remarketed either through whole loan sales or securitizations. See "BUSINESS-Receivable Investments-Receivable Sales" under Item 1. Net gains from the sale of Receivables were $21.7 million, $12.7 million and $4.4 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

Asset/Liability Management

      The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature. Generally, the Consolidated Group's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments) reprice more slowly than the Consolidated Group's financial liabilities (primarily securities sold, not owned, debentures and annuities). In a rising rate environment, this mismatch will tend to reduce earnings, while in a falling rate environment, earnings will tend to increase. During fiscal 1998, approximately $191 million of interest sensitive assets are expected to reprice or mature. These assets consist of approximately $45 million of Receivables, $87 million of fixed income investments and $59 million of cash and cash equivalents. For liabilities, most of the balance of life insurance and annuity contracts may be repriced during 1998. Management estimates this amount at $595 million.
In addition, approximately $58 million of debentures and $4 million of other debt will mature or reprice during that period. At September 30, 1997, these estimates result in interest sensitive liabilities in excess of interest sensitive assets of approximately $466 million, or a ratio of interest sensitive liabilities to interest sensitive assets of approximately 344%.

      The Consolidated Group is able to manage this liability to asset mismatch of approximately 3.4:1 by the fact that approximately 91% of the interest sensitive liabilities are life insurance and annuity contracts which are subject to surrender charges. These contracts have surrender charges which apply for as long as nine years, but with decreasing amounts during such term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities are protected by surrender charges of approximately $17 million at September 30, 1997. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Consolidated Group has increased its ability to raise necessary liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the securitization could be used to payoff maturing liabilities.

Effect of Inflation

      During the three-year period ended September 30, 1997, moderate inflation rates have had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to impact interest rates on both the Consolidated Group's assets and liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Interest Sensitive Income and Expense." However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a slight improvement over the three-year period in the positive spread between the rate of return on interest earning assets less the cost of interest paying liabilities. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations.

      Revenues from real estate sold are influenced in part by inflation, as historically real estate values have fluctuated with the rate of inflation. However, management is unable to quantify the effect of inflation in this respect with any degree of accuracy.

New Accounting Rules

      In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Consolidated Group adopted this new standard on October 1, 1995. The adoption of SFAS No. 114 did not have a material effect on the consolidated financial statements. See
Note 1 to the Consolidated Financial Statements under Item 8.

      In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. SFAS No. 121 requires certain long-lived assets, such as the Consolidated Group's real estate assets, be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. The Consolidated Group adopted this new standard on October 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the consolidated financial statements.

      In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS
125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial asset when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The application of the provisions of SFAS 125 effective January 1, 1997 did not have a material effect on the Consolidated Group's financial condition, results of operations or cash flows.

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128) was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Consolidated Group does not believe that the application of this standard will have a material effect on the presentation of its earnings per share disclosures.

      In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statement. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Consolidated Group has not yet determined the financial statement effect of the application of this Statement.

      In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No. 131) was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Consolidated Group has not yet determined the effect that the application of this Statement will have on the disclosures of its business segments.

Liquidity and Capital Resources

      The Consolidated Group's sources of liquidity are tied to its ability to renew, maintain or obtain existing and additional sources of cash. The Consolidated Group has successfully met these requirements during the past three years and has continued to invest funds generated by operations, financing activities, Receivables and investments.

      Cash used in operating activities was $102.1 million in 1997, while cash provided from operating activities was $185.9 million in 1996 and $40.8 million in 1995. Cash provided to the Consolidated Group in its investing activities was $226.1 million in 1997, while cash utilized in investing activities was $186.7 million in 1996 and $43.6 million in 1995. Cash utilized by the Consolidated Group in its financing activities was $100.3 million in 1997, while cash provided by financing activities was $3.3 million in 1996 and $6.3 million in 1995. These cash flows have resulted in year-end cash and cash equivalent balances of $58.9 million in 1997, $35.2 million in 1996 and $32.8 million in 1995. Cash and cash equivalents increased by $23.7 million in 1997 over 1996. In 1997, Receivable acquisitions of $390.0 million, $22.8 million in acquisition and costs associated with real estate held for sale and development and $58.6 million used to fund life and annuity withdrawals less receipts were financed by proceeds from Receivable sales, securitizations and principal payments of $498.9 million, $9.4 million in proceeds from maturities and sales less purchases of investments and other cash proceeds of $30.5 million from operating activities. Cash and cash equivalents increased by $2.4 million in 1996 over 1995. In 1996, Receivable acquisitions of $382.1 million and $28.5 million in acquisition and costs associated with real estate held for sale and development were financed by proceeds from Receivable sales, securitizations and principal payments of $295.9 million, $55.5 million in proceeds from maturities and sales less purchases of investments and other cash proceeds of $53.2 million from operating activities. Proceeds from operating activities were primarily from net income of $8.0 million and $45.8 million from increases in life insurance and annuity reserves. At September 30, 1997, management considers its cash and cash equivalent funds combined with its other sources of funds to be adequate to finance any required debt retirements or planned asset additions.

      The State of Washington is responsible for regulating the total amount of debentures and preferred stock that Metropolitan can have outstanding. During 1997, Metropolitan was authorized to have no more than $295.8 million in outstanding debentures (including accrued and compounded interest) and outstanding preferred stock. See "BUSINESS-Regulation" under Item 1. At September 30, 1997, Metropolitan had total outstanding debentures of approximately $185.2 million and total outstanding preferred stock at liquidation value of approximately $50.7 million. During the three previous offerings which expired January 31, 1997, 1996 and 1995, the aggregate debenture and preferred stock permits were approximately $251 million. These regulatory limitations did not cause any material adverse impact on liquidity during 1993 through 1997; however, Metropolitan did forgo various investment opportunities which could have been made if they could have been funded by the additional sales of debentures and preferred stock.

      During 1998, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $70.8 million. During 1997, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables was $511.7 million. A decrease in the prepayment rate on these Receivables or the ability to sell or securitize Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

      The Consolidated Group expects to maintain high levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale and securitization of Receivables. At September 30, 1997, cash or cash equivalents were $58.9 million, or 5.3% of total assets. As of September 30, 1997, the Consolidated Group had no cash or cash equivalents restricted from general corporate use. Including trading securities, securities that are available for sale and excluding restricted cash equivalents, total liquidity was $130 million, $74 million and $65 million as of September 30, 1997, 1996 and 1995, respectively, or 11.7%, 5.8% and 6.0% of total assets, respectively.

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

      For statutory purposes, Western United performs cash flow testing under seven different rate scenarios. The results of these tests are filed annually with the Insurance Commissioner of the State of Washington. At the end of calendar year 1996, the results of this cash flow testing process were satisfactory.

      Metropolitan alone used approximately $30.7 million in cash in operations in 1997. Investing activities provided net cash of approximately $27.0 million. Funds provided included $176.2 million from proceeds from sales and principal payments of Receivables and real estate, $6.9 million from investment maturities and $11.2 million from a reduction in investment and advances to subsidiaries. Funds used included $139.6 million for the purchase of Receivables, $4.1 million for the purchase of investments and $21.7 million in additions to real estate held.

 Net cash provided by financing activities in 1997 of $5.3 million included $38.5 million in new debenture sales, net borrowings of $11.8 million and issuance of preferred stock, net of redemption, of $1.2 million, which were offset by repayment of debentures of $42.4 million and $4.1 million in preferred stock dividend payments.

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

      At September 30, 1997, Metropolitan had approximately $1.9 million in construction commitments associated with its real estate development projects. Additionally, Metropolitan had no knowledge of any environmental liabilities associated with any of its real estate asset investments. During the year ended September 30, 1997, Metropolitan entered into an agreement to acquire a new corporate headquarters building in Spokane,

 Washington. The transaction, which closed in the first quarter of fiscal 1998, carried a purchase price of approximately $11.7 million. Additionally, the Consolidated Group expects to incur approximately $5 million in capital expenditures for renovation of the building. Metropolitan anticipates funding these commitments through cash provided by operating activities or cash provided by financing activities.

      The Consolidated Group will be required to make further enhancements to its computer software operating systems to enable recognition of the new century. The program codes within the operating systems currently store only a two-digit character for the year in which transactions occur. The modification of these program codes to store four digit years will occur in the near term. The Consolidated Group expects that the costs of these modifications will not be material and all changes will be made by existing personnel during routine program maintenance. All expenses will be charged to operations as incurred.

      Management believes that cash flow generated from the Consolidated Group's operating activities and financing activities will be sufficient to conduct its business and meet its anticipated obligations as they mature during the next fiscal year. Metropolitan has never defaulted on any of its obligations since its founding in 1953.

ITEM 7.A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not currently applicable. However, See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Interest Sensitive Income and Expense" under Item 7 and "BUSINESS-Securities Investments" under
Item 1.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     Years Ended September 30, 1997, 1996 and 1995


                                                                Page
                                                             ----------

     Report of Independent Accountants                              F-1

     Consolidated Balance Sheets                              F-2 - F-3

     Consolidated Statements of Income                              F-4

     Consolidated Statements of Stockholders' Equity          F-5 - F-6

     Consolidated Statements of Cash Flows                    F-7 - F-8

     Notes to Consolidated Financial Statements              F-9 - F-59

     REPORT OF INDEPENDENT ACCOUNTANTS




     The Directors and Stockholders
     Metropolitan Mortgage & Securities Co., Inc.


     We have audited the accompanying consolidated balance sheets of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 1, the Company changed its methods of accounting for the transfer and servicing of financial assets in 1997 and impaired loans in 1996.


                           /s/COOPERS & LYBRAND L.L.P.


     Spokane, Washington
     November 21, 1997

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
     September 30, 1997 and 1996

                                                               1997             1996
                                                               --------------   --------------
                          ASSETS

      Cash and cash equivalents                                $   58,924,958   $   35,226,746
      Restricted cash and cash equivalents                                         132,652,334
      Investments:
        Trading securities, at market                              34,477,091
        Available-for-sale securities, at market                   36,621,351       38,554,498
        Held-to-maturity securities, at amortized cost            113,730,535      124,748,490
        Accrued interest on investments                             1,516,739        1,516,390
                                                               --------------   --------------
            Total cash and investments                            245,270,674      332,698,458
                                                               --------------   --------------
      Real estate contracts and mortgage notes receivable,
        net, including real estate contracts and mortgage
        notes receivable held for sale of approximately
        $106,575,000 in 1996                                      512,864,101      650,933,330
      Real estate held for sale and development, including
        foreclosed real estate received in satisfaction of
        debt of $34,388,973 and $36,158,099                        81,802,266       84,333,288
                                                               --------------   --------------
            Total real estate assets                              594,666,367      735,266,618

      Less allowance for losses on real estate assets             (12,327,098)     (10,192,584)
                                                               --------------   --------------
            Net real estate assets                                582,339,269      725,074,034
                                                               --------------   --------------
      Other receivable investments                                164,534,354      107,494,150
                                                               --------------   --------------
      Other assets:
        Deferred costs, net                                        72,503,095       74,530,361
        Land, buildings and equipment, net                          9,408,578        8,516,598
        Other assets, net                                          38,333,490       34,345,227
                                                               --------------   --------------
            Total other assets                                    120,245,163      117,392,186
                                                               --------------   --------------
            Total assets                                       $1,112,389,460   $1,282,658,828
                                                               ==============   ==============

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS, CONTINUED
     September 30, 1997 and 1996

                                                               1997             1996
                                                               --------------   --------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities:
        Life insurance and annuity reserves                    $  825,368,988   $  837,366,108
        Debenture bonds and accrued interest                      185,213,688      192,173,751
        Debt payable                                                4,917,779       38,601,146
        Securities sold, not owned                                                 132,652,334
        Accounts payable and accrued expenses, including
          payable to affiliates                                    19,114,354       16,388,312
        Deferred income taxes                                      22,029,778       17,589,301
        Minority interest in consolidated subsidiaries              1,632,139        1,544,544
                                                               --------------   --------------
            Total liabilities                                   1,058,276,726    1,236,315,496
                                                               --------------   --------------
      Commitments and contingencies (Notes 5, 9 and 11)

      Stockholders' equity:
        Preferred stock, (liquidation preference $50,729,084
          and $49,495,906)                                         20,954,141       21,518,198
        Subordinate preferred stock, no par
        Common stock, $2,250 par, 130 shares issued and
          outstanding                                                 293,417          293,417
        Additional paid-in capital                                 18,596,231       16,791,670
        Retained earnings                                          14,536,114        8,731,070
        Net unrealized losses on investments                         (267,169)        (991,023)
                                                               --------------   --------------
            Total stockholders' equity                             54,112,734       46,343,332
                                                               --------------   --------------
            Total liabilities and stockholders' equity         $1,112,389,460   $1,282,658,828
                                                               ==============   ==============

      The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME for the years ended September 30, 1997, 1996 and 1995


                                                       1997          1996          1995
                                                       -----------   -----------   -----------
      Revenues:
        Insurance premiums                             $ 3,000,000   $ 3,000,000   $ 3,000,000
        Interest on receivables                         55,645,799    58,529,828    56,553,869
        Earned discount on receivables                  21,848,947    18,036,075    13,786,977
        Other investment income                         17,323,222    15,291,496    15,039,706
        Real estate sales                               31,419,810    45,648,264    39,388,086
        Fees, commissions, service and other income      4,697,766     4,300,381     5,847,020
        Gains (losses) on sales of investments, net       (494,877)     (821,481)       34,565
        Gains on sales of receivables, net              21,693,999    12,687,616     4,406,338
        Gain on insurance settlement                                                    50,922
                                                       -----------   -----------   -----------
            Total revenues                             155,134,666   156,672,179   138,107,483
                                                       -----------   -----------   -----------
      Expenses:
        Insurance policy and annuity benefits           50,454,970    48,301,010    45,483,802
        Interest, net                                   19,374,968    18,787,655    16,381,004
        Cost of real estate sold                        31,669,166    43,910,654    36,449,309
        Provision for losses on real estate assets       8,131,101     6,360,072     4,174,644
        Salaries and employee benefits                  13,762,940    10,199,812     8,803,131
        Commissions to agents                            7,743,437    10,574,049    12,588,546
        Other operating and underwriting                 6,932,014     6,958,938     7,414,502
        Amortization of deferred costs, net of
          costs capitalized (capitalized
          deferred costs, net of amortization)           2,202,882      (801,825)   (2,671,195)
                                                       -----------   -----------   -----------
            Total expenses                             140,271,478   144,290,365   128,623,743
                                                       -----------   -----------   -----------
      Income before income taxes and minority
        interest                                        14,863,188    12,381,814     9,483,740
      Provision for income taxes                        (5,072,512)   (4,235,469)   (3,107,897)
                                                       -----------   -----------   -----------
      Income before minority interest                    9,790,676     8,146,345     6,375,843
      Income of consolidated subsidiaries allocated
        to minority stockholders                          (122,365)     (108,681)      (73,197)
                                                       -----------   -----------   -----------
      Net income                                         9,668,311     8,037,664     6,302,646
      Preferred stock dividends                         (4,112,988)   (3,868,148)   (4,037,921)
                                                       -----------   -----------   -----------
      Income applicable to common stockholders         $ 5,555,323   $ 4,169,516   $ 2,264,725
                                                       ===========   ===========   ===========
      Income per share applicable to common
        stockholders                                   $    42,733   $    32,073   $    17,288
                                                       ===========   ===========   ===========
      Weighted average number of shares of common
        stock outstanding                                      130           130           131
                                                       ===========   ===========   ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1997, 1996 and 1995

                                                                                        Net
                                                                                        Unrealized
                                                                          Additional    Gains
                                              Preferred     Common        Paid-In       (Losses) on   Retained
                                              Stock         Stock         Capital       Investments   Earnings
                                              -----------   -----------   -----------   -----------   -----------
      Balance, September 30, 1994             $21,436,910   $   296,621   $10,981,492   $(2,835,377)  $ 2,745,678
        Net income                                                                                      6,302,646
        Net change in unrealized gains
          on available-for-sale securities,
          net of income tax provision of
          $1,018,219                                                                      2,005,960
        Cash dividends, common ($3,800 per
          share)                                                                                         (501,582)
        Cash dividends, preferred (variable
          rate)                                                                                        (4,037,921)
        Redemption and retirement of stock
          (2 shares) and change in minor-
          ity interest                                           (3,204)     (123,551)
        Redemption and retirement of pre-
          ferred stock (27,637 shares)           (276,376)                     13,120
        Sale of variable rate preferred
          stock, net (46,657 shares)              466,572                   4,046,721
        Excess sales price over historical
          cost basis of subsidiaries sold
          to related party                                                                                 52,733
                                              -----------   -----------   -----------   -----------   -----------
      Balance, September 30, 1995              21,627,106       293,417    14,917,782      (829,417)    4,561,554
        Net income                                                                                      8,037,664
        Net change in unrealized losses on
          available-for-sale securities, net
          of income tax benefit of $83,247                                                 (161,606)
        Cash dividends, preferred (variable
          rate)                                                                                        (3,868,148)
        Redemption and retirement of pre-
          ferred stock (32,330 shares)           (323,301)                    (47,433)
        Sale of variable rate preferred
          stock, net (21,439 shares)              214,393                   1,921,321
                                              -----------   -----------   -----------   -----------   -----------
      Balance, September 30, 1996              21,518,198       293,417    16,791,670      (991,023)    8,731,070

                                           F-5

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED for the years ended September 30, 1997, 1996 and 1995

                                                                                        Net
                                                                                        Unrealized
                                                                          Additional    Gains
                                              Preferred     Common        Paid-In       (Losses) on   Retained
                                              Stock         Stock         Capital       Investments   Earnings
                                              -----------   -----------   -----------   -----------   -----------
      Balance, September 30, 1996              21,518,198       293,417    16,791,670      (991,023)    8,731,070
        Net income                                                                                      9,668,311
        Net change in unrealized losses on
          available-for-sale securities, net
          of income tax provision of
          $372,891                                                                          723,854
        Cash dividends, preferred (variable
          rate)                                                                                        (4,112,988)
        Redemption and retirement of pre-
          ferred stock (78,635 shares)           (786,346)                   (196,043)
        Sale of variable rate preferred
          stock, net (22,229 shares)              222,289                   2,000,604
        Contingent sales price on
          subsidiary previously sold to
          related party                                                                                   249,721
                                              -----------   -----------   -----------   -----------   -----------
      Balance, September 30, 1997             $20,954,141   $   293,417   $18,596,231   $  (267,169)  $14,536,114
                                              ===========   ===========   ===========   ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended September 30, 1997, 1996 and 1995

                                                   1997           1996             1995
                                                   -------------  -------------    -------------
      Cash flows from operating activities:
        Net income                                 $  9,668,311   $    8,037,664   $   6,302,646
        Adjustments to reconcile net income to
          net cash provided by (used in)
          operating activities:
            Proceeds from sale of trading
              securities                                102,065       67,093,831     515,677,468
            Purchase of trading securities          (15,423,102)     (67,448,595)   (515,570,230)
            Gains on sales of investments and
              receivables, net                      (21,199,122)     (11,866,135)     (4,440,903)
            (Gain) loss on sales of real estate         249,356       (1,737,610)     (2,938,777)
            Gain on insurance settlement                                                 (50,922)
            Provision for losses on real estate
              assets                                  8,131,101        6,360,072       4,174,644
            Provision for losses (recoveries)
              on other assets                            42,995           70,500         (35,657)
            Depreciation and amortization             6,738,395        4,617,664       3,023,233
            Minority interests                          122,365          108,681          73,197
            Deferred income tax provision             4,067,586        3,640,356       2,747,990
            Changes in assets and liabilities,
              net of effects from sale of
              subsidiaries:
                Life insurance and annuity
                  reserves                           46,638,177       45,782,339      42,033,038
                Deferred costs, net                   2,027,266           (8,558)     (3,034,857)
                Compound and accrued interest
                  on bonds                           (3,094,352)       4,642,760      (2,214,261)
                Securities sold, not owned         (132,652,334)     132,652,334
                Other, net                           (7,536,786)      (6,089,670)     (4,910,909)
                                                   -------------  -------------    -------------
                    Net cash provided by (used
                      in) operating activities     (102,118,079)     185,855,633      40,835,700
                                                   -------------  -------------    -------------
      Cash flows from investing activities:
        Proceeds from sale of subsidiaries,
          net of cash                                                                 (1,406,873)
        Change in restricted cash and cash
          equivalents                               132,652,334     (132,652,334)
        Principal payments on real estate
          contracts and mortgage notes
          receivable                                100,359,493      107,702,333     118,869,137
        Principal payments on other receivable
          investments                                 8,090,734        6,049,097       1,664,132
        Proceeds from sales of real estate
          contracts and mortgage notes receiv-
          able and other receivable investments     390,425,927      182,177,259      72,914,006
        Acquisition of real estate contracts
          and mortgage notes receivable            (317,169,828)    (282,313,300)   (203,525,666)
        Acquisition of other receivable
          investments                               (72,853,425)     (99,804,805)    (56,229,758)
        Proceeds from insurance settlement                                                50,922
        Proceeds from sales of real estate           12,815,547        6,545,323       5,285,839

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended September 30, 1997, 1996 and 1995

                                                   1997           1996             1995
                                                   -------------  -------------    -------------
      Cash flows from investing activities,
        continued:
          Proceeds from maturities of held-to-
            maturity investments                     10,919,094        2,598,081       4,696,003
          Proceeds from maturities of available-
            for-sale investments                     12,222,624       37,496,910
          Purchases of held-to-maturity invest-
            ments                                       (99,625)     (12,181,445)     (1,557,219)
          Proceeds from sales of available-for-
            sale investments                         22,556,364       31,686,315      92,779,569
          Purchases of available-for-sale
            investments                             (49,021,401)      (4,138,391)    (34,387,059)
          Purchases of and costs associated with
            real estate held for sale and
            development                             (22,765,164)     (28,499,006)    (41,841,982)
          Capital expenditures                       (1,989,246)      (1,369,802)       (894,673)
                                                   -------------  -------------    -------------
                  Net cash provided by (used in)
                    investing activities            226,143,428     (186,703,765)    (43,583,622)
                                                   -------------  -------------    -------------
      Cash flows from financing activities:
        Increase (decrease) in short-term
          borrowings                                (32,588,375)      11,353,125     (36,598,375)
        Repayments of debt payable                   (2,614,991)      (2,060,440)       (524,046)
        Receipts from life and annuity products      88,267,227      112,894,347     145,066,891
        Withdrawals of life and annuity products   (119,212,557)    (103,026,731)   (105,469,442)
        Ceding of life and annuity products to
          reinsurers                                (27,689,967)
        Issuance of debenture bonds                  38,510,520        9,125,303      53,120,179
        Repayment of debenture bonds                (42,376,231)     (22,906,185)    (48,970,828)
        Issuance of preferred stock                   2,222,893        2,135,714       4,513,293
        Redemption and retirement of preferred
          stock                                        (982,389)        (370,734)       (327,336)
        Cash dividends                               (4,112,988)      (3,868,148)     (4,539,503)
        Receipt of contingent sale price for
          subsidiary sold to related party              249,721
                                                   -------------  -------------    -------------
                  Net cash provided by (used in)
                    financing activities           (100,327,137)       3,276,251       6,270,833
                                                   -------------  -------------    -------------
      Net increase in cash and cash
        equivalents                                  23,698,212        2,428,119       3,522,911

      Cash and cash equivalents:
        Beginning of year                            35,226,746       32,798,627      29,275,716
                                                   -------------  -------------    -------------
        End of year                                $ 58,924,958   $   35,226,746   $  32,798,627
                                                   =============  =============    =============

      See Note 17 for supplemental cash flow information.

      The accompanying notes are an integral part of the consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  SUMMARY OF ACCOUNTING POLICIES:

            BUSINESS AND ORGANIZATION

            Metropolitan Mortgage & Securities Co., Inc. (the Company and Metropolitan) was incorporated in 1953. Metropolitan invests in real estate contracts and mortgage notes receivable and other investments, including real estate development, with proceeds from sales of life and annuity products and securities offerings.

            On January 31, 1995, Metropolitan and Summit Securities, Inc. (Summit), a former subsidiary sold to an affiliated entity, consummated a transaction whereby 100% of the common stock of Metropolitan Investment Securities, Inc. (MIS) was sold to Summit. The cash price of $288,950, approximated the historical net book value of MIS at closing. MIS is a broker/dealer and the exclusive broker/dealer for the securities sold by Metropolitan and Summit. This sale did not materially affect the business operations of MIS. The results of operations of MIS are included in the consolidated financial statements for the period prior to January 31, 1995.

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

            On May 31, 1995, Metropolitan and Summit consummated a transaction whereby 100% of the common stock of Old Standard Life Insurance Company (OSL) was sold to Summit. The cash price of $2,722,000, approximated the historical net book value of OSL at closing, with future contingency payments equal to 20% of statutory income prior to the accrual of income taxes for the fiscal years ending December 31, 1995, 1996 and 1997. During the year ended September 30, 1997, the Company received approximately $250,000 in contingent payments for the statutory years ended December 1996 and 1995. The cash sales price plus estimated future contingency payments approximated the appraised valuation of OSL. OSL is engaged in the business of acquiring receivables using funds derived from the sale of

            BUSINESS AND ORGANIZATION, CONTINUED

            annuities, investment income and receivable cash flows. The sale of OSL decreased total assets and liabilities of the Company by approximately $46.2 million. The results of operations of OSL are included in the consolidated financial statements for the period prior to May 31, 1995.

            The total purchase price of MIS and OSL exceeded the historical cost bases of the net assets of the companies by approximately $53,000. Due to the common control of Metropolitan and Summit, this excess purchase price was recorded as an increase to retained earnings in the periods in which the sales occurred. Additionally, the contingent purchase price payment received in fiscal 1997 was recorded as an increase to retained earnings.

            Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through common stock ownership and voting control.

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Metropolitan Mortgage & Securities Co., Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

            CASH AND CASH EQUIVALENTS

            The Company considers all highly-liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Cash includes all balances on deposit in banks and financial institutions. The Company periodically evaluates the credit quality of these banks and financial institutions. Substantially all cash and cash equivalents are on deposit with one financial institution and balances periodically exceed the federal insurance limit.

            INVESTMENTS

            The Company has classified its investments in debt and equity securities as "trading," "available-for-sale," or "held-to-maturity". The accounting policies related to these investment classifications are as follows:

            INVESTMENTS, CONTINUED

              TRADING SECURITIES: Trading securities, consisting primarily of pass-through certificates, are retained in connection with the Company's securitization transactions and are recorded at market value. Realized and unrealized gains and losses are included in the consolidated statements of income.

              AVAILABLE-FOR-SALE SECURITIES: Available-for-sale securities, consisting primarily of government-backed bonds, corporate and public utility bonds, and mortgage- and asset-backed securities, are carried at market value. Unrealized gains and losses on these securities are presented as a separate component of stockholders' equity, net of related deferred income taxes.

              HELD-TO-MATURITY SECURITIES: Held-to-maturity securities, consisting primarily of government-backed, corporate and public utility bonds and mortgage- and asset-backed securities, are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

            Realized gains and losses on investments are calculated on the specific-identification method and are recognized in the consolidated statements of income in the period in which the investment is sold.

            For other than a temporary decline in the value of a common stock, preferred stock or publicly traded bond below cost or amortized cost, the investment is reduced to its net realizable value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a loss in the consolidated statement of income. Any recovery of market value in excess of the investment's new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors which the Company evaluates in determining the existence of an other than temporary decline in value include the length of time and extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability of the Company to retain its investment for the anticipated period of recovery in market value.

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

            Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method. For receivables acquired after September 30, 1992, net purchase discounts are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual term of the receivables. The Company accounts for its portfolio of discounted receivables acquired before October 1992 using anticipated prepayment patterns to apply the level yield (interest) method of amortizing discounts. Discounted receivables are pooled by the fiscal year of purchase and by similar receivable types. The amortization period, which is approximately 78 months, estimates a constant prepayment rate of 10-12 percent per year and scheduled payments, which is consistent with the Company's expectations and prior experience with similar receivables.

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR
            SALE

            Real estate contracts and mortgage notes receivable held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or market value, determined on an aggregate basis by major type of loan. Gains or losses on such sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income. Deferred net discounts and capitalized acquisition costs are recognized at the time the related receivables are sold to third-party investors or securitized through transfer to a trust.

            Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125". SFAS No. 125 provides accounting and reporting standards based on a consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR SALE, CONTINUED

            the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The application of the provisions of SFAS No. 125 did not have a material effect on the Company's financial condition, results of operations or cash flows.

            REAL ESTATE HELD FOR SALE AND DEVELOPMENT

            Real estate is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through acquisition and foreclosure. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) cost (unpaid receivable carrying value). Periodically, the Company reviews its carrying values of real estate held for sale and development by obtaining new or updated appraisals and adjusts its carrying values to the lower of cost or net realizable value, as necessary. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that these carrying values could change in the near term.

            Occasionally, these real estate properties are rented, with the revenue being included in other income and related costs being charged to expense.

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

            ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS

            The established allowances for losses on real estate contracts and mortgage notes receivable include amounts for estimated probable losses on receivables determined in accordance with the provisions of Statement of Financial Accounting Standards
            (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended. The adoption of this new standard on October 1, 1995, did not have a material effect on the Company's consolidated financial statements. Specific allowances are established for delinquent receivables with net carrying values in excess of $100,000, as necessary. Additionally, the Company establishes allowances, based on prior delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses are based on the net carrying values of the receivables, including accrued interest. Accordingly, the Company accrues interest on delinquent receivables until foreclosure, unless the principal and accrued interest on the receivables exceed the fair value of the collateral, net of estimated selling costs. The Company obtains new or updated appraisals on collateral for appropriate delinquent receivables, and adjusts the allowance for losses, as necessary, such that the net carrying value does not exceed net realizable value.

            The established allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of an impairment in value of the real property. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is recognized. As a result of changes in the real estate markets in which these assets are located, it is reasonably possible that the carrying values could be reduced in the near term.

            OTHER RECEIVABLE INVESTMENTS

            Other receivables held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

            DEFERRED COSTS

            Commission expense and other insurance and annuity policy costs and debenture issuance costs are deferred. Deferred policy acquisition costs that are estimated not to be recoverable from surrender charges are amortized as a constant percentage of the estimated gross profits (both realized and unrealized) associated with the policies in force. Amortization of debenture issuance costs is computed over the expected debenture term which ranges from 6 months to 5 years, using the level yield (interest) method. Changes in the amount or timing of estimated gross profits on annuities or the expected term of the debentures will result in adjustments in the cumulative amortization of these costs.

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

            COMPUTER SOFTWARE COSTS

            The Company capitalizes direct costs of enhancements to computer software operating systems acquired and modified for internal use to the extent that the functionality of the software is improved. At September 30, 1997, total enhancement costs of approximately $7,288,000 have been capitalized. These costs are being amortized over 5- and 10-year periods, depending on the estimated useful life of the enhancement, using the straight-line method. It is reasonably possible that the remaining estimated useful lives could change in the near term.

            COMPUTER SOFTWARE COSTS, CONTINUED

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

            INSURANCE AND ANNUITY RESERVES

            Premiums for universal life contracts and annuities are reported as life insurance and annuity reserves under the deposit method. Reserves for life insurance and annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result in changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near term.

            RECOGNITION OF INSURANCE AND ANNUITY REVENUES

            Revenues for universal life contracts are recognized upon assessment. Revenues for annuity contracts are recognized over the estimated policy term. These revenues consist of charges to policyholders, primarily for mortality expenses and surrender charges. Annuity revenues consist of the charges assessed against the annuity account balance for services and surrender charges. Charges for future services are assessed; however, the related revenue is deferred and recognized in income over the period benefited using the same assumptions as are used to amortize deferred policy acquisition costs.

            GUARANTY FUND ASSESSMENTS

            The Company's life insurance subsidiary is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. As of September 30, 1997 and 1996, the Company has accrued an estimated liability for guaranty fund assessments for known insolvencies net of estimated recoveries through premium tax offsets.

            INTEREST COSTS

            Interest costs associated with the development of real estate projects are capitalized. During the years ended September 30, 1997, 1996 and 1995, the Company capitalized interest of $520,969, $2,468,411 and $2,730,373, respectively.

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

            The Company files a consolidated federal income tax return with its includable affiliates. The consolidating companies have executed a tax allocation agreement. Under the agreement, the Companies' income tax provisions are computed on a separate return basis and consolidated affiliates receive a reimbursement to the extent that their losses and other credits result in a reduction of the consolidated tax liability.

            EARNINGS PER COMMON SHARE

            Earnings per common share are computed by deducting preferred stock dividends from net income and dividing the result by the weighted average number of shares of common stock outstanding. There were no common stock equivalents or potentially dilutive securities outstanding during any of the three years in the period ended September 30, 1997.

            EARNINGS PER COMMON SHARE, CONTINUED

            In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share", (SFAS No. 128) was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe that the application of this standard will have a material effect on the presentation of its earnings per share disclosures.

            COMPREHENSIVE INCOME

            In June 1997, Statement of Financial Accounting Standards
            No. 130, "Reporting Comprehensive Income," (SFAS No. 130) was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statement. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the financial statement effect of the application of this Statement.

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

            The Company also purchases collateralized mortgage obligations
            (CMOs), pass-through certificates and other mortgage- and asset-backed securities for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages or assets; i.e., improving in value with falling interest rates and declining in value with rising interest rates. The Company has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities.

            Unrealized gains or losses associated with financial future contracts that meet the hedge criteria prescribed in Statement of Financial Standards No. 80 (SFAS No. 80), "Accounting for Futures Contracts" are deferred and recognized when the effects of changes in interest rate on the hedged asset are recognized. The deferred unrealized gains or losses are classified in the same category as the items being hedged. Sales of securities, not owned, are recognized as liabilities and are adjusted to market value with the unrealized gain or loss recognized currently in operations.

            In fiscal 1996, the Company sold U.S. Treasury securities, which it did not own, to provide an economic hedge for the anticipated securitization of real estate contracts and mortgage notes receivable which was completed in November 1996. At September 30, 1996, the Company was obligated to deliver U.S. Treasury securities with a market value of approximately $132,652,000. During the year ended September 30, 1996, the Company recognized a loss of approximately $820,000 associated

            HEDGING ACTIVITIES, CONTINUED

            with this obligation. The Company recognized an additional loss of approximately $1,680,000 during the year ended September 30, 1997 upon delivery of the securities. At September 30, 1996, $132,652,000 of the Company's cash and cash equivalents were restricted until such time as these obligations were repaid.

            INTEREST RATE RISK

            The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and debenture bonds) are subject to interest rate risk. In the year ending September 30, 1998, approximately $657,000,000 of the Company's financial liabilities will reprice or mature as compared to approximately $191,000,000 of its financial assets, resulting in a mismatch of approximately $466,000,000. This structure is beneficial in periods of declining interest rates; however, may result in declining net interest income during periods of rising interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 91% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

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

            RECLASSIFICATIONS

            Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

      2.  INVESTMENTS:

          A summary of carrying and estimated market values of investments at September 30, 1997 and 1996 is as follows:

                                                               1997
                                                               --------------------------------------------------------------
                                                                              Gross          Gross          Estimated
                                                               Amortized      Unrealized     Unrealized     Market Values
              Trading                                          Costs          Gains          Losses         (Carrying Values)
              ---------------------------------------------    ------------   ------------   -------------  -----------------
              Pass-through certificates                        $ 33,427,969   $  1,050,000   $       (878)    $ 34,477,091
                                                               ============   ============   ============     ============
                                                                              Gross          Gross          Estimated
                                                               Amortized      Unrealized     Unrealized     Market Values
              Available-for-Sale                               Costs          Gains          Losses         (Carrying Values)
              ---------------------------------------------    ------------   ------------   -------------  -----------------
              Government-backed bonds                          $ 11,722,759   $      8,353   $   (144,090)    $ 11,587,022
              Corporate bonds                                    11,158,910                      (164,016)      10,994,894
              Utility bonds                                       2,999,471                        (5,207)       2,994,264
              Mortgage- and asset-backed securities              11,498,068        236,344       (694,787)      11,039,625
                                                               ------------   ------------   ------------     ------------
              Total fixed maturities                             37,379,208        244,697     (1,008,100)      36,615,805

              Equity securities                                       1,592          3,954                           5,546
                                                               ------------   ------------   ------------     ------------
              Totals                                           $ 37,380,800   $    248,651   $ (1,008,100)    $ 36,621,351
                                                               ============   ============   ============     ============
                                                               Amortized
                                                               Costs          Gross          Gross
                                                               (Carrying      Unrealized     Unrealized     Estimated
              Held-to-Maturity                                 Values)        Gains          Losses         Market Values
              ---------------------------------------------    ------------   ------------   -------------  -----------------
              Government-backed bonds                          $ 59,201,790   $     16,315   $ (1,369,896)    $ 57,848,209
              Corporate bonds                                     5,493,662                       (72,391)       5,421,271
              Utility bonds                                       3,997,395                       (67,070)       3,930,325
              Mortgage- and asset-backed securities              45,037,688        766,094       (291,899)      45,511,883
                                                               ------------   ------------   ------------     ------------
              Totals                                           $113,730,535   $    782,409   $ (1,801,256)    $112,711,688
                                                               ============   ============   ============     ============

                                                               1996
                                                               --------------------------------------------------------------
                                                                              Gross          Gross          Estimated
                                                               Amortized      Unrealized     Unrealized     Market Values
              Available-for-Sale                               Costs          Gains          Losses         (Carrying Values)
              ---------------------------------------------    ------------   ------------   -------------  -----------------
              Government-backed bonds                          $ 11,932,337                  $   (477,670)    $ 11,454,667
              Corporate bonds                                    20,230,518   $      1,897       (437,009)      19,795,406
              Utility bonds                                       3,003,075                       (35,897)       2,967,178
              Pass-through certificates                           4,333,481                                      4,333,481
                                                               ------------   ------------   ------------     ------------
              Total fixed maturities                             39,499,411          1,897       (950,576)      38,550,732
              Equity securities                                       1,592          2,174                           3,766
                                                               ------------   ------------   ------------     ------------
              Totals                                           $ 39,501,003   $      4,071   $   (950,576)    $ 38,554,498
                                                               ============   ============   ============     ============
                                                               Amortized
                                                               Costs          Gross          Gross
                                                               (Carrying      Unrealized     Unrealized     Estimated
              Held-to-Maturity                                 Values)        Gains          Losses         Market Values
              ---------------------------------------------    ------------   ------------   ------------   -----------------
              Government-backed bonds                          $ 60,005,894   $     11,775   $ (4,006,114)    $ 56,011,555
              Corporate bonds                                    12,056,534                      (202,717)      11,853,817
              Utility bonds                                       4,989,311                      (189,652)       4,799,659
              Mortgage- and asset-backed securities              47,696,751         38,062     (1,199,760)      46,535,053
                                                               ------------   ------------   ------------     ------------
              Totals                                           $124,748,490   $     49,837   $ (5,598,243)    $119,200,084
                                                               ============   ============   ============     ============

          All bonds, pass-through certificates and mortgage- and asset-backed securities held at September 30, 1997 and 1996 were performing in accordance with their terms.

          Net unrealized losses, net of deferred federal income taxes, of approximately $501,000 and $625,000, respectively, on the available-for-sale portfolio at September 30, 1997 and 1996 are reported as a separate component of stockholders' equity. During the year ended September 30, 1994, the Company transferred approximately $79,000,000 of investments from the available-for-sale portfolio to the held-to-maturity portfolio. At the date of transfer, these investments had net unrealized losses of approximately $1,060,000 before income taxes. These unrealized losses are being amortized over the term of the investments transferred using the interest method. At September 30, 1997, the remaining unamortized loss of approximately $387,000, net of deferred income taxes, is reported as a reduction of stockholders' equity.

          During the year ended September 30, 1996, in accordance with a Special Report issued by the Financial Accounting Standards Board, the Company reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $72,500,000 to the available-for-sale classification. At the date of the transfer, the debt securities were valued at fair value of approximately $72,000,000. The difference between the carrying value and fair value of the reclassified debt securities at the date of transfer of approximately $500,000 is being recognized over the remaining contractual term of the securities transferred using the interest method.

          During the year ended September 30, 1995, the Company entered into financial futures contracts to hedge its interest rate risk on certain held-to-maturity debt securities with remaining contractual terms of approximately eight years against a potential increase in interest rates. Interest rates declined, resulting in a realized loss of $1,600,000 associated with such contracts. The hedging loss has been deferred and is being amortized over the contractual term of the hedged debt securities using the interest method. The remaining unamortized hedging loss at September 30, 1997 was approximately $1,228,000. At September 30, 1997 and 1996, the Company was not a party to any derivative financial instruments relative to its investments in debt or equity securities.

          The following individual investments (excluding U.S. government bonds) held by the Company at September 30, 1997 and 1996, were in excess of ten percent of stockholders' equity.

                                                              Carrying
            Issuer                                            Amount
            -----------------------------------------------   -----------
            1997:
              Mortgage- and asset-backed securities:
                Residential Funding Mortgage Securities
                  (four issues)                               $16,215,058
                Chase Mortgage Finance Corp. (seven issues) 10,516,239 Prudential Home Mortgage Securities (three
                  issues)                                       6,398,086
                Countrywide Funding Corp. (three issues)        5,909,140
              Pass-through certificates:
                Metropolitan Asset Funding, Inc. (twelve
                  issues)                                      27,959,473
                Tryon Mortgage Funding, Inc. (three issues)     6,517,618
            1996:
              Mortgage-backed securities:
                Residential Funding Mortgage Securities
                  (four issues)                               $16,142,719
                Chase Mortgage Finance Corp. (seven issues) 10,620,875 Prudential Home Mortgage Securities (three
                  issues)                                       7,160,855
                Countrywide Funding Corp.                       4,852,322

          The amortized costs and estimated market values of available-for-sale and held-to-maturity debt securities at September 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Estimated
                                                Amortized     Market
                                                Cost          Value
                                                -----------   ----------
            Available-for-sale debt
              securities:
                Due in one year or less         $ 4,293,751   $ 4,285,339
                Due after one year through
                  five years                     14,638,165    14,478,815
                Due after five years through
                  ten years                       6,950,816     6,817,572
                                                -----------   -----------
                                                 25,882,732    25,581,726
            Mortgage- and asset-backed bonds     11,498,068    11,039,625
                                                -----------   -----------
                                                $37,380,800   $36,621,351
                                                ===========   ===========

                                                              Estimated
                                               Amortized      Market
                                               Cost           Value
                                               ------------   ------------
            Held-to-maturity debt
              securities:
                Due in one year or less        $ 15,500,913   $ 15,392,818
                Due after one year through
                  five years                     52,987,224     51,590,727
                Due after five years through
                  ten years                         190,344        199,646
                Due after ten years                  14,366         16,614
                                               ------------   ------------
                                                 68,692,847     67,199,805
            Mortgage- and asset-backed bonds     45,037,688     45,511,883
                                               ------------   ------------
                                               $113,730,535   $112,711,688
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


      3.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

          Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. At September 30, 1997, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $520,600,000 (99%) and second or lower position liens of approximately $7,600,000 (1%).

          The Company's real estate contracts and mortgage notes receivable at September 30, 1997 are collateralized by property concentrated in the following geographic areas:

            Pacific Northwest (Alaska, Idaho, Montana, Oregon and
              Washington)                                               28%
            Pacific Southwest (Arizona, California and Nevada)          20
            Southwest (New Mexico and Texas)                            17
            North Atlantic (Connecticut, Maryland, New Jersey,
              New York and Pennsylvania)                                 9
            Southeast (Florida, Georgia, North Carolina and South
              Carolina)                                                  9
            Other                                                       17
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

          The face value of the real estate contracts and mortgage notes receivable range principally from $15,000 to $300,000. At September 30, 1997, the Company had 56 receivables aggregating approximately $34,700,000 which had face values in excess of $300,000. No individual receivable is in excess of 0.5% of the total carrying value of real estate contracts and mortgage notes receivable, and less than 4% of the receivables are subject to variable interest rates. Contractual interest rates for 89% of the face value of receivables fall within a range from 6% to 13% per annum. The weighted average contractual interest rate on these receivables at September 30, 1997 is approximately 9.4%. Maturity dates range from 1997 to 2026.

          The following is a reconciliation of the face value of real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1997 and 1996.

                                               1997           1996
                                               ------------   ------------
            Face value of discounted
              receivables                      $442,958,303   $548,537,547
            Face value of originated
              receivables                        85,249,254    132,640,600
            Unrealized discounts, net of
              unamortized acquisition costs     (24,642,792)   (38,607,376)
            Accrued interest receivable           9,299,336      8,362,559
                                               ------------   ------------
            Carrying value                     $512,864,101   $650,933,330
                                               ============   ============

          The originated receivables are collateralized primarily by first position liens and result from loans made by the Company to facilitate the sale of its repossessed property. No unrealized discounts are attributable to originated receivables.

          The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $36,000,000 and $26,500,000 at September 30, 1997
          and 1996, respectively.

          Sales of receivables with net carrying values of approximately $106,885,000 and $54,388,000 were sold without recourse to various financial institutions resulting in gains of approximately $2,243,000 and $2,645,000 in fiscal 1997 and 1996, respectively.

          Aggregate amounts of receivables (face value) to be received, based upon contractual payment terms, are as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                              $ 20,414,000
            1999                                                22,418,000
            2000                                                24,619,000
            2001                                                27,035,000
            2002                                                29,689,000
            Thereafter                                         404,032,557
                                                              ------------
                                                              $528,207,557
                                                              ============

      4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR
          SALE:

          The Company acquires certain real estate contracts and mortgage notes receivable for the purpose of sale or securitization.

          The Company entered into securitization transactions during the years ended September 30, 1997 and 1996. The Company participates in these securitization transactions with its subsidiaries and affiliates. These receivables are structured in classes by credit rating and transferred to a trust, which sells pass-through certificates to third parties. These securitizations are recorded as sales of receivables and gains, net of transaction expenses, are recognized in the consolidated statements of income as each class is sold.

          During the years ended September 30, 1997 and 1996, proceeds from securitization transactions were approximately $273,539,000 and $112,975,000, respectively, and resulted in gains of approximately $19,414,000 and $7,798,000, respectively. The gain realized during the years ended September 30, 1997 and 1996 included approximately $4,642,000 and $2,290,000, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pool, which is included in other assets in the consolidated balance sheet. The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. The Company evaluates possible impairment in its mortgage servicing rights by similar type of loan, and to the extent that carrying value for a stratum exceeds its estimated fair value, an impairment loss is recognized. It is reasonably possible that actual prepayment experience could exceed the estimated prepayment factor in the near term, which would result in a reduction in the carrying value of retained mortgage servicing rights.

          Of the receivables securitized, the Company has retained an investment in certain classes of the securities having a fair value of approximately $34,477,000 and $4,333,000 at September 30, 1997 and 1996, respectively. These securities were transferred to the Company's investment portfolio and classified as trading securities. These certificates are the lowest investment grade rated and residual certificate classes and are subordinate to the other offered classes of certificates. These classes receive the lowest priority of principal and interest distributions and thus bear the highest credit risk. The Company provides for this risk by reducing the interest yield on these securities and by providing a reserve for the principal distributions due on these subordinate classes which may not be received due to default or loss. The weighted average constant effective yield recognized by the Company on these securities was 11.0% and 13.2% at September 30, 1997 and 1996, respectively.

      5.  REAL ESTATE HELD FOR SALE AND DEVELOPMENT:

          A detail of the Company's real estate held for sale and development by state as of September 30, 1997 is as follows:

                                               Single-       Multi-
                                               Family        Family
              State              Land          Dwelling      Dwelling      Commercial    Condominium   Total
              ---------------    -----------   -----------   -----------   -----------   -----------   -----------
              Alabama            $    34,900   $   127,856                 $    60,553                 $   223,309
              Alaska                  36,755       103,135                               $    80,790       220,680
              Arizona                533,661       407,206                      52,623        23,662     1,017,152
              Arkansas                              21,000                                                  21,000
              California           1,439,482     1,633,047                     111,950       149,467     3,333,946
              Colorado               160,000                                                 256,322       416,322
              Connecticut                          136,489                                                 136,489
              Florida                 93,300       457,987                                    54,658       605,945
              Georgia                                                                         39,500        39,500
              Hawaii                                76,309                   3,643,799    10,767,754    14,487,862
              Idaho                                182,824                                                 182,824
              Illinois                12,000        75,491                                                  87,491
              Iowa                                 119,264                                                 119,264
              Kansas                                28,668                                                  28,668
              Maine                   24,900                                                                24,900
              Maryland                                                                        20,061        20,061
              Massachusetts                                                                   24,703        24,703
              Michigan                             249,752                      90,000                     339,752
              Minnesota                             31,900                                                  31,900
              Mississippi                           43,767                                                  43,767
              Missouri                40,500       284,572                                                 325,072
              Montana                               19,290                                                  19,290
              Nevada                  25,000       164,137                                                 189,137
              New Jersey                           393,588                                                 393,588
              New Mexico             146,654       124,785                                    37,567       309,006
              New York                35,972       668,592                                    50,495       755,059
              North Carolina                        41,248                                                  41,248
              Oklahoma                53,152        40,215                      47,597                     140,964
              Oregon                   9,600       322,996                                                 332,596
              Pennsylvania            32,400       148,046                     250,000                     430,446
              South Carolina                        22,415                                                  22,415
              South Dakota           520,265                                                               520,265
              Tennessee                                                                       65,238        65,238

                                               Single-       Multi-
                                               Family        Family
              State              Land          Dwelling      Dwelling      Commercial    Condominium   Total
              ---------------    -----------   -----------   -----------   -----------   -----------   -----------
              Texas                  135,609     1,554,022                     134,048        72,922     1,896,601
              Utah                    18,254        56,379                                                  74,633
              Virginia                24,610       153,730                                    37,500       215,840
              Washington          39,340,637       464,564                  14,860,132                  54,665,333
                                 -----------   -----------   -----------   -----------   -----------   -----------
              Balances at
                September 30,
                1997             $42,717,651   $ 8,153,274   $             $19,250,702   $11,680,639   $81,802,266
                                 ===========   ===========   ===========   ===========   ===========   ===========
              Balances at
                 September 30,
                 1996            $36,884,497   $ 8,861,494   $    84,543   $17,828,877   $20,673,877   $84,333,288
                                 ===========   ===========   ===========   ===========   ===========   ===========

          At September 30, 1997, the Company had approximately $67,000,000 invested in real estate development projects and approximately $1,900,000 in commitments for construction associated with these projects.


      6.  ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS:

          The following is a summary of the changes in the allowance for losses on real estate assets for the years ended September 30, 1997, 1996 and 1995.

                                  1997          1996          1995
                                  -----------   -----------   -----------
            Beginning balance     $10,192,584   $ 8,116,065   $ 9,108,383
            Provisions              8,131,101     6,360,072     4,174,644
            Charge-offs            (5,996,587)   (4,283,553)   (5,166,962)
                                  -----------   -----------   -----------
            Ending balance        $12,327,098   $10,192,584   $ 8,116,065
                                  ===========   ===========   ===========

          At September 30, 1997 and 1996, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized was approximately $1,919,000 and $2,642,000, respectively, of which approximately $331,000 and $118,000, respectively, representing the amounts by which the respective net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets.

          During the years ended September 30, 1997 and 1996, the average recorded investment in impaired receivables was approximately $1,663,000 and $2,251,000, respectively. Interest income of approximately $156,000 and $212,000 was recognized on these receivables during the years ended September 30, 1997 and 1996, respectively, during the period in which they were impaired.


      7.  OTHER RECEIVABLE INVESTMENTS:

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

          These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant yield on these receivables at September 30, 1997 and 1996 was approximately 8.94% and 8.71%, respectively. Maturity dates range from 1997 to 2041.

          The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 1997 and 1996.

                                            1997            1996
                                            -------------   -------------
            Face value of receivables       $ 265,087,029   $ 173,280,414
            Unrealized discounts, net of
              unamortized acquisition
              costs                          (100,552,675)    (65,786,264)
                                            -------------   -------------
            Carrying value                  $ 164,534,354   $ 107,494,150
                                            =============   =============

          All such receivables were performing in accordance with their contractual terms at September 30, 1997.

          During the years ended September 30, 1997 and 1996, the Company sold approximately $7,722,000 and $27,853,000, respectively, of these receivables without recourse and recognized gains of approximately $37,000 and $1,882,000, respectively.

          The following other receivable investments, by obligor, were in excess of ten percent of stockholders' equity at September 30, 1997 and 1996.
                                                            Aggregate
                                                            Carrying
            Issuer                                          Amount
            ---------------------------------------------   -------------
            1997:
              California State Agency                       $  27,991,509
              New York State Agency                            16,940,146
              Oregon State Agency                              12,439,539
              New Jersey State Agency                          11,348,481
              Arizona State Agency                             11,249,875
              Colorado State Agency                             8,515,139
              Pennsylvania State Agency                         8,163,646
              Tri-State Agency                                  7,934,432
              Michigan State Agency                             7,875,106
            1996:
              California State Agency                       $  24,718,527
              New York State Agency                            15,511,891
              New Jersey State Agency                          10,975,661
              Oregon State Agency                              10,532,006
              Arizona State Agency                             10,223,076
              Michigan State Agency                             8,518,973
              Colorado State Agency                             4,903,971

          Aggregate amounts of contractual maturities of other receivable investments (face amounts) are as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                            $  25,071,000
            1999                                               25,625,000
            2000                                               26,678,000
            2001                                               25,309,000
            2002                                               22,733,000
            Thereafter                                        139,671,029
                                                            -------------
                                                            $ 265,087,029
                                                            =============

      8.  DEFERRED COSTS:

          An analysis of deferred costs related to policy acquisition and debenture issuance for the years ended September 30, 1997, 1996 and 1995 is as follows:

                                              Policy         Debenture
                                              Acquisition    Issuance       Total
                                              ------------   ------------   ------------
              Balance at September 30, 1994   $ 71,074,642   $  3,032,875   $ 74,107,517
                 Deferred during the year:
                   Commissions                   9,383,938      1,461,033     10,844,971
                   Other expenses                3,587,804        280,196      3,868,000
                                              ------------   ------------   ------------
                 Total deferred                 84,046,384      4,774,104     88,820,488
                 Amortized during the year     (10,300,547)    (1,383,360)   (11,683,907)
                 Reduction upon sale of
                   subsidiary                   (2,614,778)                   (2,614,778)
                                              ------------   ------------   ------------
              Balance at September 30, 1995     71,131,059      3,390,744     74,521,803
                 Deferred during the year:
                   Commissions                   6,503,580        191,064      6,694,644
                   Other expenses                3,438,804        402,360      3,841,164
                                              ------------   ------------   ------------
                 Total deferred                 81,073,443      3,984,168     85,057,611
                 Amortized during the year      (9,140,559)    (1,386,691)   (10,527,250)
                                              ------------   ------------   ------------
              Balance at September 30, 1996     71,932,884      2,597,477     74,530,361
                 Deferred during the year:
                   Commissions                   4,000,805      1,283,612      5,284,417
                   Other expenses                3,229,197        277,257      3,506,454
                                              ------------   ------------   ------------
                 Total deferred                 79,162,886      4,158,346     83,321,232
                 Amortized during the year      (9,432,884)    (1,385,253)   (10,818,137)
                                              ------------   ------------   ------------
              Balance at September 30, 1997   $ 69,730,002   $  2,773,093   $ 72,503,095
                                              ============   ============   ============

          The amortization of deferred policy acquisition costs, which is based on the estimated gross profits of the underlying life and annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.

          The amortization of debenture issuance costs could be affected by an increase in the redemption of the debenture bonds, which is based on the expected terms of the debentures. As a result, the scheduled amortization could change in the near term.

      9.  LAND, BUILDINGS AND EQUIPMENT:

          Land, buildings, equipment and related accumulated depreciation at September 30, 1997 and 1996 consisted of the following:

                                              1997           1996
                                              ------------   ------------
            Land                              $    561,794   $    561,794
            Buildings and improvements           7,014,199      6,850,175
            Furniture and equipment             12,169,392     10,365,201
                                              ------------   ------------
                                                19,745,385     17,777,170
            Less accumulated depreciation      (10,336,807)    (9,260,572)
                                              ------------   ------------
            Totals                            $  9,408,578   $  8,516,598
                                              ============   ============

          During the year ended September 30, 1997, the Company entered into an agreement to acquire a new corporate headquarters building in Spokane, Washington. The transaction, which is expected to close in the first quarter of fiscal 1998, carried a purchase price of approximately $11.7 million. Additionally, the Company expects to incur approximately $5 million of capital expenditures for the renovation of the corporate headquarters building.


     10.  LIFE INSURANCE AND ANNUITY RESERVES:

          Life insurance and annuity reserves are based upon contractual amounts due to the annuity holder, including credited interest. Annuity contract interest rates ranged from 4.35% to 10.10% and 4.25% to 10.65% during the years ended September 30, 1997 and 1996, respectively. Interest assumptions used to compute life insurance reserves ranged from 5.0% to 6.5% during each of the years ended September 30, 1997 and 1996.

          The Company's life insurance subsidiary has ceded a portion of certain life insurance risks and the related premiums to other companies. These insurance transactions permit the Company to recover defined portions of losses from claims on life insurance policies issued by the Company. The reinsured risks are treated as though they are risks for which the subsidiary is not liable. Life insurance reserves, as reported in these financial statements, do not include reserves on the ceded business. The face value of life insurance policies ceded to other companies was approximately $52,328,000 and $58,679,000 at September 30, 1997 and 1996, respectively. Life insurance premiums ceded were $352,311 and $354,830 during the years ended September 30, 1997 and 1996, respectively. The Company is contingently liable for claims on ceded life insurance business in the event the reinsuring companies do not meet their obligations under those reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

          Beginning in fiscal year 1997, the Company's life insurance subsidiary has ceded a portion of its annuity reserves and related premiums to OSL, an affiliated entity. The reinsured annuity deposits are treated as liabilities for which the Company's life insurance subsidiary is not liable, and accordingly, annuity reserves, as reported in these financial statements, do not include reserves on the ceded business. Annuity premiums ceded under this arrangement during the year ended September 30, 1997 were approximately $28,000,000 and the ceded reserve was approximately $28,359,000 at September 30, 1997. The life insurance subsidiary is contingently liable for claims on ceded annuity business in the event OSL is unable to meet its obligation under the reinsurance agreement.


     11.  GUARANTY FUND ASSESSMENTS:

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

          The net amounts expensed by the Company's life insurance subsidiary for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 1997, 1996 and 1995 were $480,000, $900,000 and $782,000, respectively. The
          Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1988 through 1995. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1995 will be material to its financial condition or results of operations. At September 30, 1997, the amount of estimated future guaranty fund assessments of approximately $3,898,000 has been recorded, which is net of a 8.25% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $412,000 at September 30, 1997.


     12.  DEBENTURE BONDS:

          At September 30, 1997 and 1996, debenture bonds consisted of the following:

            Annual Interest Rates           1997            1996
            -----------------------------   ------------    ------------
            5% to 6%                        $     64,000    $    537,000
            6% to 7%                           5,366,000       4,979,000
            7% to 8%                          49,022,000      51,261,000
            8% to 9%                         100,665,000      84,372,000
            9% to 10%                          2,084,000      20,136,000
            10% to 11%                         1,968,000       1,749,000
                                            ------------    ------------
                                             159,169,000     163,034,000
            Compound and accrued interest     26,044,688      29,139,751
                                            ------------    ------------
                                            $185,213,688    $192,173,751
                                            ============    ============

          Unamortized debenture issuance costs incurred in connection with the sale of debentures aggregated $2,773,093 and $2,597,477 at September 30, 1997 and 1996, respectively, and are included in deferred costs on the consolidated balance sheets.

          Debenture bonds at September 30, 1997 mature as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                            $ 58,369,000
            1999                                              44,701,000
            2000                                              41,916,000
            2001                                               6,311,000
            2002                                              26,313,000
            Thereafter                                         7,603,688
                                                            ------------
                                                            $185,213,688
                                                            ============

          At September 30, 1997, as required by Washington State regulation, the parent company could not have more than an aggregate total of $295,800,000 in outstanding debentures (including accrued and compound interest) and outstanding preferred stock (based on original sales price). At
          September 30, 1997, the Company had total outstanding debentures of approximately $185,214,000 and total outstanding preferred stock of approximately $50,729,000.


     13.  DEBT PAYABLE:

          At September 30, 1997 and 1996, debt payable consisted of the following:

                                                               1997          1996
                                                               -----------   -----------
              Reverse repurchase agreements with Seattle
                 Northwest, interest at 6.15% per annum;
                 due on October 2, 1997; collateralized
                 by $2,900,000 in U.S. Treasury bonds          $ 2,896,375

              Reverse repurchase agreements with various
                 securities brokers, interest at 5.0% to
                 5.8% per annum; due on October 1, 1996;
                 collateralized by $17,700,000 in U.S.
                 government-backed bonds                                     $16,834,750

              Reverse repurchase agreements with Paine-
                 Webber, interest at 5.38% per annum;
                 due on October 4, 1996; collateralized
                 by $20,000,000 in U.S. Treasury bonds                        18,650,000

              Real estate contracts and mortgage notes
                 payable, interest rates ranging from
                 3.0% to 11.6%, due in installments through
                 2016; collateralized by senior liens on
                 certain of the Company's real estate
                 contracts, mortgage notes and real estate
                 held for sale                                   1,988,843     2,965,107

              Accrued interest payable                              32,561       151,289
                                                               -----------   -----------
                                                               $ 4,917,779   $38,601,146
                                                               ===========   ===========

          Aggregate amounts of principal and accrued interest payments due on debt payable at September 30, 1997 are as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                              $3,755,000
            1999                                                 296,000
            2000                                                 172,000
            2001                                                 220,000
            2002                                                 119,000
            Thereafter                                           355,779
                                                              ----------
                                                              $4,917,779
                                                              ==========

     14.  INCOME TAXES:

          The Company files a consolidated federal income tax return with all of its subsidiaries.

          The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1997 and 1996 are as follows:

                                                 1997
                                                 -------------------------
                                                 Assets        Liabilities
                                                 ------------  -----------
            Allowance for losses on real
              estate assets                      $ 3,249,751
            Allowances for repossessed real
              estate                                 964,234
            Deferred contract acquisition
              costs and discount yield
              recognition                                      $13,464,592
            Office properties and equipment                      1,820,852
            Deferred policy acquisition costs                   22,714,853
            Life insurance and annuity
              reserves                             7,920,469
            Guaranty fund liability                1,325,299
            Investments                              238,796
            Tax credit carryforwards               1,692,052
            Other                                                2,143,518
            Net operating loss carryforwards       2,723,436
                                                 -----------   -----------
            Total deferred income taxes          $18,114,037   $40,143,815
                                                 ===========   ===========

                                                 1996
                                                 -------------------------
                                                 Assets        Liabilities
                                                 ------------  -----------
            Allowance for losses on real
              estate assets                      $ 2,678,016
            Allowances for repossessed real
              estate                                 707,643
            Deferred contract acquisition
              costs and discount yield
              recognition                                      $16,715,163
            Office properties and equipment                      1,776,499
            Deferred policy acquisition
              costs                                             22,964,052
            Life insurance and annuity
              reserves                             9,018,029
            Guaranty fund liability                1,353,320
            Investments                                            636,939
            Tax credit carryforwards               1,742,000
            Other                                                  735,264
            Net operating loss carryforwards       9,739,608
                                                 ------------  ------------
            Total deferred income taxes          $25,238,616   $42,827,917
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

          Following is a reconciliation of the provision for income taxes to an amount as computed by applying the statutory federal income tax rate to income before income taxes:

                                                    1997         1996         1995
                                                    ----------   ----------   ----------
              Federal income taxes at statutory
                 rate                               $5,053,484   $4,209,817   $3,224,472
              State taxes and other                     19,028       25,652     (116,575)
                                                    ----------   ----------   ----------
              Income tax provision                  $5,072,512   $4,235,469   $3,107,897
                                                    ==========   ==========   ==========

          The components of the provision for income taxes are as follows:

                                                    1997         1996         1995
                                                    ----------   ----------   ----------
              Current                               $1,004,926   $  595,113   $  359,907
              Deferred                               4,067,586    3,640,356    2,747,990
                                                    ----------   ----------   ----------
                                                    $5,072,512   $4,235,469   $3,107,897
                                                    ==========   ==========   ==========

          At September 30, 1997, the Company and its subsidiaries had unused net operating loss carryforwards, for income tax purposes, as follows:

                                                              Net
                                                              Operating
            Expiring in                                       Losses
            ------------------                                ----------
            2005                                              $1,452,034
            2006                                               5,612,555
            2007                                                 945,516
                                                              ----------
                                                              $8,010,105
                                                              ==========

          At September 30, 1997, the Company has alternative minimum tax credits of approximately $1,134,000 and general business tax credit carryforwards of approximately $558,000 available to reduce regular income taxes payable. The general business tax credit carryforwards begin to expire in 2004.

     15.  STOCKHOLDERS' EQUITY:

          A summary of preferred and common shares at September 30, 1997 and 1996 is as follows:

                                             Issued and Outstanding Shares
                                             -------------------------------------------------
                                             1997                      1996
                                             -----------------------   -----------------------
                                 Authorized
                                 Shares      Shares      Amount        Shares      Amount
                                 ----------  ---------   -----------   ---------   -----------
              Preferred Stock
                 Series A          750,000
                 Series B          200,000
                 Series C        1,000,000     413,554   $ 4,135,540     438,343   $ 4,383,432
                 Series D        1,375,000     637,627     6,376,266     673,915     6,739,150
                 Series E        5,000,000   1,044,233    10,442,335   1,039,562    10,395,616
                                 ---------   ---------   -----------   ---------   -----------
                                 8,325,000   2,095,414   $20,954,141   2,151,820   $21,518,198
                                 =========   =========   ===========   =========   ===========
              Common Stock
                 Class A               222         130   $   293,417         130   $   293,417
                 Class B               222
                                 ---------   ---------   -----------   ---------   -----------
                                       444         130   $   293,417         130   $   293,417
                                 =========   =========   ===========   =========   ===========
              Subordinate
                 Preferred
                 Stock           1,000,000               $                         $
                                 =========   =========   ===========   =========   ===========

          The Series E preferred stock has been issued in the following sub-series:

                                             Issued and Outstanding Shares
                                             -------------------------------------------------
                                             1997                      1996
                                             -----------------------   -----------------------
                                             Shares      Amount        Shares      Amount
                                             ---------   -----------   ---------   -----------
              Series E-1                       713,401   $ 7,134,008     728,698   $ 7,286,982
              Series E-2                        45,154       451,541      45,579       455,790
              Series E-3                       107,000     1,069,996     107,874     1,078,736
              Series E-4                        62,500       625,005      62,978       629,776
              Series E-5                        13,672       136,721      13,744       137,443
              Series E-6                        95,130       951,303      80,689       806,889
              Series E-7                         7,376        73,761
                                             ---------   -----------   ---------   -----------
                                             1,044,233   $10,442,335   1,039,562   $10,395,616
                                             =========   ===========   =========   ===========

                                              F-41

            PREFERRED STOCK

            Series A preferred stock has a par value of $1 per share, is cumulative and the holders thereof are entitled to receive dividends at the annual rate of 8.5%. Series B preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at the annual rate of two percentage points over the rate payable on six-month U.S. Treasury Bills as determined by the Treasury Bill auction last preceding the monthly dividend declaration. Series C, D and E-1 preferred stock are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the highest of the "Treasury Bill Rate," the "Ten Year Constant Maturity Rate" or the "Twenty Year Constant Maturity Rate" determined immediately prior to the declaration date. The Board of Directors may, at its sole option, declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum. Series E-2, E-3, E-4, E-5, E-6 and E-7 preferred stock are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate of one-half of one percent more than the rate in effect for the E-1 series; however, dividends shall be no less than 6% or greater than 14% per annum.

            Series B, C, D and E-1 preferred stock have a par value of $10, were sold to the public for $10 and are callable at the sole option of the Board of Directors at $10.50 per share reduced proratably to $10.20 per share as of the date five years from the date of issuance. Series E-2, E-3, E-4, E-5, E-6 and E-7 preferred stock have a par value of $10 per share, were sold to the public at $100 per share and are callable at the sole option of the Board of Directors at $100 per share.

            All preferred stock series have liquidation preferences equal to their issue price, are non-voting and are senior to the common shares as to dividends. All preferred stock dividends are based upon the original issue price.

            At September 30, 1997, as required by state regulation, the amount of the Company's aggregate total outstanding preferred stock and debentures was limited (see Note 12).

            SUBORDINATE PREFERRED STOCK

            Subordinate preferred shares, no par value, shall be entitled to receive dividends as authorized by the Board of Directors, provided that such dividend rights are subordinate and junior to all series of preferred stock. Subordinate preferred shares shall be entitled to distributions in liquidation in such priority as established by the Board of Directors prior to the issuance of any such shares. These liquidation rights shall at all times be subordinate and junior to all series of preferred stock. At September 30, 1997 and 1996, no subordinate preferred stock had been issued.

            COMMON STOCK

            Class A and B common stock have a par value of $2,250 per share. Class B is senior to Class A common stock as to liquidation up to the amount of the original investment. Any remaining amounts are then distributed pro rata to Class A and Class B common stockholders. Class B common stock has no voting rights. All series of common stock are subordinate in liquidation to all series of preferred stock.

            Dividend restrictions are imposed by regulatory authorities on the insurance subsidiary in which the Company has a 96.5% or greater stock ownership interest. These restrictions are limited to the unassigned statutory surplus of the insurance subsidiary which totaled approximately $8,597,000 at September 30, 1997 (see Note 16).

     16.  STATUTORY ACCOUNTING:

          The Company's life insurance subsidiary is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Selected statutory and the GAAP financial statement balances for insurance subsidiaries as of and for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                               Statutory     GAAP
                                                               -----------   -----------
              Stockholders' equity:
                 1997                                          $51,751,693   $86,229,626
                 1996                                           48,721,922    81,605,742
                 1995                                           43,340,817    78,826,654

              Net income:
                 1997                                          $ 6,811,628   $ 4,051,900
                 1996                                            7,224,359     3,076,252
                 1995                                            2,634,919     2,717,893

              Unassigned statutory surplus and
                 retained earnings:
                   1997                                        $ 8,596,693   $43,074,626
                   1996                                          5,566,922    38,450,742
                   1995                                          1,985,817    38,233,333


          Due to the sale of OSL during fiscal 1995, stockholders' equity and unassigned statutory surplus and retained earnings amounts above do not include OSL at September 30, 1995. Also, the 1995 net income above includes OSL operations through May 31, 1995.

          Under applicable Washington State Insurance laws and regulations, the Company's life insurance subsidiary is required to maintain minimum levels of surplus, determined in accordance with statutory accounting practices, in the aggregate amount of $150,000. The Revised Code of Washington defines surplus as "the excess of statutory assets over statutory liabilities, accounting for the par value of capital stock as a liability." At
          September 30, 1997, the Company's life insurance subsidiary was in compliance with this requirement.

          The National Association of Insurance Commissioners (NAIC) currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1998, will likely change, to some extent, prescribed statutory accounting practices that insurance enterprises use to prepare their statutory financial statements. Written approval was received from the Insurance Department of the state of Washington to capitalize the underwriting fees charged to the life insurance subsidiary by Metropolitan and to amortize these fees as an adjustment of the yield on acquired receivables. Statutory accounting practices prescribed by the state of Washington do not describe the accounting required for this type of transaction.
          As of September 30, 1997, this permitted accounting practice increased statutory surplus by approximately $31,600,000 over what it would have been had prescribed practices disallowed this accounting treatment.

          The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC measure of the insurance subsidiary at September 30, 1997 was above the minimum standards.


     17.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

          The following table summarizes interest costs, net of amounts capitalized and income taxes paid during the years ended September 30, 1997, 1996 and 1995:

                                                 1997          1996          1995
                                                 -----------   -----------   -----------
              Interest, net of amounts
                 capitalized                     $22,588,759   $12,653,377   $20,214,329
              Income taxes                         5,006,812     2,503,482     1,157,155

          Non-cash investing and financing activities of the Company during the years ended September 30, 1997, 1996 and 1995 are as follows:


                                                 1997          1996          1995
                                                 -----------   -----------   -----------
              Loans to facilitate the sale of
                 real estate held                $18,604,263   $39,102,941   $34,102,247
              Transfers between annuity
                 products                         20,899,096    17,051,327    58,012,857
              Transfer of investment from
                 held-to-maturity portfolio to
                 available-for-sale portfolio                   72,572,322
              Transfer of investments from
                 available-for-sale portfolio to
                 trading securities portfolio     17,958,970
              Transfer of property from land,
                 buildings and equipment to
                 real estate held for sale
                 and development                                               1,598,999
              Change in net unrealized (losses)
                 gains on investments, net           723,854      (161,606)    2,005,960
              Real estate held for sale and
                 development acquired through
                 foreclosure                      14,977,384    14,270,520    13,850,388
              Debt assumed upon foreclosure
                 of real estate contracts                                         16,059
              Assumption of other debt payable
                 in connection with the
                 acquisition of real estate
                 contracts and mortgage notes      1,638,727     3,633,657       526,868
              Reduction in assets and liabili-
                 ties associated with sale of
                 subsidiaries:
                   Investment securities                                       9,401,577
                   Real estate contracts and
                      mortgage notes receivable                               32,391,856
                   Real estate held for sale                                     514,889
                   Allowance for losses on
                      real estate assets                                         322,548
                   Deferred costs                                              2,620,571
                   Equipment                                                      13,395
                   Other assets                                                  186,316
                   Annuity reserves                                           44,558,959
                   Accounts payable and accrued
                      expenses                                                 1,653,970


     18.  BUSINESS SEGMENT REPORTING:

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

          Information about the Company's separate business segments and in total as of and for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                                            Property         Intersegment
                                          Investing         Insurance       Development      Elimination       Total
                                          --------------    --------------  --------------   --------------    -------------
              September 30, 1997:
                 Revenues                 $    46,236,369   $  96,621,416   $   19,305,764   $    (7,028,883)  $ 155,134,666
                 Income (loss) from
                   operations                  16,974,081       4,509,460       (6,620,353)                       14,863,188
                 Identifiable assets, net     250,167,675     958,432,546       66,566,307      (162,777,068)  1,112,389,460
                 Depreciation and
                   amortization                 1,528,939         223,848        4,985,608                         6,738,395
                 Capital expenditures           1,977,251          11,995                                          1,989,246

              September 30, 1996:
                 Revenues                 $    37,093,527   $  92,893,077   $   33,948,826   $    (7,063,061)  $ 156,872,369
                 Income (loss) from
                   operations                   9,869,632       6,080,155       (3,567,973)                       12,381,814
                 Identifiable assets, net     237,724,744   1,133,741,015       68,148,987      (156,955,928)  1,282,658,818
                 Depreciation and
                   amortization                 1,388,222         181,093        3,048,349                         4,617,664
                 Capital expenditures           1,325,151          44,651                                          1,369,802

              September 30, 1995:
                 Revenues                 $    29,861,448   $  88,344,548   $   27,178,017   $    (7,276,528) $  138,107,485
                 Income (loss) from
                   operations                   5,573,034       4,695,158         (784,452)                        9,483,740
                 Identifiable assets, net     204,166,053     929,358,768       78,272,958      (131,329,779)  1,080,468,000
                 Depreciation and
                   amortization                 1,172,856         119,476        1,730,901                         3,023,233
                 Capital expenditures             811,006          83,667                                            894,673

          In June 1997, Statement of Financial Accounting Standards
          No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No. 131) was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers.

          This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company has not yet determined the effect that the application of this Statement will have on its consolidated financial statements.


     19.  RELATED-PARTY TRANSACTIONS:

          During the years ended September 30, 1997, 1996 and 1995, the Company had the following related-party transactions with Summit and other affiliates:

                                                 1997          1996          1995
                                                 -----------   -----------   -----------
              Real estate contracts and mort-
                 gage notes receivable and
                 other receivable investments
                 sold to Summit, OSL and
                 Arizona Life Insurance
                 Company (AZL)                   $61,792,877   $45,137,473   $59,578,347
              Net reinsurance premiums ceded
                 to OSL                           27,689,967
              Contract acquisition costs
                 charged to Summit, OSL and
                 AZL on  sale of real estate
                 contracts and mortgage notes
                 receivable and  other receiv-
                 able investments, including
                 management underwriting fees      3,419,394     1,753,206     1,967,409
              Gain on real estate contract and
                 mortgage notes receivable and
                 other receivable investments
                 purchased from Summit and OSL                                   335,469


                                                 1997          1996          1995
                                                 -----------   -----------   -----------
              Service fees paid to Summit
                 Property Development            $ 1,845,207   $ 2,038,202   $ 1,250,017
              Commissions and service fees
                 paid to MIS                       1,307,110       369,080     1,124,481
              Dividends paid to Summit on
                 preferred stock                     240,267       200,256       256,991

          At September 30, 1997 and 1996, the Company had payables due to affiliates of $741,518 and $1,205,920, respectively, related primarily to advance payments on receivable acquisitions.


     20.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE - For receivables (excluding accrued interest receivable), the discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the loan. For residential mortgage notes, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data.

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

            The estimated fair values of the following financial instruments as of September 30, 1997 and 1996 are as follows:

                                                                    1997
                                                                    -----------------------------
                                                                    Carrying
                                                                    Amounts         Fair Value
                                                                    -------------   -------------
                 Financial assets:
                   Cash and cash equivalents                        $  58,924,458   $  58,924,958
                   Investments:
                      Trading securities                               34,477,091      34,477,091
                      Available-for-sale securities                    36,621,351      36,621,351
                      Held-to-maturity securities                     113,730,535     112,711,688
                   Real estate contracts and mortgage notes
                      receivable                                      503,564,765     527,951,852
                   Other receivable investments                       164,534,354     170,809,066
                 Financial liabilities:
                   Debenture bonds - principal and compound
                      interest                                        182,546,047     187,109,699
                   Debt payable - principal                             4,885,218       4,934,939
                                                                    1996
                                                                    -----------------------------
                                                                    Carrying
                                                                    Amounts         Fair Value
                                                                    -------------   -------------
                 Financial assets:
                   Cash and cash equivalents                        $ 167,879,080   $ 167,879,080
                   Investments:
                      Available-for-sale securities                    38,554,498      38,554,498
                      Held-to-maturity securities                     124,748,490     119,200,084
                   Real estate contracts and mortgage notes
                      receivable                                      642,570,771     668,373,000
                   Other receivable investments                       107,494,150     109,258,000
                 Financial liabilities:
                   Debenture bonds - principal and compound
                      interest                                        189,320,833     191,631,000
                   Debt payable - principal                            38,449,857      38,486,000
                   Securities sold, not owned                         132,652,334     132,652,334

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


     21.  EMPLOYEE BENEFIT PLANS:

          The Company sponsors a Retirement Savings Plan (the Plan), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 21 upon completion of six months of service in which he or she has completed 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages. The Company matches contributions equal to 50% of pre-tax contributions up to a maximum of 6% of compensation. This match is made only if the Company had a net profit during the preceding fiscal year. The Company's contributions to the Plan were approximately $110,000, $93,000 and $70,000 during the years ended September 30, 1997, 1996 and 1995, respectively.

     22.  PARENT COMPANY ONLY FINANCIAL STATEMENTS:

          The condensed balance sheets of Metropolitan Mortgage &
          Securities Co., Inc. ("Metropolitan" or the "parent company") at September 30, 1997 and 1996 are as follows:

                                                                    1997            1996
                                                                    -------------   -------------
                              ASSETS
              Cash and cash equivalents                             $   6,395,707   $   4,807,147
              Investments                                              28,186,682       8,840,977
              Real estate contracts and mortgage notes
                 receivable and other receivable investments           60,562,209      72,018,452
              Real estate held for sale and development                68,816,344      69,360,885
              Allowance for losses on real estate assets              (10,220,537)     (6,297,676)
              Equity in subsidiary companies                           99,088,985      97,302,358
              Land, buildings and equipment, net                       10,280,724       9,376,863
              Prepaid expenses and other assets, net                   10,770,248      12,620,101
              Accounts and notes receivable, net                        7,836,274       5,190,592
              Receivables from affiliates                              19,210,838      24,626,214
                                                                    -------------   -------------
                   Total assets                                     $ 300,927,474   $ 297,845,913
                                                                    =============   =============
                            LIABILITIES

              Debenture bonds and accrued interest                  $ 185,213,688   $ 192,173,751
              Debt payable                                             25,131,716      13,155,334
              Accounts payable and accrued expenses                     4,818,165       7,463,342
              Deferred underwriting fee income                         31,651,171      38,710,154
                                                                    -------------   -------------
                   Total liabilities                                  246,814,740     251,502,581
                                                                    -------------   -------------
                         STOCKHOLDERS' EQUITY

              Preferred stock, $10 par (liquidation preference,
                 $50,729,084 and $49,495,906, respectively)            20,954,141      21,518,198
              Subordinate preferred stock, no par
              Common stock, $2,250 par                                    293,417         293,417
              Additional paid-in capital                               18,596,231      16,791,670
              Retained earnings                                        14,536,114       8,731,070
              Net unrealized losses on investments                       (267,169)       (991,023)
                                                                    -------------   -------------
                   Total stockholders' equity                          54,112,734      46,343,332
                                                                    -------------   -------------
                   Total liabilities and stockholders' equity       $ 300,927,474   $ 297,845,913
                                                                    =============   =============

          Metropolitan's condensed statements of income for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                    1997            1996            1995
                                                    -------------   -------------   -------------
              Revenues:
                 Interest and earned discounts      $  12,895,522   $   8,303,775   $   8,721,451
                 Fees, commissions, service and
                   other income                        25,607,641      28,567,964      21,788,065
                 Real estate sales                     18,127,105      23,499,363       4,700,560
                 Realized net gains on sales of
                   investments and receivables          8,211,741       2,357,010       1,134,510
                                                    -------------   -------------   -------------
                      Total revenues                   64,842,009      62,728,112      36,344,586
                                                    -------------   -------------   -------------

              Expenses:
                 Interest, net                         17,995,578      15,630,068      16,205,083
                 Cost of real estate sold              19,118,802      22,266,024       3,719,349
                 Provision for losses on real
                   estate assets                        7,255,824       4,578,315       2,316,354
                 Salaries and employee benefits        12,396,324      12,085,532      10,035,360
                 Other operating expenses               3,810,812       1,523,541         816,134
                                                    -------------   -------------   -------------
                      Total expenses                   60,577,340      56,083,480      33,092,280
                                                    -------------   -------------   -------------

              Income from operations before
                 income taxes and equity in net
                 income of subsidiaries                 4,264,669       6,644,632       3,252,306
              Income tax provision                     (1,455,746)     (2,268,916)     (1,105,581)
                                                    -------------   -------------   -------------

              Income before equity in net
                 income of subsidiaries                 2,808,923       4,375,716       2,146,725
              Equity in net income of
                 subsidiaries                           6,859,388       3,661,948       4,155,921
                                                    -------------   -------------   -------------
              Net income                            $   9,668,311   $   8,037,664   $   6,302,646
                                                    =============   =============   =============


          Metropolitan's condensed statements of cash flows for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                    1997            1996            1995
                                                    -------------   -------------   -------------
              Cash flows from operating
                 activities:
                   Net income                       $   9,668,311   $   8,037,664   $   6,302,646
                   Adjustments to reconcile net
                      income to net cash provided
                      by operating activities         (40,384,815)     12,717,338      (3,909,025)
                                                    -------------   -------------   -------------
                        Net cash provided by (used
                          in) operating activities    (30,716,504)     20,755,002       2,393,621
                                                    -------------   -------------   -------------

              Cash flows from investing
                 activities:
                   Principal payments on real
                      estate contracts and mort-
                      gage notes receivable and
                      other receivable investments     18,604,302      12,480,667       5,069,237
                   Proceeds from sales of real
                      estate contracts and mort-
                      gage notes receivable and
                      other receivable investments    153,354,821      24,297,171      34,946,274
                   Acquisition of real estate
                      contracts and mortgage
                      notes and other receivable
                      investments                    (139,609,748)    (32,175,162)    (18,449,630)
                   Proceeds from real estate sales      4,250,277       9,221,958       1,876,900
                   Proceeds from sales of invest-
                      ments                                             3,294,326       7,647,099
                   Proceeds from maturities of
                      investments                       6,922,604       5,800,000
                   Purchase of investments             (4,097,601)    (11,689,836)    (12,108,637)
                   Additions to real estate held
                      for sale and development        (21,681,182)    (17,191,856)    (12,483,117)
                   Capital expenditures                (1,930,595)     (1,271,041)       (803,302)
                   Net change in investment in
                      and advances to subsidiaries     11,164,783     (16,293,198)     (9,591,121)
                                                    -------------   -------------   -------------
                        Net cash provided by (used
                          in) investing activities     26,977,661     (23,526,971)     (3,896,297)
                                                    -------------   -------------   -------------

                                                    1997            1996            1995
                                                    -------------   -------------   -------------
              Cash flows from financing
                 activities:
                   Net borrowings (repayments)
                      from banks and others            11,815,877       7,497,807       4,156,501
                   Issuance of debenture bonds         38,510,520       9,125,303      53,120,179
                   Issuance of preferred stock          2,222,893       2,135,714       4,513,293
                   Repayment of debenture bonds       (42,376,231)    (22,906,185)    (48,970,828)
                   Cash dividends                      (4,112,988)     (3,868,148)     (4,539,503)
                   Redemption and retirement of
                      stock                              (982,389)       (370,734)       (266,460)
                   Receipt of contingent sale
                      price for subsidiary sold
                      to related party                    249,721
                                                    -------------   -------------   -------------
                        Net cash provided by (used
                          in) financing activities      5,327,403      (8,386,243)      8,013,182
                                                    -------------   -------------   -------------

              Net increase (decrease) in cash and
                 cash equivalents                       1,588,560     (11,158,212)      6,510,506
              Cash and cash equivalents at
                 beginning of year                      4,807,147      15,965,359       9,454,853
                                                    -------------   -------------   -------------
              Cash and cash equivalents at end
                 of year                            $   6,395,707   $   4,807,147   $  15,965,359
                                                    =============   =============   =============

          Non-cash investing and financing activities not included in Metropolitan's condensed statements of cash flows for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                    1997            1996            1995
                                                    -------------   -------------   -------------
              Loans to facilitate the sale of
                 real estate                        $  13,976,828   $  14,277,405   $   2,823,660
              Real estate acquired through
                 foreclosure                            2,152,887         198,454       1,219,983
              Transfer of investments from
                 available-for-sale portfolio to
                 trading securities portfolio             576,377
              Debt assumed with acquisition of
                 real estate contracts and mort-
                 gage notes and debt assumed
                 upon foreclosure of real estate
                 contracts                                165,744                         113,876
              Change in net unrealized gains
                 (losses) on investments                  723,854        (161,606)      2,005,960
              Increase in assets and liabilities
                 associated with liquidation
                 of subsidiary:
                   Real estate contracts and mort-
                      gage notes receivable                            30,052,954
                   Real estate held for sale                           27,915,041
                   Allowance for losses on real
                      estate assets                                     1,107,129
                   Land, building and equipment, net                       15,518
                   Other assets                                         1,911,314
                   Accounts receivable                                  2,963,966
                   Debt payable                                            13,948
                   Accounts payable and accrued
                      expenses                                          2,759,214
                   Investments in and advances to
                      subsidiaries                                     58,978,502

          Accounting policies followed in the preparation of the preceding condensed financial statements of Metropolitan (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

          At September 30, 1997 and 1996, Metropolitan's debt payable consists of the following:

                                                                    1997            1996
                                                                    -------------   -------------
              Reverse repurchase agreement with a securities
                 broker, interest at 6.15% per annum, due
                 October 2, 1997; collateralized by $2,900,000
                 in U.S. Treasury bonds                             $   2,896,375
              Revolving line of credit, interest at 8.75% per
                 annum, due December 31, 1997; collateralized
                 by certain of the Company's real estate
                 contracts and mortgage notes                          12,000,000
              Reverse repurchase agreement with a securities
                 broker, interest at 5.8% per annum, due
                 October 1, 1996; collateralized by $2,700,000
                 in U.S. government-backed bonds                                    $   2,678,500
              Real estate contracts and mortgage notes payable,
                 interest rates ranging from 3% to 10.9%, due in
                 installments through 2016; collateralized by
                 senior liens on certain of the Company's
                 real estate contracts, mortgage notes and real
                 estate held for sale                                  10,220,242      10,456,496
              Accrued interest payable                                     15,099          20,338
                                                                    -------------   -------------
                                                                    $  25,131,716   $  13,155,334
                                                                    =============   =============

          Aggregate amounts of principal payments due on the parent company's debt payable are expected to be as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                              $15,309,000
            1999                                                  398,000
            2000                                                  370,000
            2001                                                  372,000
            2002                                                  335,000
            Thereafter                                          8,347,716
                                                              -----------
                                                              $25,131,716
                                                              ===========

          At September 30, 1997 and 1996, Metropolitan's debenture bonds payable consisted of the following:

            Annual
            Interest
            Rates                             1997           1996
            ----------                        ------------   ------------
            5% to 6%                          $     64,000   $    537,000
            6% to 7%                             5,366,000      4,979,000
            7% to 8%                            49,022,000     51,261,000
            8% to 9%                           100,665,000     84,372,000
            9% to 10%                            2,084,000     20,136,000
            10% to 11%                           1,968,000      1,749,000
                                              ------------   ------------
                                               159,169,000    163,034,000
            Compound and accrued interest       26,044,688     29,139,751
                                              ------------   ------------
                                              $185,213,688   $192,173,751
                                              ============   ============

          Unamortized debenture issuance costs totaled $2,665,775 at September 30, 1997 and $2,597,477 at September 30, 1996.

          Maturities of the parent company's debenture bonds are as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                              $ 58,369,000
            1999                                                44,701,000
            2000                                                41,916,000
            2001                                                 6,311,000
            2002                                                26,313,000
            Thereafter                                           7,603,688
                                                              ------------
                                                              $185,213,688
                                                              ============

          Metropolitan had the following related party transactions with its various subsidiaries and affiliated entities:

                                                       1997          1996          1995
                                                       -----------   -----------   -----------
              Dividends received:
                 Old Standard Life Insurance Company                               $ 1,922,000
                 Metropolitan Mortgage & Securities
                   Co. of Alaska                       $ 2,134,000   $ 1,243,950
                 Spokane Mortgage Co.                                                  125,000
                 Western United Life Assurance
                   Company                                               441,510       288,208
                 Beacon Properties, Inc.                                 185,000       360,000
                 Consumers Group Holding Co., Inc.         962,580     1,880,450       723,250
                 Metropolitan Investment Securities,
                   Inc.                                                                138,950
                 Broadmore Park Factory Outlet, Inc.       200,000        85,000
                                                       -----------   -----------   -----------
                                                       $ 3,296,580   $ 3,835,910   $ 3,557,408
                                                       ===========   ===========   ===========
            Fees, commissions, service and other
              income                                   $25,628,142   $26,969,251   $18,829,557
            Interest income                                894,995     1,858,521     4,152,257

          Metropolitan charged various subsidiaries and affiliated entities for underwriting fees of $20,068,000 in 1997, $29,362,000 in 1996 and $14,936,306 in 1995 related to contracts sold to these entities. Amounts charged to subsidiaries are deferred and recognized as income over the estimated life of the contracts. Amounts amortized into service fee income were $17,432,885 in 1997, $18,323,435 in 1996 and $10,416,849 in 1995.

          The underwriting fees are based upon a yield requirement established by the purchasing entity. For contracts acquired to sell to Western United Life Assurance Co. (Western United), one of Metropolitan's subsidiaries, the yield is guaranteed by Metropolitan. In connection with its guarantee, Metropolitan has holdbacks of $9,528,000 and $12,538,000 at September 30, 1997 and 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                                  MANAGEMENT

              Directors, Executive Officers and Certain Employees
              (Age Information Current as of September 30, 1997)

Name                    Age                      Position
____                    ___   ______________________________________________
C. Paul Sandifur, Jr.*  55    President, CEO and Chairman of the Board
Bruce J. Blohowiak*     43    Executive Vice President, Corporate Counsel
                                And Director
Michael Kirk            45    Senior Vice President/Production
Jay Caferro*            50    Senior Vice President/Underwriting
Steven Crooks*          51    Vice President, Controller and Acting Chief
                                Financial Officer
Susan Thomson*          37    Vice President and Assistant Corporate Counsel
Jon McCreary            29    Acting Treasurer
Reuel Swanson           58    Secretary and Director
John Van Engelen        44    President, Western United
Irv Marcus              73    Director
Charles H. Stolz        89    Director
John Trimble            67    Director
Harold Erfurth          80    Director
Neil Fosseen            88    Honorary Director

*Member of Executive Committee

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

      Michael Kirk joined Metropolitan as a Receivable Contract Buyer in 1982. He later became a member of the underwriting committee. He was elected Assistant Vice President in 1990, Vice President in 1992 and became Senior Vice President-Production in 1995.

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

      Susan Thomson joined Metropolitan's legal staff in 1989. In 1993, she was appointed Assistant Secretary for Metropolitan and in 1995 was appointed Vice President. During 1996, she was appointed Vice President of Western United. She is a member of the Washington State Bar Association and received her J.D. from Gonzaga University School of Law in 1989.

      Reuel Swanson has worked for Metropolitan since 1960 and has been a Director since 1969. From 1972 to 1975, Mr. Swanson was Metropolitan's Treasurer. In 1976, he became Secretary. He is also a Director and Secretary of most of the subsidiary companies.

      Jon McCreary joined Metropolitan in 1993 as a Treasury Analyst and is currently the Acting Treasurer. Mr. McCreary has six years experience in portfolio management, financial analysis and accounting. He has previously been employed by Electronic Data Systems as a Financial Analyst and Public Utility District No. 2 of Grant County as an Accountant. Mr. McCreary is a CFA, CPA and CMA and holds a BS in Finance from Central Washington University.

      John Van Engelen joined Metropolitan's insurance subsidiary, Western United in 1984 as its underwriting manager, and shortly thereafter was appointed Vice President-Underwriting. From 1987-1994, he was the marketing manager. During 1994, he was appointed

 President. Prior to working for Western United, he had worked in the insurance industry and in corporate and public accounting. He holds the following certifications CPA,CFP,CLU,CHFC,FLMI.

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

      John Trimble had been employed by Metropolitan from 1980 until his retirement in 1995. His principal area of responsibility was Receivables underwriting. At retirement he was Vice President. He became a Director in February 1996.

      Harold Erfurth was a stockbroker, and independent contractor selling the securities issued and offered by Metropolitan from 1972 to 1983. He served as a Director from 1979 to 1994, and was elected as a Director again in 1996.

      Neil Fosseen was elected Honorary Director of Metropolitan in 1995. As an Honorary Director, he is not entitled to vote at board meetings. Mr. Fosseen was mayor of Spokane from 1960-1967. He has over 30 years of experience in banking and finance.

ITEM 11.    EXECUTIVE COMPENSATION

                            EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by Metropolitan during the fiscal years specified to its Chief Executive Officer and other highly compensated executives. All other executive officers of Metropolitan received less than $100,000 in compensation during the year ended September 30, 1997. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash forms of remuneration except Metropolitan's 401(k) qualified retirement plan adopted as of January 1, 1992, which is available generally to all employees of Metropolitan, except as described below. See "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS." The 401(k) Plan provides for maximum annual company matching contributions equal to 3% of each participant's salary. As of September 30, 1997, Metropolitan had no stock option plans in effect.

                          SUMMARY COMPENSATION TABLE

             (a)                          (b)       (c)            (d)
_________________________________         ____   __________    ___________
                                                                 Bonus/
Name and Principal Position               Year   Salary ($)    Commissions
___________________________               ____   __________    ___________
C. Paul Sandifur, Jr.                     1997   $ 150,000
Chief Executive Officer                   1996   $ 147,145
                                          1995   $ 128,869     $   1,004

Bruce Blohowiak                           1997   $ 126,667
Executive Vice President                  1996   $ 105,000
General Counsel                           1995   *

Michael Kirk                              1997   $  85,000     $ 103,021
Senior Vice President-Production          1996   $  85,000     $  91,867
                                          1995   $  65,813     $  38,050

John Van Engelen                          1997   $ 102,000     $  39,581
President, Western United                 1996   $ 105,500     $  19,747
                                          1995   *

*Salaries and other compensation were less than $100,000

                           COMPENSATION OF DIRECTORS

      Directors (including honorary Directors) of Metropolitan are paid $500 per meeting.

              EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                      AND CHANGE IN CONTROL ARRANGEMENTS

      Metropolitan has executed employment contracts with the following executive officers.

     Name            Effective Date       Term Ends         Compensation
_______________      ______________     _____________       ____________
Bruce Blohowiak       June 1, 1997       May 31, 2002        $400,000


Jon McCreary          June 1, 1997       May 31, 2002        $250,000
Michael Kirk          June 1, 1997       May 31, 2002        $354,406

      These agreements provide that should the officer continue employment for the designated term, the officer shall receive the designated compensation. The agreements include non-compete provisions and non-disclosure of trade secret provisions.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Metropolitan does not have a formal compensation committee of the Board of Directors. Executive Officer compensation is determined by C. Paul Sandifur, Jr., Bruce J. Blohowiak and/or the Human Resources Manager. There are no compensation committee interlocks between the above described individuals and another entity's compensation committee. None of the above described individuals serve as an executive officer of another entity outside the Consolidated Group. Mr. Sandifur is the sole shareholder of National Summit, which in turn owns Summit, Old Standard and Arizona Life. The Consolidated Group engages in various transactions with these companies. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information as to each class of equity securities of Metropolitan and its subsidiaries beneficially owned by Metropolitan officers and directors as of September 30, 1997.

                                                   Number of
                                                     Shares
                                                  Beneficially
Name                        Title of class           Owned       % of Class
____                    ______________________    ____________   __________
C. Paul Sandifur, Jr.   Metropolitan Preferred
929 West Sprague          Stock, All Series            257          0.05%
Spokane, WA  99201      Metropolitan Class A
                          Common Stock             35.6925         27.37%

C. Paul Sandifur, Jr.   Metropolitan Class A
  Trustee(1)              Common Stock             82.4667(1)      63.24%
929 West Sprague
Spokane, WA  99201



Summit Securities,      Metropolitan Preferred
  Inc.(2)                 Stock, All Series        248,025(2)       5.14%
929 West Sprague        Metropolitan Class A
Spokane, WA  99201        Common Stock              9.2483(2)       7.09%

Irv Marcus              Metropolitan Preferred
929 West Sprague          Stock, All Series            406          0.01%
Spokane, WA  99201      Metropolitan Class A
                          Common Stock              1.0000          0.77%

Bruce J. Blohowiak      Metropolitan Class A
929 West Sprague          Common Stock              2.0000          1.53%
Spokane, WA  99201

Charles H. Stolz        Metropolitan Preferred
929 West Sprague          Stock, All Series         19,477          0.38%
Spokane, WA  99201

All Officers and        Metropolitan Preferred
  Directors as a          Stock, All Series        268,165          5.58%
  group                 Metropolitan Class A
                          Common Stock            130.4075        100.00%

(1) C. Paul Sandifur, Jr. is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over these shares of stock. The trust beneficiaries are C. Paul Sandifur, Jr., Mary L. Sandifur and William F. Sandifur.

(2) Summit Securities, Inc. is a wholly owned subsidiary of National Summit Corp., a Delaware corporation, which is wholly owned by C. Paul Sandifur, Jr. As a result, Mr. Sandifur effectively has sole voting and investment control over these shares.

                            PRINCIPAL SHAREHOLDERS

      The following table sets forth information with respect to the beneficial owners of more than five percent of Metropolitan's voting stock as of September 30, 1997.

                                        Shares of Class A
Name and Address                          Common Stock         % of Class
________________                        _________________      ___________
C. Paul Sandifur, Jr.                       35.6925              27.37%
  929 West Sprague
  Spokane, WA  99201

C. Paul Sandifur, Jr.                       82.4667              63.24%
Trustee



Summit Securities, Inc.                      9.2483               7.09%
  929 West Sprague
  Spokane, WA  99201

(1) C. Paul Sandifur, Jr. is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over these shares of stock. The trust beneficiaries are C. Paul Sandifur, Jr., Mary L. Sandifur and William F. Sandifur.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with and between Metropolitan and Subsidiaries

      In the normal course of business, Metropolitan and its subsidiaries engage in intercompany transactions. All subsidiaries are wholly owned by Metropolitan except Western United, in which Metropolitan owns 24.5% directly and 96.5% indirectly. See "BUSINESS-Organizational Chart" under Item 1.

      During the three-year period ended September 30, 1997, Western United purchased some of its Receivables from Metropolitan at Metropolitan's cost. In these transactions, Western United paid Metropolitan $6,916,676 for Receivables with aggregate outstanding principal balances of $7,351,986. The difference represents unrealized discounts net of acquisition costs.

      Metropolitan is compensated for Receivable acquisition services it provides to Western United. In 1997, 1996 and 1995, respectively, Metropolitan received Receivable acquisition compensation of $20.1 million, $29.4 million and $14.6 million to Western United. The amounts for 1997, 1996 and 1995 are gross amounts before a loss reserve of $9.53 million in 1997, $12.54 million in 1996 and $6.95 million in 1995 which was provided by Metropolitan. The amounts of the Receivable acquisition compensation were determined based on the adjustment necessary to convert Receivables purchased by Western United utilizing Metropolitan's services to a defined fair market yield. The effect was to reduce Western United's effective yields on the purchased Receivables to approximately 8.5% in 1997, 8.2% in 1996 and 9.3% in 1995. Management believes the adjusted yields represent the yields which Western United could achieve by purchasing similar Receivables in arms-length transactions with unrelated vendors. In addition, Metropolitan charges Western United for management services, Receivable collection services and rental of offices and equipment. These charges have no effect on the Consolidated Financial Statement, but create fee income for Metropolitan when presented alone. See Note 21 to the Consolidated Financial Statements under
Item 8.

      Metwest provides Receivable servicing and collection for Metropolitan and Western United. See "BUSINESS-Receivable Investments-Servicing and Collection Procedures, and Delinquency Experience" under Item 1.

      In the normal course of its business, Western United loans cash to Metropolitan and Metwest. These loans, when made, are generally collateralized by Receivables or real property. At September 30, 1997, there were $15.5 million in loans outstanding.

      From time to time, since December of 1979, Metropolitan has made loans to Consumers Group Holding Co. for purposes of increasing the capital and surplus of Consumers and Western United. As of September 30, 1997, these loans outstanding totaled $3,800,000 and currently bear no interest.

      In the three years ended September 30, 1997, Consumers sold credit guaranty insurance to Metropolitan for $540,000 in total premiums.

Transactions with affiliates

      In the normal course of business, Metropolitan engages in transactions with companies which were former subsidiaries and which are currently affiliated through the common control of C. Paul Sandifur, Jr.

      Metropolitan Investment Securities (MIS), a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. During the fiscal years ended September 30, 1997, 1996 and 1995 Metropolitan paid commissions to MIS in the amounts of $1,151,637, $203,946 and $1,461,033, on sales of debt securities in the amounts of $38,510,520, $9,125,303 and $53,120,179, respectively. During the fiscal years ended September 30, 1997, 1996 and 1995, Metropolitan paid commissions to MIS in the amounts of $0, $8,216 and $152,427 on sales of preferred stock in the amounts of $2,135,714, $2,143,930 and $4,665,720, respectively. Additionally, in 1997, 1996 and 1995, Metropolitan paid commissions to MIS in the amounts of $155,473, $156,918 and $140,555 on sales of preferred stock through an in-house trading list.

      Metropolitan provides Management and Receivable Acquisition Services for a fee to Summit, Old Standard and Arizona Life. During 1997, such fees were approximately $1.3 million. Also See "BUSINESS-Receivable Investments-Management and Receivable Acquisition Services" under Item 1.

      Metwest provides Receivable Collection services for a fee to Summit, Old Standard and Arizona Life. During 1997, such fees were approximately $341,000. Also See "BUSINESS-Receivable Investments-Servicing and Collection Procedures, and Delinquency Experience" under Item 1.

      Management believes that the terms of the service agreements are at least as favorable as could have been obtained from non-affiliated parties.

      Western United has negotiated a Reinsurance Agreement with Old Standard which became effective in January 1997 for reinsurance of 75% of specified annuity policies. As a result of this agreement, approximately $2 to $5 million in premiums were reinsured monthly with Old Standard. The monthly amount reinsured varied depending upon Western United's annuity sales volume. The Agreement provided that Old Standard pay Western United fees of 1% of the policy issue cost based upon the 75% reinsurance quota, and a monthly administrative fee of .0333% of the reinsurance quota share of the total account values. Actual fees vary depending upon the volume reinsured. This agreement was terminated September 30, 1997. However, another similar Reinsurance Agreement is currently under negotiation and is expected to be executed during early calendar year 1998. It is anticipated that approximately $3-$5 million per month will be ceded during fiscal 1998, during the months the new agreement is effective. See "BUSINESS-Life Insurance and Annuity Operations-Reinsurance" under Item 1.

      Metropolitan's property development activities are provided by Summit Property Development. Metropolitan paid Summit Property Development $1.8 million in development fees during 1997. See "BUSINESS-Real Estate Development" under Item 1.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1.  Financial Statements

            Included in Part II, Item 8 of this report:

            Report of Independent Accountants
            Consolidated Balance Sheets at September 30, 1997 and 1996 Consolidated Statements of Income for the Years Ended September
               30, 1997, 1996, and l995
            Consolidated Statements of Stockholders' Equity for the Years
               Ended September 30, 1997, 1996, and 1995
            Consolidated Statements of Cash Flows for the Years Ended
               September 30, 1997, 1996, and l995
            Notes to Consolidated Financial Statements

      (a)   2.  Financial Statement Schedules

            Included in Part IV of this report:

            Report of Independent Accountants on Financial Statement Schedules

            Schedules Required by Article 7
               Schedule I - Summary of Investments other than Investments in
                  Related Parties
               Schedule III - Supplementary Insurance Information
               Schedule IV - Supplementary Reinsurance Information

            Schedules Required by Article 5
               Schedule II - Valuation and Qualifying Accounts and Reserves
               Schedule IV - Loans on Real Estate

            Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

      (a)   3.  Exhibits

                3(a). Restated Articles of Incorporation, as amended, dated November 30, 1987 (Exhibit 3(a) to
                         Metropolitan's Annual Report on Form 10-K for fiscal
                         1987).

                3(b). Amendment to Articles of Incorporation dated November 5, 1991 (Exhibit 3(c) to Registration No. 33-40220).

                3(c). Amendment to Articles of Incorporation dated September 20, 1992 (Exhibit 3(c) to Metropolitan's Annual Report on Form 10-K for fiscal 1992).

                3(d). Bylaws as amended to October 31, 1988 (Exhibit 3(b) to Metropolitan's Annual Report on Form 10-K for fiscal 1988).

                3(e). Restated Bylaws as amended to December 26, 1995 (Exhibit 3(e) to Form 10-K for Period Ending September 30, 1995).

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

                *4(d). Third Supplemental Indenture, dated as of December 31, 1997, between Metropolitan and First Trust.

                4(e). Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series C (Exhibit 4(g) to Registration No. 33-2699).

                4(f). Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series D (Exhibit 4(a) to Registration No. 33-25702).

                4(g). Statement of Rights, Designations and Preferences of Variable Rate Preferred

                 Stock, Series E-1 (Exhibit 4(a) to Registration No. 33-
                         19238).

                4(h). Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-2 (Exhibit 4(a) to Registration No. 33-25702).

                4(i). Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-3 (Exhibit 4(a) to Registration No. 33-32586).

                4(j). Statement of Rights, Designations and Preference of Variable Rate Cumulative Preferred Stock, Series E-4 (Exhibit 4(h) to Registration No. 33-40221).

                4(k). Form of Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-5 (Exhibit 4(i) to Registration No. 33-57396).

                4(l). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-6 (Exhibit 4(l) to Registration No. 33-51905).

                4(m). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-7 (Exhibit 4(d) to Amendment 1 to Registration No. 333-19755).

                *10(a). Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and Bruce Blohowiak.

                *10(b). Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and Michael Kirk.

                *10(c). Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and Jon McCreary.

                *10(d). Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company.

                9. Irrevocable Trust Agreement (Exhibit 9(b) to Registration No. 2-81359).

                *11. Statement indicating computation of earnings per common share.

                *12.     Statement regarding computation of ratios.

                *21.     Subsidiaries of Registrant.

                *27.     Financial Data Schedule.

                *Filed herewith.

      (b)   Reports on Form 8-K

            A Report on Form 8-K was filed October 30, 1997 disclosing that on September 26, 1997, in the ordinary course of its business, Metropolitan and Western United sold approximately $143.75 million in first lien mortgage loans secured by, and contracts for the sale of real property relating to, residential, multi-family and commercial properties. Such sale was made in connection with the issuance of approximately $152.08 million of mortgage pass-through certificates, of which $146.76 million were sold in a private offering. In connection with the sale, Metropolitan received cash and approximately $5.32 million in Certificates resulting in an after tax profit of approximately $5.5 million.

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

                              /s/ COOPERS & LYBRAND L.L.P.

                              _____________________________
                              Coopers & Lybrand L.L.P.

Spokane, Washington
November 21, 1997

                                  SCHEDULE I

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                            SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                              September 30, 1997

          Column A              Column B          Column C      Column D
____________________________  _____________     ____________  _____________
                                                                Amount At
                                                               Which Shown
                                Amortized          Market      On Balance
    Type of Investments           Cost             Value          Sheet
____________________________  _____________     ____________  _____________
FIXED MATURITIES
Investments:
  U.S. Government and
    Government Agencies and
    Authorities               $  70,924,549     $ 69,435,231  $  70,788,812
  Corporate Bonds                16,652,572       16,416,165     16,488,556
  Utility Bonds                   6,996,866        6,924,589      6,991,659
  Mortgage and Asset Backed
    Bonds and Pass Through
    Certificates                 89,963,725       91,028,599     90,554,404
                              _____________     ____________  _____________
TOTAL FIXED MATURITIES        $ 184,537,712     $183,804,584  $ 184,823,431
                              =============     ============  =============
EQUITY SECURITIES             $       1,592     $      5,546  $       5,546
                              =============     ============  =============
Real Estate Contracts and
  Mortgage Notes Receivables  $ 512,864,101                   $ 512,864,101
Real Estate Held for Sale and
  Development (Including
  $34,388,973 Acquired in
  Satisfaction of Debt)          81,802,266                      81,802,266
                              _____________                   _____________
Total Real Estate Assets        594,666,367                     594,666,367
Less Allowances for Losses on
  Real Estate Assets            (12,327,098)                    (12,327,098)
                              _____________                   _____________
NET REAL ESTATE ASSETS        $ 582,339,269                   $ 582,339,269
                              =============                   =============
OTHER RECEIVABLE INVESTMENTS  $ 164,534,354                   $ 164,534,354
                              =============                   =============
OTHER ASSETS-POLICY LOANS     $  16,724,211                   $  16,724,211
                              =============                   =============
TOTAL INVESTMENTS             $ 948,137,138                   $ 948,426,811
                              =============                   =============

                                 SCHEDULE III
                                  Page 1 of 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION

                                     Future Policy
                       Deferred         Benefits                    Other
                        Policy       Losses, Claims             Policy Claims
                      Acquisition       and Loss      Unearned   and Benefits
                         Cost           Expenses      Premiums     Payable
                      ____________   ______________   ________  _____________
September 30, 1997
  Life Insurance and
    Annuities         $ 69,730,002   $ 825,368,988    $  --     $    --
                      ============   =============    =======   ===========
September 30, 1996
  Life Insurance and
    Annuities         $ 71,932,884   $ 837,366,108    $  --     $    --
                      ============   =============    =======   ===========
September 30, 1995
  Life Insurance and
    Annuities         $ 71,131,059   $ 781,716,153    $  --     $    --
                      ============   =============    =======   ===========

                                  SCHEDULE III
                                   Page 2 of 2

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

                                                                 Benefits     Amortization
                                                                  Claims      of Deferred
                                                    Net         Losses and      Policy         Other
                                   Premium       Investment     Settlement    Acquisition    Operating
                                   Revenue         Income        Expenses        Costs        Expenses
                                 ___________    ____________   ____________   ____________   ___________
September 30, 1997
  Life Insurance and Annuities   $ 3,000,000    $ 65,759,676   $ 50,454,970   $  9,432,884   $ 3,635,756
                                 ===========    ============   ============   ============   ===========
September 30, 1996
  Life Insurance and Annuities   $ 3,000,000    $ 65,560,704   $ 48,301,010   $  9,140,559   $ 4,352,018
                                 ===========    ============   ============   ============   ===========
September 30, 1995
  Life Insurance and Annuities   $ 3,000,000    $ 64,970,470   $ 45,483,802   $ 10,300,547   $ 3,164,390
                                 ===========    ============   ============   ============   ===========

                                   SCHEDULE IV

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                      SUPPLEMENTARY REINSURANCE INFORMATION


                                                                  Assumed                    Percentage
                                                  Ceded to         From                      of Amount
                                    Gross           Other          Other          Net         Assumed
       Year Ended                   Amount        Companies      Companies       Amount        to Net
_________________________        ____________    ____________    _________    ____________   __________
September 30, 1997
  Life Insurance in Force        $330,205,000    $ 52,328,000    $   --       $277,877,000       --
                                 ============    ============    =========    ============   ==========
  Premiums
    Life Insurance               $  3,352,311    $    352,311    $   --       $  3,000,000       --
                                 ============    ============    =========    ============   ==========
September 30, 1996
  Life Insurance in Force        $354,371,000    $ 58,679,000    $   --       $295,692,000       --
                                 ============    ============    =========    ============   ==========
  Premiums
    Life Insurance               $  3,354,830    $    354,830    $   --       $  3,000,000       --
                                 ============    ============    =========    ============   ==========
September 30, 1995
  Life Insurance in Force        $373,573,000    $ 62,906,000    $   --       $310,667,000       --
                                 ============    ============    =========    ============   ==========
  Premiums
    Life Insurance               $  3,364,553    $    364,553    $   --       $  3,000,000       --
                                 ============    ============    =========    ============   ==========

                                   SCHEDULE II

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 Years Ended September 30, 1997, 1996, and 1995

                                                                  Additions    Deductions
                                                                 (Reductions)     and
                                                    Balance at    Charged to    Accounts       Balance
                                                    Beginning     Costs and     Written        at End
                 Description                         of Year       Expenses       Off          of Year
_____________________________________________      ___________   ____________  ___________   ___________
Allowance for probable losses on real estate
  contracts and mortgage notes deducted from
  real estate assets in balance sheet
    1997                                           $7,945,561    $4,051,975    $2,506,420    $9,491,116
    1996                                            6,276,183     3,295,694     1,626,316     7,945,561
    1995                                            7,199,984      (190,470)      733,331     6,276,183
Allowance for probable losses on real estate
  held for sale from real estate assets in
  balance sheet
    1997                                           $2,247,023    $4,079,126    $3,490,167    $2,835,982
    1996                                            1,839,882     3,064,378     2,657,237     2,247,023
    1995                                            1,908,399     4,365,114     4,433,631     1,839,882
Allowance for losses on accounts and notes
  receivable deducted from other assets in
  balance sheet
    1997                                           $  180,954    $   42,995    $  156,975    $   66,974
    1996                                               77,039        70,500       (33,415)      180,954
    1995                                              193,497       (35,657)       80,801        77,039

                                   SCHEDULE IV
                                   Page 1 of 3

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE
                               September 30, 1997

      At September 30, 1997, the Consolidated Group held first position liens associated with contracts and mortgage notes receivable with a face value of approximately $520.6 million (99%) and second or lower position liens of approximately $7.6 million (1%). Approximately 28% of the face value of the Consolidated Group's real estate Receivables are collateralized by property located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 20% by property located in the Pacific Southwest (California, Arizona and Nevada), approximately 9% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 9% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 17% by property located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables range principally from $15,000 to $300,000 with 56 real estate Receivables, aggregating approximately $34.7 million in excess of this range. No individual contract or note is in excess of 0.5% of the total carrying value of real estate Receivables, and less than 4% of the contracts are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 89% of the face value of these receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 1997 is approximately 9.4%. Maturity dates range from 1997 to 2027.


                                                           Interest          Carrying         Delinquent
                                        Number of           Rates           Amount of          Principal
Description                            Receivables       Principally       Receivables          Amount
___________                            ___________       ___________       ____________       ___________
RESIDENTIAL
First Mortgage > $100,000                   509              6-13%         $ 78,734,868       $ 7,535,954
First Mortgage > $50,000                  1,580              6-13%          107,372,840         6,765,551


First Mortgage < $50,000                  8,687              6-13%          181,186,443        13,178,218
Second or Lower > $100,000                    4              8-11%              659,050           156,878
Second or Lower > $50,000                     7              7-12%              480,016            65,686
Second or Lower < $50,000                   220              6-13%            3,337,545            96,903

COMMERCIAL
First Mortgage > $100,000                   209              6-13%           48,492,725         3,887,374
First Mortgage > $50,000                    182              6-13%           13,199,135           677,704
First Mortgage < $50,000                    317              6-13%            7,917,653           262,922
Second or Lower > $100,000                    4              5-11%            1,559,883             --
Second or Lower > $50,000                     5              7-12%              407,624             --
Second or Lower < $50,000                    10              8-11%              303,122             --

FARM, LAND AND OTHER
First Mortgage > $100,000                    84              8-15%           27,214,026         1,326,710
First Mortgage > $50,000                    178              6-13%           11,513,233           313,881
First Mortgage < $50,000                  2,487              6-13%           45,195,703         1,620,079
Second or Lower > $100,000                    1                14%              100,000           100,000
Second or Lower > $50,000                     3              9-10%              227,634             --
Second or Lower < $50,000                    30              9-12%              306,057            12,140
Unrealized discounts, net of
  unamortized acquisition costs,
  on Receivables purchased at a
  discount                                                                  (24,642,792)
Accrued Interest Receivable                                                   9,299,336
                                                                           ____________       ___________
CARRYING VALUE                                                             $512,864,101       $36,000,000
                                                                           ============       ===========

The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

                                   SCHEDULE IV
                                   Page 2 of 3

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE
                               September 30, 1997

       The  contractual  maturities of the aggregate amounts  of  Receivables
(face amount) are as follows:

                                       Residential       Commercial        Farm, Land,          Total
                                        Principal         Principal      Other Principal      Principal
                                     ________________  _______________   _______________   ________________
October 1997 - September 2000          $ 40,400,913      $11,167,553       $22,990,756       $ 74,559,222
October 2000 - September 2002            33,771,278        9,163,174         9,742,636         52,677,088
October 2002 - September 2004            32,216,791        6,381,830         6,795,393         45,394,014
October 2004 - September 2007            46,889,093       11,374,072        12,310,724         70,573,889
October 2007 - September 2012            68,260,410       13,429,000        16,920,159         98,609,569
October 2012 - September 2017            44,494,614        5,288,840         6,384,637         56,168,091
October 2017 - Thereafter               105,737,663       15,075,673         9,412,348        130,225,684
                                       ____________      ___________       ___________       ____________
                                       $371,770,762      $71,880,142       $84,556,653       $528,207,557
                                       ============      ===========       ===========       ============

                                  SCHEDULE IV
                                  Page 3 of 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                             LOANS ON REAL ESTATE
                              September 30, 1997

                                     For the Years Ended September 30, 1997
                                   _________________________________________
                                       1997          1996           1995
                                   ____________  ____________   ____________
Balance at beginning of period     $650,933,330  $587,493,614   $567,256,298
                                   ____________  ____________   ____________
Additions during period
  New Receivables-cash              317,169,828   282,313,300    203,525,666
  Loans to facilitate the sale of
    real estate held-non cash        18,604,263    39,102,941     34,102,247
  Assumption of other debt
    payable in conjunction with
    acquisition of new
    Receivables-non cash              1,638,727     3,633,657        526,868
  Increase in accrued interest        2,231,416     2,109,831        912,348
                                   ____________  ____________   ____________
  Total additions                   339,644,234   327,159,729    239,067,129
                                   ____________  ____________   ____________
Deductions during period
  Collections of principal-cash     100,359,493   107,702,333    118,869,137
  Cost of Receivables sold          361,009,441   141,636,670     54,387,414
  Reduction in net Receivables
    associated with sale of
    subsidiary-non cash                  --            --         32,391,856
  Foreclosures-non cash              16,344,529    14,381,010     13,181,406
  Decrease in accrued interest           --            --             --
                                   ____________  ____________   ____________
Total deductions                    477,713,463   263,720,013    218,829,813
                                   ____________  ____________   ____________
Balance at end of period           $512,864,101  $650,933,330   $587,493,614
                                   ============  ============   ============

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            METROPOLITAN MORTGAGE & SECURITIES CO., INC.

            /s/ C. Paul Sandifur, Jr.

            ______________________________________________
            C. Paul Sandifur, Jr., Chief Executive Officer

            January 8, 1998
            Date

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                         Title                      Date
      _________                         _____                      ____
/s/ C. PAUL SANDIFUR, JR.

_________________________       President, Director and          1/8/98
C. Paul Sandifur, Jr.           Chief Executive Officer

/s/ BRUCE J. BLOHOWIAK

_________________________       Chief Operating Officer,         1/8/98
Bruce J. Blohowiak              Executive Vice President,
                                and Director

/s/ STEVEN CROOKS

_________________________       Controller and                   1/8/98
Steven Crooks                   Vice President

/s/ REUEL SWANSON

_________________________       Secretary and Director           1/8/98
Reuel Swanson

/s/ IRV MARCUS



_________________________       Director                         1/8/98
Irv Marcus

/s/ HAROLD ERFURTH

_________________________       Director                         1/8/98
Harold Erfurth

/s/ JOHN TRIMBLE

_________________________       Director                         1/8/98
John Trimble