Form 10-Q
period 1997-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1998-02-23
CIK 65384

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 1997

                              OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ____________

               Commission file number ____________

           METROPOLITAN MORTGAGE & SECURITIES CO., INC.
      (Exact name of registrant as specified in its charter)

          WASHINGTON                             91-0609840
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

       929 WEST SPRAGUE AVENUE, SPOKANE, WASHINGTON   99201
         (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (509)838-3111

Former name, former address and former fiscal year, if changed since last report: N/A.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/   No / /

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes / /   No / /   N/A.

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common "A": 130 shares at January 31, 1998.
      Common "B":   0 shares at January 31, 1998.

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of December 31, 1997 and September 30, 1997 (unaudited)

      Condensed Consolidated Statements of Income
      Three Months Ended December 31, 1997 and 1996 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1997 and 1996 (unaudited)

      Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           December 31,     September 30,
                                               1997              1997
                                          ______________    ______________
ASSETS
  Cash and Cash Equivalents               $   33,350,026    $   58,924,958
  Investments
    Trading Securities, at market             42,735,241        34,477,091
    Available-for-Sale Securities, at
      market                                  33,396,028        36,621,351
    Held-to-Maturity Securities, at
      amortized cost (market value
      $110,919,913 and $112,711,688)         110,898,282       113,730,535

  Accrued Interest on Investments         _____2,204,814    _____1,516,739

      TOTAL CASH AND INVESTMENTS          ___222,584,391    __ 245,270,674

  Real Estate Contracts and Mortgage
    Notes and Other Receivables              739,145,287       677,398,455
  Real Estate for Sale and Development,
    Including Foreclosed Real Estate          83,314,570        81,802,266
                                          ______________    ______________
  Total Receivables and Real Estate
    Assets                                   822,459,857       759,200,721
  Less Allowance for Losses                  (12,505,834)      (12,327,098)
                                          ______________    ______________
      NET RECEIVABLES AND REAL ESTATE
         ASSETS                              809,954,023       746,873,623
                                          ______________    ______________
  Deferred Acquisition Costs, Net             72,279,394        72,503,095
  Land, Building and Equipment - net
    of accumulated depreciation               21,194,199         9,408,578
  Other Assets, net of allowance              33,323,966        38,333,490
                                          ______________    ______________
      TOTAL ASSETS                        $1,159,335,973    $1,112,389,460
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           December 31,     September 30,
                                               1997              1997
                                          ______________    ______________
LIABILITIES
  Life Insurance and Annuity Reserves     $  820,895,573    $  825,368,988
  Debenture Bonds                            185,905,095       185,213,688
  Other Debt Payable                          58,359,507         4,917,779
  Accounts Payable and Accrued Expenses       15,213,628        19,114,354
  Deferred Income Taxes                       21,917,235        22,029,778
  Minority Interest in Consolidated
    Subsidiaries                               1,643,079         1,632,139
                                          ______________    ______________
    TOTAL LIABILITIES                     1,103,934,117     1,058,276,726
                                          ______________    ______________
STOCKHOLDERS' EQUITY
  Preferred Stock, Series A, B, C, D,
    E Cumulative with Variable Rate,
    $10 Par Value, Authorized 8,325,000,
    issued 2,085,904 Shares and
    2,095,414 Shares (Liquidation
    Preference $51,028,857 and
    $50,729,084, respectively)                20,859,042        20,954,141
  Class A Common Stock-Voting, $2,250
    par value, authorized 222 shares,
    issued 130 shares                            293,417           293,417
  Additional Paid-In Capital                  18,993,174        18,596,231
  Retained Earnings                           15,786,247        14,536,114
  Net Unrealized Gains (Losses) on
    Investments, Net of Income Taxes            (530,024)         (267,169)
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY                55,401,856        54,112,734
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $1,159,335,973    $1,112,389,460
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Three Months Ended
                                                     December 31,
                                                 1997             1996
                                             ____________     ____________
REVENUES
  Insurance Premiums Earned                  $    700,000     $    750,000
  Interest and Earned Discounts                22,223,453       24,105,516
  Real Estate Sales                             9,023,915        6,846,700
  Fees, Commissions, Service and Other
    Income                                      1,780,820        1,208,087
  Investment Gains (Losses), Net                4,153,476       (2,160,155)
  Realized Gains on Sales of Receivables           98,390        9,834,959
                                             ____________     ____________
    TOTAL REVENUES                             37,980,054       40,585,107
                                             ____________     ____________
EXPENSES
  Insurance Policy and Annuity Benefits        12,265,107       13,055,411
  Interest Expense                              4,064,642        5,835,322
  Cost of Real Estate Sold                      8,457,734        7,440,009
  Provision for Losses on Real Estate
    Assets                                      1,766,034          586,221
  Salaries and Employee Benefits                4,083,797        3,032,934
  Commissions to Agents                         1,958,130        2,158,770
  Other Operating and Underwriting
    Expenses                                    1,548,582        2,299,904
    Decrease in Deferred Acquisition Costs        409,102          237,955
                                             ____________     ____________
    TOTAL EXPENSES                             34,553,128       34,646,526
                                             ____________     ____________
Income Before Income Taxes and
  Minority Interest                             3,426,926        5,938,581
Provision for Income Taxes                     (1,158,582)      (2,022,167)
                                             ____________     ____________
Income Before Minority Interest                 2,268,344        3,916,414
Income of Consolidated Subsidiaries
  Allocated to Minority Stockholders              (29,940)         (35,560)
                                             ____________     ____________
Net Income                                      2,238,404        3,880,854
Preferred Stock Dividends                        (988,271)      (1,023,365)
                                             ____________     ____________
INCOME APPLICABLE TO COMMON STOCKHOLDERS     $  1,250,133     $  2,857,489
                                             ============     ============
Basic and Diluted Income per Share
Applicable to Common Stockholders            $      9,616     $     21,981
                                             ============     ============
Weighted Average Number of shares of Common
Stock Outstanding                                     130              130
                                             ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          Three Months Ended December 31,
                                               1997              1996
                                          ______________    ______________
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    $    5,421,022    $ (116,924,803)
                                          ______________    ______________
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in Restricted Cash and Cash
    Equivalents                                                132,652,334
  Principal Payments on Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                         33,963,548        29,383,414
  Proceeds From Real Estate Sales              5,833,371           709,061
  Proceeds From Investment Maturities          4,213,283         6,596,423
  Proceeds from Sale of Available-for-
    Sale Securities                            1,770,168
  Purchase of Available-for-Sale
    Securities                                                 (23,684,536)
  Proceeds From Sale of Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                         11,407,020       119,209,316
  Acquisition of Real Estate Contracts
    and Mortgage Notes and Other
    Receivables                             (109,894,173)      (79,616,347)
  Additions to Real Estate Held               (4,070,583)       (6,351,906)
  Capital Expenditures                       (12,302,770)         (198,228)
                                          ______________    ______________
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                   (69,080,136)      178,699,531
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change Short Term Borrowings From
    Brokers and Banks                         53,161,607       (30,328,500)
  Receipts From Life and Annuity
Products                                      14,801,881        20,337,089
  Withdrawals on Life and Annuity
    Products                                 (31,283,358)      (25,369,936)
  Ceding of Life and Annuity Products to
    Reinsurers, Net                              678,868
  Repayment to Banks and Others                 (201,627)          (55,545)
  Issuance of Debenture Bonds                 13,685,931         4,140,969
  Issuance of Preferred Stock                    541,239           549,743
  Repayment of Debenture Bonds               (12,072,693)       (2,096,235)
  Preferred Stock Dividends                     (988,271)       (1,023,366)
  Redemption of Capital Stock                   (239,395)             (300)
                                          ______________    ______________
NET CASH  PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                    38,084,182       (33,846,080)
                                          ______________    ______________
Net Decrease in Cash and Cash Equivalents    (25,574,932)       27,928,648
Cash and Cash Equivalents at Beginning
  of Period                                   58,924,958        35,226,746
                                          ______________    ______________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $   33,350,026    $   63,155,394
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1997, and the results of operations for the three months ended December 31, 1997 and 1996 and the cash flows for the three months ended December 31, 1997 and 1996. The results of operations for the three month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1997 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1997 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $36,350,000 at December 31, 1997 and $36,000,000 at September 30, 1997.

3. The Company had no outstanding legal proceedings other than normal proceedings associated with receivable foreclosures and/or the general business activities of the Company.

4. Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

5. In November 1996, the Company and its subsidiary Western United Life Assurance Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., an affiliated company. Approximately $126.7 million of receivables, with $115.5 million provided by Metropolitan and WULA, were sold in a securitization transaction with proceeds, after costs, of approximately $121.1 million, of which $110.4 million was allocated to Metropolitan and WULA. With an amortized carrying value of approximately $101.5 million in the receivables sold in the securitization, Metropolitan and WULA recorded approximately $8.9 million in pre-tax gains from their portion of the sale. Metropolitan Asset Funding, Inc. sold approximately $113.4 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold to the public, approximately $13.3 million in subordinate class certificates and residual class certificates were returned to the various co-sellers of the receivables included in the securitization. Metropolitan and WULA received approximately $101.6 million, after costs, from the securitization and received approximately $12.0 million (estimated fair value) in subordinate class and residual class certificates. As an economic hedge for this receivable securitization sale, the Company had previously sold short approximately $128 million of U.S. Treasury securities of varying maturities. Concurrent with the completion of the securitization transaction, the Company purchased and delivered the borrowed securities. The Company lost approximately $2.5 million on this short sale. Thereby from an economic standpoint, the Company realized an approximate $6.4 million in pre-tax gains on the securitization sale. The Company has retained residual interests in its prior securitizations. At December 31, 1997, the Company held approximately $21 Million in residuals at their estimated fair market value. The Company currently values its residuals at an approximate 12% return after losses with an approximate 15% prepayment rate.

6. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the fact of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. Accordingly, the Company applied this new standard during the quarter ended December 31, 1997 and all prior-period EPS data has been restated. The application of this standard did not have a material effect on the presentation of the Company's EPS disclosures.

7. On November 14, 1997, the Company acquired an approximately 200,000 square foot office building located at 601 West First Avenue, Spokane, Washington, approximately three blocks from the current headquarters. Purchase price was approximately $11.7 Million with remodel costs estimated at an additional $5 Million. Approximately 50% of the building is currently leased by other tenants. The Company anticipates moving its headquarters to this building in late Spring, 1998.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      These discussions may contain forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

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

      In September 1997, Metropolitan and WULA again participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc. Approximately $152.1 million of receivables, with $143.8 million provided by Metropolitan and WULA, were sold with proceeds, after costs, of approximately $151.2 million, which $143.0 million was allocated to Metropolitan and WULA. With an amortized carrying value of approximately $135.8 million in the receivables sold in the securitization, Metropolitan and WULA recorded approximately $7.2 million in pre-tax gains from their portion of the sale. Additionally, in September 1997, the Company securitized and sold approximately $29.7 million of timeshare receivables recording approximately $1.5 million in pre-tax gains.

      WULA entered into a reinsurance agreement with Old Standard Life Insurance Company (OSL)(a company affiliated through common control), whereby WULA reinsured 75% of the risk on six different annuity products through OSL. This agreement became effective January 23, 1997 and continued through September 30, 1997, during which time approximately $28 million in premiums was reinsured through OSL. Effective October 1, 1997, the agreement was suspended and is expected to be reinstated in the first quarter of calendar 1998.

       On January 31, 1995, the Company concluded an agreement with Summit Securities, Inc. (Summit) (a company affiliated through common control), whereby it sold Metropolitan Investment Securities, Inc. (MIS) to Summit, at a sale price of $288,950, which approximated the current book value of MIS at date of sale. On May 31, 1995, the Company concluded an agreement with Summit, whereby it sold OSL to Summit effective May 31, 1995, at a sale price of $2,722,000, which approximated the current book value of OSL at date of sale, with future contingency payments based on earnings of OSL. The sales price plus estimated future contingency payments approximates the actuarial appraised valuation of OSL. As of December 31, 1997, the Company has received approximately $250,000 in contingent consideration.


Financial Condition and Liquidity:

       As of December 31, 1997, the Company had cash or cash equivalents of $33.4 million and liquid investments (trading or available-for-sale securities) of $76.1 million compared to $58.9 million in cash and cash equivalents and $71.1 million in liquid investments at September 30, 1997. Management believes that cash and cash equivalents and other liquidity provided by investments and available lines of credit, along with the Company's ability to securitize real estate collateralized receivables, are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. Total cash and investments at December 31, 1997, including held-to-maturity securities, were $222.6 million as compared to $245.3 million at September 30, 1997. During the three month period ended December 31, 1997, operating activities provided funds of approximately $5.4 million. Funds used in investing activities of $69.1 million were primarily the result of $109.9 million of new receivable acquisitions, plus additions to real estate held of $4.1 million and new capital expenditures of $12.3 million, which included the purchase of a new home office headquarters building, exceeding the sale proceeds and collections of receivables of $45.4 million, proceeds from the sale of real estate of $5.8 million and sales and maturities of investments of $6.0 million. Funds provided by financing activities of $38.1 million were primarily the result of increases in short-term borrowings of $53.2 million, and a $1.6 million net cash inflow from debentures sales less maturities, exceeding the net cash outflow of $15.8 million in life and annuity products, and payment of preferred stock dividends of $1.0 million.

       The receivable portfolio totaled $739.1 million at December 31, 1997 compared to $677.4 million at September 30, 1997. During the three months ended December 31, 1997, the increase primarily resulted from the acquisition of receivables totaling $109.9 million plus an additional $3.2 million in loans to facilitate the sale of real estate being partially offset by principal collections on receivables of $34.0 million, reduction for the cost basis of receivables sold of $11.3 million and reductions due to foreclosed receivables of approximately $7.2 million.

       Real estate held for sale and development increased to $83.3 million at December 31, 1997 from $81.8 million at September 30, 1997. For the three months ended December 31, 1997, real estate additions of $11.3 million, including $7.2 million of foreclosed receivables, were offset by costs of real estate sold of $8.5 million, depreciation of $.3 million and charge-offs to the allowance for losses of $1.0 million.

      Life insurance and annuity policy reserves decreased $4.5 million during the three months ended December 31, 1997 to approximately $820.9 million from $825.4 million at September 30, 1997. This decrease was the result of withdrawals in the amount of $31.3 million exceeding credited earnings of $11.3 million, receipts from sales of new life and annuity products of $14.8 million and $.7 million in net reinsurance ceded. Net debenture bonds outstanding increased by $.7 million to $185.9 million at December 31, 1997 from $185.2 million at September 30, 1997. Net cash inflow from issuance less maturities of debentures was approximately $1.6 million less an additional $.9 million decrease in credited interest held. Additionally, the Company had cash flow, net of redemptions, of approximately $.3 million from the reinvestment of preferred stock dividends during the three months ended December 31, 1997. During the three month period ended December 31, 1997, the Company increased the portion of its other debt payable represented by short-term borrowings by $53.2 million to an approximate outstanding amount of $56.1 million on December 31, 1997, principally to fund its acquisition of real estate contracts and mortgage notes receivable.

       Total assets increased by $46.9 million to $1,159.3 million at December 31, 1997 from $1,112.4 million at September 30, 1997. During the three-month period, the Company primarily used existing cash and cash flow from short-term borrowings to increase its receivable investment portfolio and purchase a new home office headquarters.
At December 31, 1997, the Company had net unrealized losses on securities available-for-sale in the amount of $530,000 as compared to unrealized losses of $267,000 at September 30, 1997. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.


Results of Operations:

      The Company recorded net income before preferred dividends for the three months ended December 31, 1997 of $2,238,000 compared to $3,881,000 in the prior year's period. Comparing the current year's three month period with the prior year's similar period, a decrease in gains on the sale of receivables, an increase in the provision for losses on real estate assets, and increased salaries, commissions and benefits were only partially offset by an increase in the net interest spread, increased gains from the sale of real estate, increased gains on investments, an increase in other fees and commission revenues and a reduction in other operating expenses along with a reduction in related provision for income taxes.

      For the three month period ended December 31, 1997, the Company reported a positive spread on its interest sensitive assets and liabilities of $6.6 million as compared to $6.0 million in the prior year's period. The increase was primarily the result of an increase in the receivable portfolio funded by increases in short-term borrowings. It has been the strategy of management to finance receivable portfolio increases with short-term borrowings in anticipation of its next receivable securitization sale. Currently, the Company is planning its next securitization for April 1998. While there has been some contraction in the portfolio investments earning's rate in the current year's period, the Company has also experienced reduced renewal rates on some of its life and annuity policies and has used short-term borrowings with a lower interest cost resulting in the improved net interest spread. Currently, the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally, the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates and thus a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities reprice faster than its assets.

       During the three months ended December 31, 1997, the Company realized net gains on investments of $4.2 million, including $3.0 million in mark-to-marks gains on trading securities, compared to net losses of $2.2 million in the prior year's period. The current period gain includes both sales gains and mark-to-market gains as lower interest rates have improved the valuation of the trading securities, which primarily consists of the Company's retained interests in residual certificates associated with securitizations. The prior year's period loss was primarily the result of a short sale of U.S. Treasury securities. The short sale was used by the Company as an economic hedge of its receivable securitization in November 1996. Additionally, in the prior year's period, the Company realized gains of $9.8 million from the sale of approximately $109.4 million of receivable investments, while in the current year, sales of approximately $11.3 million of receivable investments produced realized gains of $98,000. The Company realized gains of $566,000 on sales of $9.0 million of real estate in the current year's period compared to losses of $593,000 on sales of $6.8 million in the prior year. The increase in 1997 was primarily the result of a $1.2 million increase in the sale of development property and a $1.0 million increase in sales of repossessed properties. It has been the policy of management to actively market real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities.

       In the three months ended December 31, 1997, the Company recorded other fees and commission revenues of $1.8 million as compared to $1.2 million in the prior year. The increase in the current year is primarily the result of net servicing revenues related to the receivable securitizations.

      In the three months ended December 31, 1997, the Company made provisions for losses on receivables and real estate assets of approximately $1.8 million as compared to $586,000 in the prior year's period. The increased provision is the result of the increase in the receivable portfolio and the real estate asset portfolio. The Company has experienced increased receivable delinquency rates when comparing the current year's period with the prior year's period; however, a stable to improving real estate market has offset the effects of the delinquency rate increases.
 .

New Accounting Rules:

       In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.130, "Comprehensive Income" (SFAS No.130). SFAS No.130 becomes effective in 1998 and requires reclassifications of earlier financial statements for comparative purposes. SFAS No.130 requires that amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be included in comprehensive income in the financial statements. SFAS No.130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effects, if any, of SFAS No.130 on the consolidated financial statements.

       Also, in June 1997, the FASB issued SFAS No.131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS No.131). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No.131 on the consolidated financial statements.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of Security Holders during the reporting period.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

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

                4(d). Third Supplemental Indenture, dated as of December 31, 1997 between Metropolitan and First Trust (Exhibit 4(d)) to Form 10-K filed January 8, 1998).

                4(e). Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series C (Exhibit 4(g) to Registration No. 33-2699).

                4(f). Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series D (Exhibit 4(a) to Registration No. 33-25702).

                4(g). Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-1 (Exhibit 4(a) to Registration No. 33-19238).

                4(h). Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-2 (Exhibit 4(a) to Registration No. 33-25702).

                4(i). Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-3 (Exhibit 4(a) to Registration No. 33-32586).

                4(j). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-4 (Exhibit 4(h) to Registration No. 33-40221).

                4(k). Form of Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-5 (Exhibit 4(i) to Registration No. 33-57396).

                4(l). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-6 (Exhibit 4(1) to Registration No. 333-19755).

                4(m). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-7 (Exhibit 4(d) to Amendment 1 to Registration No. 333-19755).


                10(a). Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and Bruce Blohowiak (Exhibit 10(a) to Form 10-K filed January 8, 1998).

                10(b). Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and Michael Kirk (Exhibit 10(b) to Form 10-K filed January 8, 1998).

                10(c). Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and Jon McCreary (Exhibit 10(c) to Form 10-K filed January 8, 1998).

                10(d). Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company (Exhibit 10(d) to Form 10-K filed January 8,
                         1998).

                11. Statement indicating Computation of Per-Share Earnings (see Condensed Consolidated Financial Statements).

                *27.     Financial Data Schedule

                *Filed herewith.

      (b)   Reports on Form 8-K

            On October 30, 1997 a Report on Form 8-K was filed reporting that on September 26, 1997 Metropolitan and WULA sold through a securitization approximately $143.75 Million in first lien mortgages.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 23rd day of February, 1998 on its behalf by the undersigned, thereunto duly authorized.

            METROPOLITAN MORTGAGE & SECURITIES CO., INC.

            /s/ C. PAUL SANDIFUR, JR.

            ______________________________________________
            C. Paul Sandifur, Jr.
            Chairman, President, Chief Executive Officer


            /s/ BRUCE J. BLOHOWIAK

            ______________________________________________
            Bruce J. Blohowiak
            Executive Vice President, Chief Operating Officer and
              Director


            /s/ STEVEN CROOKS

            ______________________________________________
            Steven Crooks
            Vice President, Principal Accounting Officer