Form 10-Q
period 1998-03-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1998-05-20
CIK 65384

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 1998

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

      Common "A": 130 shares at April 30, 1998.
      Common "B":   0 shares at April 30, 1998.

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of March 31, 1998 and September 30, 1997 (unaudited)

      Condensed Consolidated Statements of Income
      Three and Six Months Ended March 31, 1998 and 1997 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1998 and 1997 (unaudited)

      Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                             March 31,      September 30,
                                               1998              1997
                                          ______________    ______________
ASSETS
  Cash and Cash Equivalents               $   31,991,298    $   58,924,958
  Investments
    Trading Securities, at market             45,416,588        34,477,091
    Available-for-Sale Securities, at
      Market                                  30,752,548        36,621,351
    Held-to-Maturity Securities, at
      Amortized cost (market value
      $109,072,753 and $112,711,688)         108,788,268       113,730,535

  Accrued Interest on Investments              1,347,678    _____1,516,739

      TOTAL CASH AND INVESTMENTS             218,296,380    __ 245,270,674

  Real Estate Contracts and Mortgage
    Notes and Other Receivables              678,362,731       677,398,455
  Pledged Real Estate Contracts and
    Mortgage Notes
      Nikko Financial Services                93,975,099
      Nation's Banc Mortgage Capital          48,686,164
  Real Estate for Sale and Development,
    Including Foreclosed Real Estate          87,987,130        81,802,266
                                          ______________    ______________
  Total Receivables and Real Estate
    Assets                                   909,011,124       759,200,721
  Less Allowance for Losses                  (12,310,751)      (12,327,098)
                                          ______________    ______________
      NET RECEIVABLES AND REAL ESTATE
         ASSETS                              896,700,373       746,873,623
                                          ______________    ______________
  Deferred Acquisition Costs, Net             72,703,766        72,503,095
  Land, Building and Equipment - net
    of accumulated depreciation               21,292,198         9,408,578
  Other Assets, net of allowance              37,355,586        38,333,490
                                          ______________    ______________
      TOTAL ASSETS                        $1,246,348,303    $1,112,389,460
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                             March 31,      September 30,
                                               1998              1997
                                          ______________    ______________
LIABILITIES
  Life Insurance and Annuity Reserves     $  818,675,648    $  825,368,988
  Debenture Bonds                            186,493,066       185,213,688
  Notes Payable
    Nikko Financial Services                  92,095,597
    Nation's Banc Mortgage Capital            46,695,874
  Other Debt Payable                           4,927,334         4,917,779
  Accounts Payable and Accrued Expenses       18,550,502        19,114,354
  Deferred Income Taxes                       21,264,126        22,029,778
  Minority Interest in Consolidated
    Subsidiaries                               1,658,939         1,632,139
                                          ______________    ______________
    TOTAL LIABILITIES                      1,190,361,086     1,058,276,726
                                          ______________    ______________
STOCKHOLDERS' EQUITY
  Preferred Stock, Series A, B, C, D,
    E Cumulative with Variable Rate,
    $10 Par Value, Authorized 8,325,000,
    issued 2,060,962 Shares and
    2,095,414 Shares (Liquidation
    Preference $51,041,957 and
    $50,729,084, respectively)                20,609,621        20,954,141
  Class A Common Stock-Voting, $2,250
    par value, authorized 222 shares,
    issued 130 shares                            293,417           293,417
  Additional Paid-In Capital                  19,259,024        18,596,231
  Retained Earnings                           16,372,087        14,536,114
  Net Unrealized Losses on
    Investments, Net of Income Taxes            (546,932)         (267,169)
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY                55,987,217        54,112,734
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $1,246,348,303    $1,112,389,460
                                          ==============    ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.
          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended               Six Months Ended
                                                       March 31,                        March 31,
                                                 1998             1997            1998           1997
                                             ____________     ____________    ____________   ____________
REVENUES
  Insurance Premiums Earned                  $    700,000     $    750,000    $  1,400,000   $  1,500,000
  Interest and Earned Discounts                23,706,733       22,774,077      45,930,186     46,879,593
  Real Estate Sales                             6,014,128        7,305,686      15,038,043     14,152,386
  Fees, Commissions, Service and Other
    Income                                      1,667,923        1,177,497       3,448,743      2,385,584
  Investment Gains (Losses), Net                2,309,758           43,996       6,463,234     (2,116,159)
  Realized Gains on Sales of Receivables          212,819        1,712,582         311,209     11,547,541
                                             ____________     ____________    ____________   ____________
    TOTAL REVENUES                             34,611,361       33,763,838      72,591,415     74,348,945
                                             ____________     ____________    ____________   ____________
EXPENSES
  Insurance Policy and Annuity Benefits        12,162,952       12,009,603      24,428,059     25,065,014
  Interest Expense                              5,093,247        3,983,599       9,157,889      9,818,921
  Cost of Real Estate Sold                      5,769,929        7,702,652      14,227,663     15,142,661
  Provision for Losses on Real Estate
    Assets                                        932,769        1,410,613       2,698,803      1,996,834
  Salaries and Employee Benefits                4,301,927        3,337,224       8,385,724      6,370,158
  Commissions to Agents                         2,302,027        2,065,315       4,260,157      4,224,085
  Other Operating and Underwriting
    Expenses                                    1,677,123        1,517,514       3,225,705      3,817,418
  Decrease in Deferred Acquisition Costs          242,085           (5,582)        651,187        232,373
                                             ____________     ____________    ____________   ____________
    TOTAL EXPENSES                             32,482,059       32,020,938      67,035,187     66,667,464
                                             ____________     ____________    ____________   ____________
Income Before Income Taxes and
  Minority Interest                             2,129,302        1,742,900       5,556,228      7,681,481
Provision for Income Taxes                       (733,190)        (595,884)     (1,891,772)    (2,618,051)
                                             ____________     ____________    ____________   ____________
Income Before Minority Interest                 1,396,112        1,147,016       3,664,456      5,063,430
Income of Consolidated Subsidiaries
  Allocated to Minority Stockholders              (15,860)         (26,740)        (45,800)       (62,300)
                                             ____________     ____________    ____________   ____________
Net Income                                      1,380,252        1,120,276       3,618,656      5,001,130
Preferred Stock Dividends                        (929,981)      (1,013,595)     (1,918,252)    (2,036,960)
                                             ____________     ____________    ____________   ____________
INCOME APPLICABLE TO COMMON STOCKHOLDERS     $    450,271     $    106,681    $  1,700,404   $  2,964,170
                                             ============     ============    ============   ============
Basic and Diluted Income per Share
Applicable to Common Stockholders            $      3,464     $        821    $     13,080   $     22,801
                                             ============     ============    ============   ============
Weighted Average Number of shares of Common
Stock Outstanding                                     130              130             130            130
                                             ============     ============    ============   ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             Six Months Ended March 31,
                                               1998              1997
                                          ______________    ______________
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    $   12,798,368    $ (108,186,295)
                                          ______________    ______________
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in Restricted Cash and Cash
    Equivalents                                                132,652,334
  Principal Payments on Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                         69,097,991        67,805,747
  Proceeds From Real Estate Sales              9,728,421         3,137,570
  Proceeds From Investment Maturities          9,113,052        11,065,918
  Proceeds from Sale of Available-for-
    Sale Securities                            1,769,954         1,266,029
  Purchase of Available-for-Sale
    Securities                                  (296,213)      (46,041,430)
  Purchase of Held to Maturity
    Securities                                                     (99,625)
  Proceeds From Sale of Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                         16,173,667       172,200,857
  Acquisition of Real Estate Contracts
    and Mortgage Notes and Other
    Receivables                             (236,203,708)     (185,348,456)
  Additions to Real Estate Held               (8,317,048)      (10,858,716)
  Capital Expenditures                       (12,653,630)       (1,061,356)
                                          ______________    ______________
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                  (151,587,514)      144,718,872
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change Short Term Borrowings From
    Brokers and Banks                        138,805,971       (25,484,750)
  Receipts From Life and Annuity              34,443,890        36,290,797
Products
  Withdrawals on Life and Annuity
    Products                                 (65,394,799)      (54,523,739)
  Ceding of Life and Annuity Products to
    Reinsurers, Net                            1,280,927
  Repayment to Banks and Others                 (716,101)       (1,995,409)
  Issuance of Debenture Bonds                 34,889,197        21,561,718
  Issuance of Preferred Stock                  1,046,570         1,099,990
  Repayment of Debenture Bonds               (29,989,189)      (26,696,985)
  Preferred Stock Dividends                   (1,918,252)       (2,036,960)
  Redemption of Capital Stock                   (728,297)          (77,465)
  Receipt of Contingent Sale Price for
    Subsidiary Sold to Related Party             135,569           249,721
                                          ______________    ______________
NET CASH  PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                   111,855,486       (51,613,082)
                                          ______________    ______________
Net Change in Cash and Cash Equivalents      (26,933,660)      (15,080,505)
Cash and Cash Equivalents at Beginning
  Of Period                                   58,924,958        35,226,746
                                          ______________    ______________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $   31,991,298    $   20,146,241
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations for the three and six months ended March 31, 1998 and 1997 and the cash flows for the six months ended March 31, 1998 and 1997. The results of operations for the three and six month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1997 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1997 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $34,600,000 at March 31, 1998 and $36,000,000 at September 30, 1997.

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

5. The Company has retained residual interests from its receivable securitizations. At March 31, 1998, the Company held approximately $23.7 million in residual certificates at their estimated fair market value. The Company currently values its residual certificates at an approximate 12% return which is after considering expected losses and an approximate 15% prepayment rate.

6. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. Accordingly, the Company applied this new standard during the quarter ended December 31, 1997 and all prior-period EPS data has been restated. The application of this standard did not have a material effect on the presentation of the Company's EPS disclosures as the Company did not and does not have potentially dilutive securities.

7. On November 14, 1997, the Company acquired an approximately 200,000 square foot office building located at 601 West First Avenue, Spokane, Washington, approximately three blocks from the current headquarters. The purchase price was approximately $11.7 million with remodel costs estimated at an additional $5 million. Approximately 50% of the building is currently leased by other tenants. The Company anticipates moving its headquarters into this building in late June, 1998.

8. In April, 1998, the Company and its subsidiary, Western United Life Assurance Company (WULA), participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc. II, an affiliated company. Proceeds from the transaction were approximately $170.3 million, including the fair market value of retained certificates and the valuation of retained servicing rights. The transaction resulted in pre-tax gains of approximately $10.5 million.

9. The Company currently has credit facilities with Nikko Financial Services for $200 million and with Nation's Banc Mortgage Capital for $100 million. The advances are secured by pledged real estate contracts and mortgage notes. As of March 31, 1998, the Company had outstanding advances of approximately $138.8 million from these credit facilities.

10. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Transactions:

      In November 1996, Metropolitan Mortgage & Securities Co., Inc. (Metro or the Company) and its subsidiary Western United Life Assurance Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc, an affiliated company. The Company's proceeds from the transaction were approximately $110.4 million including the fair market value of retained certificates and the valuation of retained servicing rights. The transaction resulted in approximately $8.9 million in pre-tax gains. As an economic hedge for this receivable securitization sale, the Company had previously sold short U.S. Treasury securities of varying maturities. Concurrent with the completion of the securitization transaction, the Company purchased and delivered the borrowed securities. The Company lost approximately $2.5 million on this short sale. Thereby from an economic standpoint, the Company realized an approximate $6.4 million in pre-tax gains on the securitization sale.

      In September 1997, Metro and WULA again participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset
Funding,  Inc.  II.       The  Company's proceeds from  the  transaction  were
approximately $143.0 million including the fair market value of retained certificates and valuation of retained servicing rights. The transaction resulted in pre-tax gains of approximately $7.2 million. Additionally, in September 1997, the Company securitized and sold approximately $29.7 million of timeshare receivables recording approximately $1.5 million in pre-tax gains.

      The Company has currently negotiated credit facilities with Nikko Financial Services for $200 million and with Nation's Banc Mortgage Capital for $100 million. Advances on these credit facilities are secured by pledged real estate contracts and mortgage notes. As of March 31, 1998, the Company had outstanding advances of approximately $138.8 million from these credit facilities.

      In April 1998, Metro and WULA participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc. II, an affiliated company. The Company's proceeds from the transaction were approximately $170.3 million including the fair market value of retained certificates and the valuation of retained servicing rights. The transaction resulted in pre-tax gains of approximately $10.5 million.

      WULA entered into a reinsurance agreement with Old Standard Life Insurance Company (OSL), an affiliated company, whereby WULA reinsured 75% of the risk on six different annuity products through OSL. This agreement became effective January 23, 1997 and continued through September 30, 1997, during which time approximately $28 million in premiums was reinsured through OSL. Effective October 1, 1997, the agreement was suspended and is expected to be reinstated in June, 1998 retroactive to April 1, 1998.

       On January 31, 1995, the Company concluded an agreement with Summit Securities, Inc. (Summit), whereby it sold Metropolitan Investment Securities, Inc. (MIS) to Summit, at a sale price of $288,950, which approximated the current book value of MIS at date of sale. On May 31, 1995, the Company concluded an agreement with Summit, whereby it sold OSL to Summit effective May 31, 1995, at a sale price of $2,722,000, which approximated the current book value of OSL at date of sale, with future contingency payments based on earnings of OSL. The sales price plus estimated future contingency payments approximates the actuarial appraised valuation of OSL. As of March 31, 1998, the Company has received approximately $385,000 in contingent consideration.


Financial Condition and Liquidity:

       As of March 31, 1998, the Company had cash or cash equivalents of $32.0 million and liquid investments (trading or available-for-sale securities) of $76.2 million compared to $33.4 million and $76.1 million at December 31, 1997 and $58.9 million and $71.1 million at September 30, 1997. Management believes that cash, cash equivalents and other liquidity provided by investments are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. Additionally, the Company has negotiated credit facilities of $300 million to add additional liquidity for the purchase of real estate contracts and mortgage notes. Total cash and investments at March 31, 1998, including held-to-maturity securities, were $218.3 million compared to $222.6 million at December 31, 1997 and $245.3 million at September 30, 1997. During the six month period ended March 31, 1998, operating activities provided funds of approximately $12.8 million. Funds used in investing activities of $151.6 million were primarily the result of $236.2 million of new receivable acquisitions, plus additions to real estate held of $8.3 million and new capital expenditures of $12.7 million, which included the purchase of a new home office headquarters building, exceeding the sale proceeds and collections of receivables of $85.3 million, proceeds from the sale of real estate of $9.7 million and sales and maturities of investments of $10.9 million. Funds provided by financing activities of $111.9 million were primarily the result of increases in short-term borrowings of $138.8 million and a $5.2 million net cash inflow from debentures sales less maturities and preferred stock sales less redemption's exceeding the net cash outflow of $31.0 million in life and annuity products and payment of preferred stock dividends of $1.9 million.

       The receivable portfolio totaled $821.0 million at March 31, 1998 compared to $739.1 million at December 31, 1997 and $677.4 million at September 30, 1997. During the six months ended March 31, 1998, the increase primarily resulted from the acquisition of receivables totaling $236.2 million plus an additional $5.3 million in loans to facilitate the sale of real estate being partially offset by principal collections on receivables of $69.1 million, reduction for the cost basis of receivables sold of $15.9 million and reductions due to foreclosed receivables of approximately $14.6 million.

       Real estate held for sale and development increased to $88.0 million at March 31, 1998 compared to $83.3 million at December 31, 1997 and $81.8 million at September 30, 1997. For the six months ended March 31, 1998, real estate additions of $22.9 million, including $14.6 million of foreclosed receivables, were offset by costs of real estate sold of $14.2 million, depreciation of $1.0 million and charge-offs to the allowance for losses of $1.5 million.

      Life insurance and annuity policy reserves decreased $6.7 million during the six months ended March 31, 1998 to approximately $818.7 million from $820.9 million at December 31, 1997 and $825.4 million at September 30, 1997. This decrease was the result of withdrawals in the amount of $65.4 million exceeding credited earnings of $23.0 million, receipts from sales of new life and annuity products of $34.4 million and $1.3 million in net reinsurance ceded. For the six months ended March 31, 1998, net debenture bonds outstanding increased by $1.3 million to $186.5 million from $185.9 million at December 31, 1997 and $185.2 million at September 30, 1997. Net cash inflow from issuance less maturities of debentures was approximately $4.9 million less a $3.6 million decrease in credited interest held. Additionally, the Company had cash flow, net of redemptions, of approximately $.3 million from the sale of preferred stock and reinvestment of preferred stock dividends during the six months ended March 31, 1998. During the six month period ended March 31, 1998, the Company increased its short-term borrowings by $138.8 million to an approximate outstanding amount of $141.7 million. At March 31, 1998, the Company had a total of $161.2 million in unused credit lines available to pledge real estate contracts and mortgage notes against.

       Total assets increased by $133.9 million to $1,246.3 million at March 31, 1998 from $1,112.4 million at September 30, 1997. During the six-month period ended March 31, 1998, the Company primarily used existing cash and cash flow from short-term borrowings to increase its receivable investment portfolio and to purchase a new home office headquarters. At March 31, 1998, the Company had net unrealized losses on securities available-for-sale in the amount of $547,000 as compared to unrealized losses of $267,000 at September 30, 1997. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.


Results of Operations:

       The Company recorded net income before preferred dividends for the six months ended March 31, 1998 of $3.6 million compared to $5.0 million in the prior year's period. Comparing the current year's six month period with the prior year's similar period, a decrease in gains on the sale of receivables, an increase in the provision for losses on real estate assets, and increased salaries, commissions and benefits were only partially offset by an increase in the net interest spread, increased gains from the sale of real estate, increased gains on investments, an increase in other fees and commission revenues and a reduction in other operating expenses along with a reduction in the related provision for income taxes.

       For the six-month period ended March 31, 1998, the Company reported a positive spread on its interest sensitive assets and liabilities of $13.7 million as compared to $13.5 million in the prior year's period. The increase was primarily the result of an increase in the receivable portfolio funded by increases in short-term borrowings. It has been the strategy of management to finance receivable portfolio increases with short-term borrowings in anticipation of its next receivable securitization sale. The Company completed its most recent securitization in April 1998. While there has been some contraction in portfolio investment earnings rates in the current year's period, the Company has also experienced reduced renewal rates on some of its life and annuity policies and has used lower interest costing short-term borrowings resulting in the improved net interest spread. Currently, the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally, the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates and thus a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities reprice faster than its assets.

       During the six months ended March 31, 1998, the Company realized net gains on investments of $6.5 million compared to net losses of $2.1 million in the prior year's period. The current period gain includes both gains on sales of investments and mark-to-market gains as lower interest rates have improved the valuation of the Company's trading securities. The prior year's period loss was primarily the result of a short sale of U.S. Treasury securities. The short sale was used by the Company as an economic hedge of its receivable securitization in November 1996. Additionally, in the prior year's period, the Company realized gains of $11.5 million from the sale of approximately $160.7 million of receivable investments, while in the current year, sales of approximately $15.9 million of receivable investments produced realized gains of $311,000. The Company realized gains of $810,000 on sales of $15.0 million of real estate in the current year's period compared to losses of $990,000 on sales of $14.2 million in the prior year. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities.

       In the six months ended March 31, 1998, the Company recorded other fees and commission revenues of $3.4 million as compared to $2.4 million in the prior year. The increase in the current year is primarily the result of net servicing revenues related to the retained servicing rights from receivable securitizations.

       In the six months ended March 31, 1998, the Company made provisions for losses on receivables and real estate assets of approximately $2.7 million as compared to $2.0 million in the prior year's period. The increased provision is the result of the increase in the receivable portfolio and the real estate asset portfolio. As an offset to the portfolio increases, the Company has experienced improved receivable delinquency rates and a stable to improving real estate market.

       In comparing the three months ended March 31, 1998 with the prior year similar period, the Company recorded net income before preferred dividends of $1.4 million as compared to $1.1 million. The increase in net income for the comparative three months was primarily the result of improvements from (1) increased gains on investments, (2) increased gains on sale of real estate,
(3) a decrease in the provision for losses on real estate assets, and (4) an increase in other fees and commissions which were partially offset by (1) a decrease in gains on the sale of receivables, (2) a decrease in the net interest spread, and (3) increases in salaries, commissions, benefits and other operating expenses

       For the three months ended March 31, 1998, the net interest spread was $7.2 million compared to $7.5 million in the prior year. The reduction was primarily the result of the lower interest rate market, which affected the yield on new receivable investments and a slightly higher incremental cost of funds when using short-term borrowings to finance the increase in the receivable portfolio in preparation for the next receivable securitization.

      During the three months ended March 31, 1998, the Company recorded gains on the sale or valuation of investments of $2.3 million and $213,000 on the sale of receivables. In the prior year, the Company recorded gains on the sale of investments of $44,000 and $1.7 million on the sale of receivables.

       During the three months ended March 31, 1998, the Company generated approximately $1.7 million of fee revenues as compared to $1.2 million in the prior year. The increase is primarily service fee income associated with the retained servicing rights from the receivable securitizations.

       The Company realized gains of $244,000 on real estate sales of $6.0 million in the current year's three-month period as compared to losses of $397,000 on sales of $7.3 million in the prior year. The Company continues to actively sell its real estate in order to return the investment to an earning asset and reduce operating expenses associated with the holding of real estate.

       In conjunction with the Company's evaluation of its real estate assets, the Company provided for loss on these assets of $933,000 in the current year's three-month period as compared to $1.4 million in the prior year. Improvement in the Company's delinquency rates and improvements in real estate resale market has allowed the Company to reduce its current provision.
 .

New Accounting Rules:

       In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.130, "Comprehensive Income" (SFAS No.130). SFAS No.130 becomes effective for fiscal years beginning after December 31, 1997 and requires reclassifications of earlier financial statements for comparative purposes. SFAS No.130 requires that amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be included in comprehensive income in the financial statements. SFAS No.130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effects of SFAS No.130 on the consolidated financial statements.

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

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On February 23, 1998, the Annual Meeting of Stockholders was held wherein the stockholders unanimously elected the following Directors to serve until the next annual meeting:

      C. Paul Sandifur, Jr., Bruce Blohowiak, Harold Erfurth, Irv Marcus, Charles H. Stolz, Reuel Swanson, John Trimble and Neal Fosseen, Honorary Director.

      No other matters were submitted to a vote of security holders during the reporting period.

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

                11.      Statement   indicating   Computation   of   Per-Share
                         Earnings   (see   Condensed  Consolidated   Financial
                         Statements).

                *27.     Financial Data Schedule

                *Filed herewith.

      (b)   Reports on Form 8-K

            None.
SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 20th day of May, 1998 on its behalf by the undersigned, thereunto duly authorized.

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