Form 10-Q
period 1998-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1998-08-12
CIK 65384

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1998

                              OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ____________

               Commission file number 2-63708

           METROPOLITAN MORTGAGE & SECURITIES CO., INC.
      (Exact name of registrant as specified in its charter)

          WASHINGTON                             91-0609840
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

       601 W. 1ST AVENUE, SPOKANE, WASHINGTON               99201-5015
         (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (509)838-3111

Former  name,  former address and former fiscal year, if  changed  since  last
report:   Former  address  was 929 West Sprague Avenue,  Spokane,  Washington,
99201.

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

      Common "A": 130 shares at July 31, 1998.
      Common "B":   0 shares at July 31, 1998.

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of June 30, 1998 and September 30, 1997 (unaudited)

      Condensed Consolidated Statements of Income
      Three and Nine Months Ended June 30, 1998 and 1997 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1998 and 1997 (unaudited)

      Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              June 30,        September 30,
                                                1998              1997
                                          ______________    ______________
ASSETS
  Cash and Cash Equivalents               $   24,107,786    $   58,924,958
  Investments
    Trading Securities, at market             54,421,324        34,477,091
    Available-for-Sale Securities, at
      Market                                  28,991,227        36,621,351
    Held-to-Maturity Securities, at
      Amortized cost (market value
      $104,348,158 and $112,711,688)         103,634,497       113,730,535

  Accrued Interest on Investments         _____2,111,585    _____1,516,739

      TOTAL CASH AND INVESTMENTS             213,266,419    __ 245,270,674

  Real Estate Contracts and Mortgage
    Notes and Other Receivables              692,440,519       677,398,455
  Pledged Real Estate Contracts and
    Mortgage Notes
      Nikko Financial Services                35,684,172
  Real Estate for Sale and Development,
    Including Foreclosed Real Estate          90,707,398        81,802,266
                                          ______________    ______________
  Total Receivables and Real Estate
    Assets                                   818,832,089       759,200,721
  Less Allowance for Losses                  (11,820,690)      (12,327,098)
                                          ______________    ______________
      NET RECEIVABLES AND REAL ESTATE
         ASSETS                              807,011,399       746,873,623
                                          ______________    ______________
  Deferred Acquisition Costs, Net             72,981,877        72,503,095
  Land, Building and Equipment - net
    of accumulated depreciation               24,563,593         9,408,578
  Other Assets, net of allowance              37,744,757        38,333,490
                                           _____________    ______________
      TOTAL ASSETS                        $1,155,568,045    $1,112,389,460
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              June 30,        September 30,
                                                1998              1997
                                          ______________    ______________
LIABILITIES
  Life Insurance and Annuity Reserves     $  816,701,793    $  825,368,988
  Debenture Bonds                            190,040,444       185,213,688
  Notes Payable
    Nikko Financial Services                  33,899,963
  Other Debt Payable                           8,118,308         4,917,779
  Accounts Payable and Accrued Expenses       20,326,436        19,114,354
  Deferred Income Taxes                       23,826,701        22,029,778
  Minority Interest in Consolidated
    Subsidiaries                               1,712,529         1,632,139
                                          ______________    ______________
    TOTAL LIABILITIES                      1,094,626,174     1,058,276,726
                                          ______________    ______________
STOCKHOLDERS' EQUITY
  Preferred Stock, Series A, B, C, D,
    E Cumulative with Variable Rate,
    $10 Par Value, Authorized 8,325,000,
    issued 2,005,614 Shares and
    2,095,414 Shares (Liquidation
    Preference $50,067,061 and
    $50,729,084, respectively)                20,056,136        20,954,141
  Class A Common Stock-Voting, $2,250
    par value, authorized 222 shares,
    issued 130 shares                            293,417           293,417
  Additional Paid-In Capital                  18,845,242        18,596,231
  Retained Earnings                           22,404,425        14,536,114
  Net Unrealized Losses on
    Investments, Net of Income Taxes            (657,349)         (267,169)
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY                60,941,871        54,112,734
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $1,155,568,045    $1,112,389,460
                                          ==============    ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.
          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended               Nine Months Ended
                                                        June 30,                         June 30,
                                                  1998             1997            1998           1997
                                             ____________     ____________    ____________   ____________
REVENUES
  Insurance Premiums Earned                  $    700,000     $    750,000    $  2,100,000   $  2,250,000
  Interest and Earned Discounts                23,295,437       23,401,038      69,225,623     70,280,631
  Real Estate Sales                             8,182,351        9,820,370      23,220,394     23,972,756
  Fees, Commissions, Service and Other
    Income                                      1,827,110        1,227,344       5,275,853      3,612,928
  Investment Gains (Losses), Net                  250,767        1,416,282       6,714,001       (699,877)
  Realized Gains on Sales of Receivables       11,663,283           38,988      11,974,492     11,586,529
                                             ____________     ____________    ____________   ____________
    TOTAL REVENUES                             45,918,948       36,654,022     118,510,363    111,002,967
                                             ____________     ____________    ____________   ____________
EXPENSES
  Insurance Policy and Annuity Benefits        11,595,215       12,772,479      36,023,274     37,837,493
  Interest Expense                              5,031,303        4,309,694      14,189,192     14,128,615
  Cost of Real Estate Sold                      7,473,116        9,572,797      21,700,779     24,715,458
  Provision for Losses on Real Estate
    Assets                                      1,521,818        1,400,781       4,220,621      3,397,615
  Salaries and Employee Benefits                5,093,510        3,544,021      13,479,234      9,914,179
  Commissions to Agents                         2,660,928        1,614,104       6,921,085      5,838,189
  Other Operating and Underwriting
    Expenses                                    1,808,040          939,060       5,033,745      4,756,478
  Decrease (Increase) in Deferred
Acquisition                                       (55,920)       1,223,639         595,267      1,456,012
     Costs
                                             ____________     ____________    ____________   ____________
    TOTAL EXPENSES                             35,128,010       35,376,575     102,163,197    102,044,039
                                             ____________     ____________    ____________   ____________
Income Before Income Taxes and
  Minority Interest                            10,790,938        1,277,447      16,347,166      8,958,928
Provision for Income Taxes                     (3,696,253)        (443,662)     (5,588,025)    (3,061,713)
                                             ____________     ____________    ____________   ____________
Income Before Minority Interest                 7,094,685          833,785      10,759,141      5,897,215
Income of Consolidated Subsidiaries
  Allocated to Minority Stockholders              (53,590)         (13,600)        (99,390)       (75,900)
                                             ____________     ____________    ____________   ____________
Net Income                                      7,041,095          820,185      10,659,751      5,821,315
Preferred Stock Dividends                        (930,512)      (1,060,687)     (2,848,764)    (3,097,647)
                                             ____________     ____________    ____________   ____________
INCOME (LOSS) APPLICABLE TO COMMON
   STOCKHOLDERS                              $  6,110,583     $   (240,502)   $  7,810,987   $  2,723,668
                                             ============     ============    ============   ============
Basic and Diluted Income per Share
Applicable to Common Stockholders            $     47,004     $     (1,850)   $     60,085   $     20,951
                                             ============     ============    ============   ============
Weighted Average Number of Shares of Common
Stock Outstanding                                     130              130             130            130
                                             ============     ============    ============   ============



The accompanying notes are an integral part of the condensed consolidated financial statements.
METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Nine Months Ended June 30,
                                                1998              1997
                                          ______________    ______________
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    $   13,078,887    $  (95,354,775)
                                          ______________    ______________
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in Restricted Cash and Cash
    Equivalents                                                132,652,334
  Principal Payments on Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                         93,156,352        88,032,412
  Proceeds From Real Estate Sales             14,910,747         6,045,297
  Proceeds From Investment Maturities         16,091,098        14,371,647
  Proceeds from Sale of Available-for-
    Sale Securities                            1,769,954        22,556,364
  Purchase of Available-for-Sale
    Securities                                  (592,421)      (46,409,515)
  Purchase of Held-to-Maturity
    Securities                                                     (99,625)
  Proceeds From Sale of Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                        212,241,886       184,761,380
  Acquisition of Real Estate Contracts
    and Mortgage Notes and Other
    Receivables                             (356,163,115)     (285,109,122)
  Additions to Real Estate Held              (12,802,871)      (16,563,297)
  Capital Expenditures                       (16,325,228)       (1,335,335)
                                          ______________    ______________
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                   (47,713,598)       98,902,540
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change Short Term Borrowings From
    Brokers and Banks                         33,950,713        55,948,711
  Receipts From Life and Annuity              60,935,212        48,298,041
Products
  Withdrawals on Life and Annuity
    Products                                (105,084,777)      (87,604,090)
  Ceding of Life and Annuity Products to
    Reinsurers, Net                            2,175,181
  Borrowings from Banks and Others             2,800,000
  Repayment to Banks and Others                 (274,627)       (2,326,345)
  Issuance of Debenture Bonds                 49,170,232        24,988,240
  Issuance of Preferred Stock                  1,549,430         1,667,187
  Repayment of Debenture Bonds               (40,413,961)      (34,029,931)
  Preferred and Common Stock Dividends        (2,927,008)       (3,097,647)
  Redemption of Preferred Stock               (2,198,424)         (454,094)
  Receipt of Contingent Sale Price for
    Subsidiary Sold to Related Party             135,568           249,721
                                          ______________    ______________
NET CASH  PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                      (182,461)        3,639,793
                                          ______________    ______________
Net Change in Cash and Cash Equivalents      (34,817,172)        7,187,558
Cash and Cash Equivalents at Beginning
  Of Period                                   58,924,958        35,226,746
                                          ______________    ______________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $   24,107,786    $   42,414,304
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations for the three and nine months ended June 30, 1998 and 1997 and the cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for the three and nine month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1997 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1997 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $31,600,000 at June 30, 1998 and $36,000,000 at September 30, 1997.

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

5. The Company has retained residual interests from its receivable securitizations. At June 30, 1998, the Company held approximately $30.5 million in residual certificates at their estimated fair market value. The Company currently values its residual certificates at an approximate 12% return which is after considering expected losses and an approximate 15% annual prepayment rate.

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

7. On November 14, 1997, the Company acquired an approximately 200,000 square foot office building located at 601 West First Avenue, Spokane, Washington, approximately three blocks from the current headquarters. The purchase price was approximately $11.7 million with remodeling costs estimated at an additional $5 million. Approximately 42% of the building is currently leased by other tenants. The Company moved its headquarters into this building in late June, 1998.

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

9. The Company currently has credit facilities with Nikko Financial Services for $200 million and with NationsBanc Mortgage Capital Corporation for $100 million. Any advances under these agreements are collateralized by pledged real estate contracts and mortgage notes. As of June 30, 1998, the Company had outstanding advances of approximately $33.9 million from these credit facilities.

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

Significant Transactions:

      In November 1996, Metropolitan Mortgage & Securities Co., Inc. (Metro or the Company) and its subsidiary Western United Life Assurance Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., an affiliated company. The Company's proceeds from the transaction were approximately $110.4 million including the fair market value of retained certificates and the valuation of retained servicing rights. The transaction resulted in approximately $8.9 million in pre-tax gains. As an economic hedge for this receivable securitization sale, the Company had previously sold short U.S. Treasury securities of varying maturities. Concurrent with the completion of the securitization transaction, the Company purchased and delivered the borrowed securities. The Company lost approximately $2.5 million on this short sale. Thereby from an economic standpoint, the Company realized approximately $6.4 million in pre-tax gains on the securitization sale.

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

      The Company has currently negotiated credit facilities with Nikko Financial Services for $200 million and with NationsBanc Mortgage Capital Corporation for $100 million. Any advances under these credit facilities are collateralized by pledged real estate contracts and mortgage notes. As of June 30, 1998, the Company had outstanding advances of approximately $33.9 million from these credit facilities.

      WULA entered into a reinsurance agreement with Old Standard Life Insurance Company (OSL), an affiliated company, whereby WULA reinsured 75% of the risk on six different annuity products through OSL. This agreement became effective January 23, 1997 and continued through September 30, 1997, during which time approximately $28 million in premiums was reinsured through OSL. Effective October 1, 1997, the agreement was terminated. A similar agreement was executed August, 1998 with retroactive application to April 1, 1998. As of June 30, 1998, the account value of reinsured annuities with OSL was approximately $27.4 million.

       On January 31, 1995, the Company concluded an agreement with Summit Securities, Inc. (Summit), whereby it sold Metropolitan Investment Securities, Inc. (MIS) to Summit, at a sale price of $288,950, which approximated the current book value of MIS at date of sale. On May 31, 1995, the Company concluded an agreement with Summit, whereby it sold OSL to Summit effective May 31, 1995, at a sale price of $2,722,000, which approximated the current book value of OSL at date of sale, with future contingency payments based on earnings of OSL. The sales price plus estimated future contingency payments approximates the actuarial appraised valuation of OSL. As of June 30, 1998, the Company has received all required future contingency payments totaling approximately $385,000.


Financial Condition and Liquidity:

       As of June 30, 1998, the Company had cash or cash equivalents of $24.1 million and liquid investments (trading or available-for-sale securities) of $83.4 million compared to $32.0 million and $76.2 million at March 31, 1998, $33.4 million and $76.1 million at December 31, 1997 and $58.9 million and
$71.1 million at September 30, 1997. Management believes that cash, cash equivalents and other liquidity provided by investments are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. Additionally, the Company has negotiated credit facilities of $300 million to add additional liquidity for the purchase of real estate contracts and mortgage notes. Total cash and investments at June 30, 1998, including held-to-maturity securities, was $213.3 million compared to $218.3 million at March 31, 1998, $222.6 million at December 31, 1997 and $245.3 million at September 30, 1997. During the nine month period ended June 30, 1998, operating activities provided funds of approximately $13.1 million. Funds used in investing activities of $47.7 million were primarily the result of $356.2 million of new receivable acquisitions, plus additions to real estate held of $12.8 million and new capital expenditures of $16.3 million, which included the purchase of a new home office headquarters building, exceeding the sale proceeds and collections of receivables of $305.4 million, proceeds from the sale of real estate of $14.9 million and sales and maturities of investments of $17.9 million. Funds used in financing activities of $182,000 were primarily the result of the net cash outflow of $42.0 million in life and annuity products and payment of preferred and common stock dividends of $2.9 million exceeding the increases in short-term borrowings of $34.0 million and $8.1 million net cash inflow from debentures sales less maturities and preferred stock sales less redemptions.

       The receivable portfolio totaled $728.1 million at June 30, 1998 compared to $821.0 million at March 31, 1998, $739.1 million at December 31, 1997 and $677.4 million at September 30, 1997. During the nine months ended June 30, 1998, the increase primarily resulted from the acquisition of receivables totaling $356.2 million plus an additional $8.3 million in loans to facilitate the sale of real estate being partially offset by principal collections on receivables of $93.2 million, reduction for the cost basis of receivables sold of $200.3 million and reductions due to foreclosed receivables of approximately $19.3 million. Receivable acquisitions included over $100 million in volume from correspondent and direct lending activities.

       Real estate held for sale and development increased to $90.7 million at June 30, 1998 compared to $88.0 million at March 31, 1998, $83.3 million at December 31, 1997 and $81.8 million at September 30, 1997. For the nine months ended June 30, 1998, real estate additions of $34.4 million, including $21.6 million of foreclosed receivables, were offset by costs of real estate sold of $21.7 million, depreciation of $1.6 million and charge-offs to the allowance for losses of $2.2 million.

      Life insurance and annuity policy reserves decreased $8.7 million during the nine months ended June 30, 1998 to approximately $816.7 million from $818.7 million at March 31, 1998, $820.9 million at December 31, 1997 and
$825.4  million  at  September 30, 1997.  This  decrease  was  the  result  of withdrawals in the amount of $105.1 million exceeding credited earnings of $33.3 million, receipts from sales of new life and annuity products of $60.9 million and $2.2 million in net reinsurance ceded. For the nine months ended June 30, 1998, net debenture bonds outstanding increased by $4.8 million to $190.0 million from $186.5 million at March 31, 1998, $185.9 million at December 31, 1997 and $185.2 million at September 30, 1997. Net cash inflow from issuance less maturities of debentures was approximately $8.8 million less a $3.9 million decrease in credited interest held. Additionally, the Company had a net cash outflow of approximately $.6 million as redemption of capital stock exceeded the sale of preferred stock and reinvestment of preferred stock dividends during the nine months ended June 30, 1998. During the nine month period ended June 30, 1998, the Company increased its short-term borrowings by $34.0 million to an approximate outstanding amount of $36.8 million. At June 30, 1998, the Company had a total of $266.1 million in unused credit lines available.

       Total assets increased by $43.2 million to $1,155.6 million at June 30, 1998 from $1,112.4 million at September 30, 1997. During the nine-month period ended June 30, 1998, the Company primarily used existing cash and cash flow from short-term borrowings to increase its receivable investment portfolio and to purchase a new home office headquarters. At June 30, 1998, the Company had net unrealized losses on securities available-for-sale in the amount of $657,000 as compared to net unrealized losses of $267,000 at September 30, 1997. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.


Results of Operations:

       The Company recorded net income before preferred dividends for the nine months ended June 30, 1998 of $10.7 million compared to $5.8 million in the prior year's period. Comparing the current year's nine month period with the prior year's similar period, increases in gains on the sale of receivables, increased gains on investments, increased gains on sale of real estate, an increase in the net interest spread, an increase in other fees and commission revenues and an increase in deferred acquisition costs (costs capitalized net of amortization) associated with insurance products were only partially offset by an increase in the provision for losses on real estate assets, an increase in salaries, commissions and benefits, and an increase in other operating expenses along with an increase in the related provision for income taxes.

       For the nine-month period ended June 30, 1998, the Company reported a positive spread on its interest sensitive assets and liabilities of $21.1 million as compared to $20.6 million in the prior year's period. The increase was primarily the result of an increase in the receivable portfolio funded by increases in short-term borrowings. Currently, it is the strategy of management to finance receivable portfolio increases with short-term borrowings in anticipation of its next receivable securitization sale. The Company completed its most recent receivable securitization in April 1998. The Company currently anticipates that its next securitization of real estate contracts and mortgage receivables will occur in approximately October, 1998. Currently, the Company also anticipates securitizing approximately $23 million of structured settlements in August 1998. While there has been some contraction in portfolio investment earnings rates in the current year's period, the Company has also experienced reduced renewal rates on some of its life and annuity policies and has used lower interest costing short-term borrowings resulting in the improved net interest spread. Currently, the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally, the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates and thus a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities reprice faster than its assets.

       During the nine months ended June 30, 1998, the Company realized net gains on investments of $6.7 million compared to net losses of $740,000 in the prior year's period. The current period gain includes both gains on sales of investments and mark-to-market gains, as lower interest rates have improved the valuation of the Company's trading securities. The prior year loss was primarily the result of a short sale of U.S. Treasury securities. The short sale was used by the Company as an economic hedge of its receivable securitization in November 1996. The $2.5 million loss on the short sale was partially offset by gains on sales of investment securities and gains on trading securities. Additionally, in the current year's period, the Company realized gains of $12.0 million from the sale of approximately $200.3 million of receivable investments, while in the prior year, the Company realized gains of approximately $11.6 million from the sale of approximately $173.2 million of receivable investments. The Company realized gains of $1.5 million on sales of $23.2 million of real estate in the current year's period compared to losses of $743,000 on sales of $24.0 million in the prior year. It has been the policy of management to actively sell its real estate in order to return the investment to an earning asset. In addition to returning these assets to earning status, the Company has been able to reduce other operating expenses associated with its real estate, such as insurance, taxes, maintenance and amenities.

       In the nine months ended June 30, 1998, the Company recorded other fees and commission revenues of $5.3 million as compared to $3.6 million in the prior year. The increase in the current year is primarily the result of net servicing revenues related to the retained servicing rights from receivable securitizations.

       In the nine months ended June 30, 1998, the Company made provisions for losses on receivables and real estate assets of approximately $4.2 million as compared to $3.6 million in the prior year's period. The increased provision is primarily the result of increases in both the receivable portfolio and the real estate asset portfolio. As an offset to the portfolio increases, the Company has experienced improved receivable delinquency rates and a stable to improving real estate market. The principal amount of receivables as to which payments were in arrears more than three months was $31.6 million at June 30, 1998 compared to $34.6 million at March 31, 1998, $36.4 million at December 31, 1997 and $36.0 million at September 30, 1997.

      In the nine months ended June 30, 1998, the Company incurred expenses of $20.4 million for salaries, commissions and benefits as compared to $15.8 million in the prior year's period. The increase included additional salaries and benefits of $3.6 million while commissions increased $1.1 million. The salary and benefit increase resulted from the following: 1) a general salary increase throughout the Company; 2) additional employees to perform additional servicing of securitized receivable pools; and 3) the expansion of the Company's direct and correspondent lending business. The commission increase was primarily the result of the increased acquisition of receivables and the increased sales of life and annuity products.

       In comparing the three months ended June 30, 1998 with the prior year similar period, the Company recorded net income before preferred dividends of $7.0 million on revenues of $45.9 million as compared to $820,000 on revenues of $36.7 million. The increase in net income for the comparative three months was primarily the result of improvements from (1) larger receivable securitizations resulting in increased gains from the sale of receivables, (2) increased gains on sale of real estate, (3) an increase in the net interest spread, (4) an increase in other fees and commissions, and (5) an increase in deferred acquisition costs (costs capitalized net of amortization) associated with insurance products which were partially offset by (1) an increase in the provision for loss on real estate assets, (2) a decrease in investment gains, and (3) increases in salaries, commissions, benefits and other operating expenses along with an increase in the related provision for income tax.

       For the three months ended June 30, 1998, the net interest spread was $7.4 million compared to $7.1 million in the prior year. The increase was primarily the result of the increase in the receivable portfolio being funded with short-term borrowings. The Company currently has $300 million in available credit facilities, of which approximately $36.8 million was used at June 30, 1998. These facilities provide a lower cost of funds to finance increases in the receivable portfolio.

       During the three months ended June 30, 1998, the Company recorded gains on the sale or valuation of investments of $251,000 and $11.7 million on the sale of receivables. In the prior year, the Company recorded gains on the sale of investments of $1.4 million and $39,000 on the sale of receivables. The current year's period increase was primarily the result of the receivable securitization completed in April 1998 which contributed approximately $10.5 million in pre-tax gains on sale of receivables.

       During the three months ended June 30, 1998, the Company generated approximately $1.8 million of fee revenues as compared to $1.2 million in the prior year. The increase is primarily service fee income associated with the retained servicing rights from the receivable securitizations.

       The Company realized gains of $709,000 on real estate sales of $8.2 million in the current year's three-month period as compared to gains of $248,000 on sales of $9.8 million in the prior year's comparable period. The Company continues to actively sell its real estate in order to return the investment to an earning asset and reduce operating expenses associated with the holding of real estate.

       In conjunction with the Company's evaluation of its real estate assets, the Company made provisions for losses on these assets of $1.5 million in the current year's three-month period as compared to $1.4 million in the prior year.

       In the three months ended June 30, 1998, the Company incurred costs of $9.6 million for salaries, commissions, benefits and other operating expenses as compared to $6.1 million in the prior year. The increase was primarily the result of increased costs associated with additional employees needed to expand servicing of the Company's receivables and real estate assets, including the retained servicing of securitized receivables, along with increased costs associated with the startup of the Company's direct and correspondent lending business. As an offset to the increased operating expenses during the period, the Company's capitalization of insurance policy acquisition costs over related amortization has increased by approximately $1.3 million. The increase in capitalized costs is related to increased annuity sales production.

 .
New Accounting Rules:

       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.130, "Comprehensive Income" (SFAS No.130). SFAS No.130 becomes effective for fiscal years beginning after December 31, 1997 and requires reclassifications of earlier financial statements for comparative purposes. SFAS No.130 requires that amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be included in comprehensive income in the financial statements. SFAS No.130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effects of SFAS No.130 on the consolidated financial statements.

       Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No.131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS No.131). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No.131 on the consolidated financial statements.

       In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.133). SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets of liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application is encouraged as of the beginning of any fiscal quarter. Management has not yet determined the effect of SFAS No.133 on the consolidated financial statements.

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

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the reporting period.

ITEM 5.     OTHER INFORMATION

       During  June,  1998  Metropolitan  moved  its  headquarters  facilities approximately three blocks to 601 W. 1st Avenue, Spokane, WA. The new facility is approximately 200,000 square feet, of which 42% is currently leased to other tenants.

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

                *10(d). Employment Agreement between Metropolitan Mortgage & Securities Co., Inc. and Cameron E. Williams.

                *10(e). Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company.

                *10(f).  Master   Repurchase  Agreement  between  Metropolitan
                         Mortgage & Securities Co., Inc. and NationsBanc Mortgage Capital Corporation.


                11.      Statement   indicating   Computation   of   Per-Share
                         Earnings   (see   Condensed  Consolidated   Financial
                         Statements).

                *27.     Financial Data Schedule

                *Filed herewith.

      (b)   Reports on Form 8-K

            On May 13, 1998 the Company filed a report on Form 8-K disclosing the following:

            On April 29, 1998, Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan") and its wholly owned subsidiary, Western United Life Assurance Company ("Western"), sold approximately $164.3 million in first lien mortgage loans secured by, and contracts for the sale of real property relating to, residential, multi-family and commercial properties (the "Mortgage Loans"). Such sale was made in connection with the issuance of approximately $186.8 million of mortgage pass-through certificates (the "Certificates"), of which $182.1 million were sold in a public offering. In connection with the sale, Metropolitan received cash and approximately $4.7 million in Certificates and a residual certificate resulting in an after tax profit of approximately $7.0 million.

            Old Standard Life Insurance Company, ("Old Standard") and Arizona Life Insurance Company ("Arizona Life") also participated in the offering by selling approximately $22.5 million of Mortgage Loans. Old Standard and Arizona Life are under common control with Metropolitan.

            The Mortgage Loans were sold to Metropolitan Asset Funding, Inc. II ("MAFI") which in turn sold the Mortgage Loans to the trust created pursuant to the Pooling and Servicing Agreement (the "Agreement"), dated as of April 1, 1998, among MAFI, as depositor, Metropolitan, Western, Old Standard and Arizona Life, as sellers of the Mortgage Loans, Metwest Mortgage Services, Inc. ("Metwest"), as the master servicer, and The Bank of New York, as trustee. Pursuant to the Agreement, Metwest, a wholly owned subsidiary of Metropolitan, will continue to service the Mortgage Loans for which it will receive a fee.
SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 12th day of August, 1998 on its behalf by the undersigned, thereunto duly authorized.

            METROPOLITAN MORTGAGE & SECURITIES CO., INC.

            /s/ BRUCE J. BLOHOWIAK

            ______________________________________________
            Bruce J. Blohowiak
            Executive Vice President, Chief Operating Officer and
              Director


            /s/ CAMERON E. WILLIAMS

            ______________________________________________
            Cameron E. Williams
            Chief Financial Officer
            Principal Accounting Officer
            Principal Financial Officer