Form 10-K405
period 1998-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1999-01-13
CIK 65384

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended September 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 For the transition period from       to

                        Commission file number 0-22041

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
            (Exact name of registrant as specified in its charter)

             Washington                                   91-0609840
       (State of incorporation)                        IRS Employer No.

   601 West First Avenue Spokane, WA                      99201-5015
    (Address of Principal executive                       (Zip Code)
               offices)

      Registrant's telephone number, including area code: (509) 838-3111

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                            Preferred Stock Series:
              Variable Rate Cumulative Preferred Stock, Series C
              Variable Rate Cumulative Preferred Stock, Series D
              Variable Rate Cumulative Preferred Stock, Series E-1
              Variable Rate Cumulative Preferred Stock, Series E-2
              Variable Rate Cumulative Preferred Stock, Series E-3
              Variable Rate Cumulative Preferred Stock, Series E-4
              Variable Rate Cumulative Preferred Stock, Series E-5
              Variable Rate Cumulative Preferred Stock, Series E-6
              Variable Rate Cumulative Preferred Stock, Series E-7
-------------------------------------------------------------------------------
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]   No  [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The voting stock of the registrant is not traded on any exchange, therefore there is no established market value. The aggregate market value of the stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock, as of any date within 60 days prior to the date of filing because there have been no sales of the Common Stock within sixty days prior to the date of filing.

  The number of shares of the Registrant's Class A Common Stock outstanding as of December 1, 1998 was 130.

                   Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

                             ORGANIZATIONAL CHART
                          (as of September 30, 1998)

                             [CHART APPEARS HERE]

  The above chart lists Metropolitan Mortgage & Securities Co., Inc.'s ("Metropolitan") principal operating subsidiaries and their ownership (together with Metropolitan the "Consolidated Group").

  Metropolitan Mortgage & Securities Co., Inc.: Parent organization, invests in Receivables (as defined herein) and other investments, including real estate development, which are principally funded by proceeds from Receivable investments, other investments and securities offerings.

  Consumers Group Holding Co., Inc.: A holding company, its sole business activity currently being that of a shareholder of Consumers Insurance Co., Inc.

  Consumers Insurance Co., Inc.: Inactive property and casualty insurer, its principal business activity is being a shareholder of Western United Life Assurance Company.

  Western United Life Assurance Company: Metropolitan's largest active subsidiary and the largest active company within the Consolidated Group, is engaged in investing in Receivables and other investments principally funded by annuity contract sales and life insurance policies.

  Metwest Mortgage Services, Inc.: Performs loan origination, collection and servicing functions for the Consolidated Group and others. It is an FHA/HUD licensed servicer and lender and is licensed as a Fannie Mae seller/servicer.
--------
* The remaining 3.5% of Consumers Group Holding Co., Inc. is owned by Summit Securities, Inc., an affiliate of Metropolitan.

                               BUSINESS OVERVIEW

GENERAL

  Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified institution with assets exceeding $1 billion. Its principal subsidiaries are Western United Life Assurance Company ("Western United"), an annuity and life insurance company, and Metwest Mortgage Services, Inc. ("Metwest"), a Receivable servicer and loan originator. The Consolidated Group had 603 full time equivalent employees at September 30, 1998.

  The Consolidated Group's principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments ("Receivables"). The Receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Consolidated Group predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group's real estate Receivables includes A-, B and C credit quality obligors. See "RECEIVABLE INVESTMENTS." In addition to investing in existing Receivables, the Consolidated Group began originating non-conventional, A-, B and C credit borrower loans during late fiscal 1996 through Metwest. See "RECEIVABLE INVESTMENTS--Receivable Acquisitions--Loan Originations Sources." Metropolitan and its subsidiaries also acquire other types of Receivables, including, but not limited to, lottery prizes, structured settlements and annuities. See "RECEIVABLE INVESTMENTS--Receivables Acquisitions--Lotteries, Structured Settlements and Annuities Sources."

  All Receivables are purchased at prices calculated to provide a desired yield. Often, in order to obtain the desired yield, a Receivable will be purchased at a discount from its face amount or at a discount from its present value. See "RECEIVABLE INVESTMENTS--Yield and Discount Considerations." The Consolidated Group strives to achieve a positive spread between its investments and its cost of funds.

  Metwest performs Receivable servicing and collections for itself, Metropolitan and Western United, as well as other entities. See "RECEIVABLE INVESTMENTS--Servicing and Collection Procedures, and Delinquency Experience." Also see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

  In addition to the Consolidated Group's Receivable investments, Western United and, to a lesser extent Metropolitan, invest funds in securities which predominantly consist of corporate bonds, U.S. Treasury and government agency obligations, mortgage-backed securities and other securities. These investments also include security hedging investments and subordinate certificates and residual interests created out of Receivable securitizations. See "SECURITIES INVESTMENTS" and "RECEIVABLE INVESTMENTS--Receivable Sales."

  The Consolidated Group has developed several funding sources. These sources include collateralized lines of credit; the sale of Receivables, including sales through securitizations; Receivable investment income; the issuance of annuity and life insurance policies; the sale of debentures and preferred stock; the sale of real estate; and securities portfolio earnings. See " SECURITIES INVESTMENTS--Method of Financing."

  Metropolitan also sells and, through the services of Summit Property Development, Inc. ("Summit PD"), an affiliate of Metropolitan, develops real estate primarily as the result of repossessions of property securing Receivables or in exchange for property securing Receivables that have been repossessed. In addition, Metropolitan is the developer of a timeshare resort, Lawai Beach Resort, located on Kauai, Hawaii, and certain other developments. See "REAL ESTATE DEVELOPMENT."

  The Consolidated Group provides services to certain affiliated entities (the "Affiliated Companies") for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. ("Summit"), Old Standard Life Insurance Company ("Old Standard"), Old West Life Insurance & Annuity Company ("Old West"),

Summit PD and Metropolitan Investment Securities, Inc. ("MIS"). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under
Item 13.

FACTORS AFFECTING FUTURE OPERATING RESULTS

  The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

  Metropolitan wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below and elsewhere herein that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words such as "may," "will," "expect," "intend," "anticipate," "believe," "continue," "seeks," "plans," variations of those terms or the negative of those terms, or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

  Metropolitan's future results may be affected by certain risks and uncertainties including but not limited to the following:

Rising interest rates could      If interest rates rise, profitability and the
negatively effect the          fair value of equity of the Consolidated Group
profitability and the fair     could decline. Higher interest rates could
value of equity of the         cause interest expenses to increase faster than
Consolidated Group             it will cause interest revenues to increase,
                               because more liabilities than financial assets are scheduled to reprice or mature for the Consolidated Group during the fiscal year that began on October 1, 1998.

Falling interest rates could     If interest rates fall, the profitability and
negatively effect the          the fair value of equity of the Consolidated
profitability and the fair     Group may decline because of refinancing of
value of equity of the         Receivables. When interest rates fall,
Consolidated Group             borrowers have an incentive to refinance their
                               Receivables by taking out new loans at a lower rate of interest and repaying existing loans having a higher rate of interest in full.
                               Because the Receivables with the higher rate of interest may be repaid early, the interest earned by the Consolidated Group may decline.

Dependence on the sale or        The Consolidated Group currently sells and
securitization of              securitizes pools of Receivables and intends to
Receivables                    continue to sell and securitize pools of
                               Receivables. Several factors affect the
                               Consolidated Group's ability to securitize or sell pools of Receivables, including conditions in the securities markets generally, conditions in the asset-backed securities markets specifically, the credit quality of the Receivables, compliance of the Consolidated
                               Group's Receivables with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to securities issued in the Consolidated Group's previous securitizations. The Consolidated
                               Group's financial performance and growth prospects may be adversely effected if they cannot favorably sell or securitize
                               Receivables, or if they are completely unable to sell or securitize Receivables.

Residual and subordinate         The Consolidated Group owns subordinated and
interests in securitizations   residual interests in several securitized loan
                               pools, which generally are in a "first loss" position relative to the more senior securities sold to third parties and which carry a greater risk if loans in the securitizations are not paid or losses occur. The Consolidated Group values these interests based on assumptions, including anticipated prepayments, defaults and losses of the securitized Receivables. If those assumptions are inaccurate, the Consolidated
                               Group will have overvalued these interests on its balance sheet, overstated income and will earn less income than was anticipated.

Risk that foreclosure on         Foreclosure, bankruptcy and other similar
mortgages will delay or        proceedings used to enforce mortgage loans are
reduce payments on             generally subject to principals of equity which
Receivables                    are designed to relieve the indebted party from
                               the legal effect of such party's default.
                               Statutes may limit the right of the
                               Consolidated Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any such principal may lead to a loss or delay in the payment on a certificate in a securitization in which the Consolidated Group is involved or in loans held by the Consolidated Group.

Real estate used as              Most of the Receivables purchased by the
collateral to cover losses     Consolidated Group are collateralized by real
on Receivables may be          estate to provide collateral if a borrower
inadequate                     defaults on such borrower's mortgage. The real
                               estate used as collateral may be insufficient to cover any loss in the event of foreclosure.
                               Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in economic conditions, property values, zoning, land use, environmental laws and other legal restrictions, including restrictions on the timing and methods of foreclosure.

Risk of default on               The Consolidated Group purchases some
Receivables not                Receivables that are not collateralized, such
collateralized                 as annuities, lottery prizes, structured
                               settlements or other investments. In these cases, since the Consolidated Group does not have collateral in a specific asset, it relies instead upon a promise to pay from an insurance company, a state government or other entity.
                               There is a risk that the payor will not keep its promise to pay and will default.

Underwriting may                 Metropolitan underwrites the Receivables that
insufficiently evaluate the    are purchased by the Consolidated Group. Many
risk of losses on              of the purchased receivables were originated by
Receivables                    sellers and other non-institutional lenders.
                               Therefore, the underwriting standards used to originate such loans may have been less strict than the standards that are typically used when underwriting conventional mortgage loans.
                               Metropolitan uses a variety of procedures to evaluate Receivables depending on the type of investment. While Metropolitan tries to minimize the risk of default and the risk of losses if there is a default, there is no assurance that these underwriting procedures will be effective.

Insurance subsidiary             At September 30, 1998, approximately 77% of
earnings may be unavailable    the Consolidated Group's assets were held by
for dividends and fees         its insurance subsidiary, Western United.
                               Insurance company regulations restrict the way in which an insurance company can transfer assets and the amount of money that can be paid out in dividends by the insurance company. To use money for dividends, the insurance company must obtain permission from the insurance commissioner in the state of domicile of the insurance company. These restrictions on the ability to declare dividends and transfers of assets could have an adverse effect on Metropolitan's financial performance and ability to meet its debt obligations and preferred stock dividend payments.

Dependence on future             The Consolidated Group earns revenue
offerings to meet              primarily from Receivable and other
obligations                    investments, the sale of annuities and life
                               insurance, the sale or securitization of Receivables, the sale of debentures and the sale of preferred stock. The cash flows from the existing assets has been adequate during the past five years to satisfy the demand for payment of maturing debentures and to pay preferred stock dividends. However, the
                               Consolidated Group's ability to repay
                               debentures and preferred stock dividends that become due in the future and other outstanding obligations depends in part on the success of future public offerings of debentures and preferred stock.

An increase in life              An increase in the termination rate of
insurance and annuity          annuity contracts and life insurance policies
termination rates may          would tend to decrease the earnings of Western
decrease earnings              United. If terminations increase, costs would
                               increase because the insurance subsidiaries would have to expense the unamortized deferred acquisition costs on those surrendered policies instead of continuing to amortize those costs over time. The rate at which annuity contracts and life insurance policies terminate is effected by several factors, including changes in interest rates, competition and changes in tax and other regulations. Management cannot predict the future rate of termination of life insurance and annuity policies.

Environmental conditions and     The Consolidated Group acquires properties in
regulations                    the course of its business some of which may
                               contain hazardous waste or other toxic
                               materials. Various federal, state and local environmental laws, ordinances and regulations hold the owner or the previous owner liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the effected property. While the Consolidated Group tries to avoid acquiring properties or Receivables collateralized by properties which may be contaminated, the Consolidated Group may sustain significant losses due to such liability.

The Consolidated Group may       The government can place a lien on
be liable for environmental    environmentally contaminated property to
clean-up on real estate        guarantee that the clean up costs for that
                               property are paid. In many states, these liens have priority over the existing mortgage on the property. The Consolidated Group may be subject to these liens directly if they own real property subject to these liens, or indirectly if they participate in a securitization of property and have a role in the day-to-day management of the facility or property. Environmental assessments to determine whether certain properties are contaminated are rarely performed by the Consolidated Group, and even where they are performed, there is no guarantee that the Consolidated Group will be insulated from liability for an environmental condition.

Conflicts of interest among      Certain officers and directors of companies
related companies              affiliated with the Consolidated Group are also
                               employees of the Consolidated Group. In
                               addition, the Consolidated Group provides services to affiliated companies. These factors may lead to conflicts of interest such as which company receives a particular securities sale and how Receivables are distributed among or between separate companies. Old Standard and Old West may compete with the Consolidated
                               Group in acquiring Receivables and for the sale of annuities. Also, the Consolidated Group may compete with Summit for the sale of securities.

Year 2000 compliance             The Year 2000 problem arises from the use by
                               software developers of two digits rather than four to denote year dates in software programs, computer hardware operating systems and microprocessor based embedded controls in automated equipment. As a result, information systems that operate date sensitive software or automated equipment that contains date sensitive microprocessors may interpret "00" to signify 1900 rather than 2000, thereby impairing the ability of the information systems or automated equipment to correctly calculate, sequence or recognize dates. This could result in serious malfunctions or complete failures of affected systems, including an inability to process transactions, issue securities or checks, or engage in other normal business activities.

                                 We are conducting tests on our internally
                               developed and supported software, hardware and facilities systems for Year 2000 compliance and are reviewing and working with outside vendors regarding compliance on ancillary systems and services involved with our business operations. Additionally, we are developing contingency plans in the event that a Year 2000 related problem or failure occurs. We believe that we will be compliant prior to the year 2000. However, in the event that there are computer problems arising out of a failure of such efforts our business operations could be negatively impacted since the conduct of our business in relationship to purchasing Receivables, servicing or administering the Receivables, the sale and administration of annuities, life insurance and the sale and administration of securities all rely heavily on computer programs and systems for processing our business transactions.

                            RECEIVABLE INVESTMENTS

INTRODUCTION

  Metropolitan has been investing in Receivables for its own account for over forty years. Metropolitan also provides Receivable acquisition and underwriting services to its subsidiary, Western United, and to Old Standard, Old West and Summit. See "--Management and Receivable Acquisition Services." Also see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13. The evaluation, underwriting and closing operations are performed at Metropolitan's headquarters in Spokane, Washington. The following information describes the Consolidated Group's Receivable acquisition and underwriting procedures undertaken on its behalf by Metropolitan as of September 30, 1998. These practices may be amended, supplemented and changed at any time at the discretion of the Consolidated Group.

  Unless otherwise indicated in this section and in the sections entitled "SECURITIES INVESTMENTS" and "REAL ESTATE DEVELOPMENT," or unless the context otherwise requires, references to a year (e.g. 1998) refer to the fiscal year ended September 30 of that year.

 Types of Receivables

  The Consolidated Group's Receivable acquisitions include two principal types of Receivables: 1) Receivables collateralized by real estate (both the acquisition of existing loans and the origination of loans principally involving residential properties) and 2) alternative cash flows consisting of lottery prizes, structured settlements, annuities and other cash flows.

 Secondary Mortgage Markets

  The market for the acquisition of existing real estate Receivables is commonly referred to as the secondary mortgage market. The secondary mortgage market includes individual Receivables which are held and sold by individual investors. These Receivables are typically the result of seller-financed sales of real estate. The secondary mortgage market also includes the sale and resale of pools of Receivables which can be seller financed, or originated or acquired by a financial institution. The Consolidated Group acquires both individual and to a lesser extent pools of Receivables.

 Receivable Acquisition Volume

  Metropolitan's Receivable acquisition activities (total activities for itself and for others), grew from approximately $382.1 million in 1996, to $390.0 million in 1997 and $494.3 million in 1998. During 1998, the average monthly acquisition volume was approximately $41.2 million. At the same time, Metropolitan's median closing time decreased to approximately 13 days by September 30, 1998, in comparison to 14 days in 1997 and 20 days in 1996. Management considers closing time to be an important factor in a seller's decision to sell a Receivable to Metropolitan.

RECEIVABLES ACQUISITIONS

  Metropolitan has developed marketing techniques, sources and underwriting practices for each of its different types of Receivables. In general, the real estate Receivables acquired or originated by the Consolidated Group consist of non-conventional (A-, B and C credit grade) loans. These types of Receivables possess characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending or the seller or borrower chose to use non-conventional financing. This type of lending requires that the lender focus on the quality of the collateral as the ultimate recourse in the event of the borrower's default and also, to a lesser extent, the ability of the borrower to repay.

 Individual Receivable Acquisitions

  Historically, the majority of the Consolidated Group's real estate Receivables were acquired as individual Receivable acquisitions. See "-- Current Mix of Receivable Investment Holdings." Metropolitan's principal source for private market Receivables is independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable.

  Metropolitan's acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller as well as short closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase such Receivables. In order to enhance its position in this market, Metropolitan has implemented the following acquisition strategies: 1) centralizing acquisition activities, 2) expanding the use of Metropolitan's Receivable submission software, BrokerNet(R), 3) implementing flexible and strategic pricing and closing programs, and 4) designing and implementing broker incentive programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

 Pool Acquisition Sources

  Approximately $32 million or 8% of total real estate Receivables acquired during fiscal 1998 were acquisitions of pools of real estate Receivables through Metropolitan's capital markets department. These portfolios of real estate Receivables may be seller originated, or institutionally originated. They may be acquired from brokers, banks, savings and loan organizations, mortgage brokerage firms or other financial institutions.

  Over the years, Metropolitan has built relationships with several brokers and lenders who provide a regular flow of potential acquisitions to the capital markets department. In addition, other brokers learn about Metropolitan through word of mouth and contact Metropolitan directly. Finally, some leads on loan pools are generated by direct calls to lending institutions or brokers.

  The capital markets department acquisitions are typically negotiated through direct contact with the selling broker or the portfolio departments at the various selling institutions or acquired through bidding at an auction. The closing costs per loan for institutional acquisitions are frequently lower than private secondary mortgage market acquisitions. However, the investment yield generally is lower for institutional acquisitions than for private market acquisitions.

  Metropolitan has recently hired additional sales and support staff and is exploring new marketing methods in an attempt to continue to increase its institutional pool purchase activities.

 Loan Originations Sources

  During the last quarter of fiscal 1996, Metropolitan's subsidiary, Metwest, began originating first priority lien residential mortgage loans, both with fixed and adjustable interest rates. Metwest is currently licensed for such mortgage loans as a lender, or is exempt from licensing, in twenty-nine states.

  Metwest originates real estate loans through licensed mortgage brokers who submit loan applications on behalf of a borrower. Before Metwest will enter into a broker agreement, the mortgage broker must demonstrate that it is properly licensed, experienced and knowledgeable in lending.

  During 1998, Metwest originated an average of approximately 101 real estate loans per month including loans made to facilitate the resale of repossessed real estate. This volume was below original projections. In an effort to increase this volume, Metwest is making both procedural and staffing revisions. Also, Metwest has continued to develop new pricing programs for loan originations. There can be no assurance that these efforts will increase origination volume.

 Correspondent Lending Sources

  Beginning in 1997, Metropolitan began acquiring real estate loans through loan correspondent agreements. Under these agreements Metropolitan agrees to purchase loans at a specified yield immediately after their origination, so long as the loans comply with Metropolitan's specified underwriting guidelines. Many of these loans are insured by a primary mortgage guaranty insurance policy. In addition, loan correspondents may also submit loans which do not meet established underwriting guidelines for individual evaluation and pricing, which is done by Metwest. Each correspondent makes standard representations and warranties with respect to each loan and has certain limited repurchase obligations. Metropolitan has added staff to support growth in its correspondent lending activities. There can be no assurance that these efforts will increase correspondent lending volumes.

 Real Estate Receivable Underwriting

  Metropolitan's loan correspondent underwriting guidelines and Metwest's real estate loan origination guidelines apply criteria which include (i) evaluating the borrower's credit, which may include credit scores, income and debt to income ratios; (ii) obtaining and reviewing a current appraisal of the collateral; (iii) evaluating the property type; (iv) comparing the loan amount to the collateral value; and (v) evaluating the economics of the region where the collateral is located. For certain, but not all, loans with higher loan-to-value ratios mortgage insurance is required. In addition, title insurance in an amount equal to the Receivable balance at the time of our acquisition is generally obtained. Generally, a lower credit rating would result in a higher required down payment, higher collateral value to loan amount and/or a higher interest rate or yield, which is obtained through a discounted purchase price. Unlike the seller financed real estate Receivables purchased in the private secondary mortgage market, the real estate loans originated by Metwest, certain pool acquisitions and the loans purchased through Metropolitan's loan correspondent program have standardized documentation and terms. In addition, the real estate Receivables acquired or originated for inclusion in securitization pools generally have more stringent underwriting guidelines than other acquired or originated real estate loans.

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

 Lotteries, Structured Settlements and Annuities Underwriting

  In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of: (1) an application for sale of structured benefits which requests certain information regarding (i) the annuitant, including current employment, (ii) the annuity policy, and (iii) the nature of the claim and injuries sustained in connection with the structured settlement;
(2) a copy of the executed settlement agreement or judgment, if applicable; and (3) a copy of the executed annuity policy together with any qualified assignments. In certain circumstances Metropolitan waives certain of these submission requirements if, in its sole best judgment, it determines that the failure to have those documents would not impair the acquiring company's interest in the structured settlement. Upon submission of the file, the closing department will obtain a credit report regarding the annuitant and the most current credit rating of the annuity issuer. Furthermore, Metropolitan will conduct a Uniform Commercial Code ("UCC") search by county or state where applicable, on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

  When underwriting a structured settlement, Metropolitan will review the credit report, the annuitant's completed purchase application, the results of the UCC search, and the terms of the settlement and annuity policy, among other things. Metropolitan will not knowingly purchase settlements paid to a trust containing a spendthrift clause nor will it purchase settlements where the payments are the annuitant's sole source of income, where the loss of income would significantly damage the livelihood of the annuitant or where the payments are used exclusively for the payment of medical necessities. Metropolitan will not purchase payments from a minor without a court order approving the transaction or from annuitants who are currently members of the armed forces or from annuitants that do not otherwise have the legal capacity to contract without a court order. Metropolitan will not purchase settlements from annuitants that evidence a pattern of fraudulent behavior. In underwriting a structured settlement, Metropolitan will confirm that the settlement is not a workers compensation settlement agreement or retirement or pension benefit.

  In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize and a review of the credit rating of the insurance company or other entity making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a confirmation with the respective lottery commission of the prize winner's right to sell the prize and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, in order to sell a state lottery prize the winner must obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

 Other Receivables

  Metropolitan continually seeks opportunities in new Receivable markets. Metropolitan currently has Receivable programs involving the acquisition of conservation reclamation programs, farm subsidies and similar cash flows. These programs account for a minimal amount of Metropolitan's current and projected Receivable acquisition volume. However, Metropolitan always remains open to new opportunities that may arise for the acquisition of new types of Receivables.

YIELD AND DISCOUNT CONSIDERATIONS

  Metropolitan negotiates all Receivable acquisitions at prices calculated to provide a desired yield. Often this results in a purchase price less than the Receivable's unpaid balance, or less than its present value (assuming a fixed discount rate). The difference between the unpaid balance or present value and the purchase price is the "discount." The amount of the discount will vary in any given transaction depending upon the Consolidated Group's yield requirements at the time of the purchase. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor.

  For Receivables of all types, the discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual basis using the level yield (interest) method over the remaining contractual term of the Receivable.

  A greater effective yield can also be achieved through negotiating amendments to the Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments. As a result of these amendments, the cash flow may be extended, maintained or accelerated. Acceleration increases the yield realized on a Receivable purchased at a discount from its face value through accelerating recognition of the discount.

CURRENT MIX OF RECEIVABLE INVESTMENT HOLDINGS

  The Consolidated Group's investments in Receivables is concentrated in Receivables collateralized by first priority liens on single-family residential property. Management believes that this concentration in residential real estate presents a lower credit risk than a portfolio predominantly collateralized by commercial property or unimproved land. It also believes that much of the risk in the portfolio is further dissipated by the large number of relatively small Receivables, the geographic dispersion of the collateral and the collateral value to investment amount requirements.

  At the time of acquisition, the face value of Receivables collateralized by real estate generally range in size from approximately $15,000 to $300,000. During 1998, the average real estate Receivable balance at the time of acquisition by the Consolidated Group was approximately $58,000. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" under Item 8.

  Management continually monitors economic and demographic conditions throughout the country in an effort to avoid a concentration of its acquired real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

  The following charts present information regarding type of real estate collateral, geographical distribution and lien priority of the Consolidated Group's portfolio of outstanding real estate Receivables as of September 30, 1998.

PIE CHARTS SHOWING BREAKDOWNS OF RECEIVABLES BY TYPE, SECURITY POSITION, AND ASSET TYPE:

1. Distribution of Receivables By Collateral Type (September 30, 1998)

   Residential                                              74%
   Commercial                                               14%
   Farms, Land, Other                                       12%

2. Distribution of Receivables (collateralized by real estate) by Security Position (September 30, 1998)

   First Lien Position                                      99%
   Second Lien or Lower Position                             1%

3. Distribution of Assets as a Percentage of Total Assets

   Cash and Cash Equivalents                                 3%
   Securities Investments                                   13%

   Receivables Collateralized by Real Estate                50%
   Other Receivables (structured settlements, lotteries
     and annuities)                                         16%
   Real Estate Held                                          7%

   Deferred Costs                                            6%
   Other                                                     5%

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.


     GRAPH SHOWING MAP OF THE UNITED STATES AND DISTRIBUTION OF RECEIVABLE INVESTMENTS BY STATE:

This graph contains a map of the United States which identifies the percent of distribution by state of the principal amount of Receivable investments (collaterialized by real estate) as of September 30, 1998, for the states with 1% or more invested:

The following amounts are shown for the following states:

Washington........................  15%
California........................  12%
Texas.............................  10%
Arizona...........................   9%
Florida...........................   7%
Oregon............................   6%
New York..........................   5%
New Mexico........................   4%
Alaska............................   3%
Idaho.............................   3%
Colorado..........................   2%
Montana...........................   2%
Nevada............................   2%
Utah..............................   2%
Arkansas..........................   1%
Connecticut.......................   1%
Georgia...........................   1%
Hawaii............................   1%
Illinois..........................   1%
Indiana...........................   1%
Maryland..........................   1%
Massachusetts.....................   1%
Michigan..........................   1%
Minnesota.........................   1%
Missouri..........................   1%
New Jersey........................   1%
North Carolina....................   1%
Ohio..............................   1%
Oklahoma..........................   1%
Pennsylvania......................   1%
South Carolina....................   1%
Virginia..........................   1%


                       PERCENTAGE DISTRIBUTION BY STATE
     OF THE PRINCIPLE AMOUNT OF RECEIVABLES COLLATERALIZED BY REAL ESTATE
                           AS OF SEPTEMBER 30, 1998


               STATES NOT SHOWING A PERCENTAGE HAVE LESS THAN 1%

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                             LOANS ON REAL ESTATE
                              SEPTEMBER 30, 1998

  At September 30, 1998, the Consolidated Group held first priority liens associated with contracts and mortgage note receivables with a face value of approximately $615 million (99%) and second or lower priority liens of approximately $9 million (1%). Approximately 29% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 24% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 10% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 9% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 13% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables range principally from $15,000 to $300,000 with 96 real estate Receivables, aggregating approximately $53 million, in excess of this range. No individual contract or note is in excess of 0.4% of the total carrying value of real estate Receivables and less than 5% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 94% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 1998 is approximately 9.4%. Maturity dates range from 1998 to 2028.

                                      Interest     Carrying    Delinquent  Non Accrual  Number of
                          Number of     Rates     Amount of     Principal   Principal  Non Accrual
    Description          Receivables Principally Receivables     Amount      Amount    Receivables
    -----------          ----------- ----------- ------------  ----------- ----------- -----------
RESIDENTIAL
First Mortgage greater than
 $100,000...................      945       6-13%    $150,451,934  $ 7,589,733 $1,623,481       8
First Mortgage greater than
 $50,000....................     1984       6-13%     131,054,371    7,982,302        --       --
First Mortgage less than
 $50,000....................     7730       6-13%     173,825,947   10,109,264        --       --
Second or Lower greater than
 $100,000...................        4        8-9%         455,540          --         --       --
Second or Lower greater than
 $50,000....................       14       7-10%       1,047,682          --         --       --
Second or Lower less than
 $50,000....................      219       6-13%       3,328,275      151,457        --       --
COMMERCIAL
First Mortgage greater than
 $100,000...................      265       6-13%      57,868,536    3,405,491        --       --
First Mortgage greater than
 $50,000....................      250       6-13%      17,772,894      724,282        --       --
First Mortgage less than
 $50,000....................      364       6-13%       9,480,915      454,429        --       --
Second or Lower greater than
 $100,000...................        6       8-10%       2,292,282      177,947        --       --
Second or Lower greater than
 $50,000....................        7       9-12%         553,297          --         --       --
Second or Lower less than
 $50,000....................       16       8-12%         530,875          --         --       --
FARM, LAND AND OTHER
First Mortgage greater than
 $100,000...................      115       8-13%      22,834,543    1,496,631    224,068       1
First Mortgage greater than
 $50,000....................      181       6-13%      12,343,223      218,562        --       --
First Mortgage less than
 $50,000....................    3,123       6-13%      39,211,108    1,679,952        --       --
Second or Lower greater than
 $100,000...................      --          --%             --           --         --       --
Second or Lower greater than
 $50,000....................        3       8-10%         224,849          --         --       --
Second or Lower less than
 $50,000....................       20       8-12%         274,866        9,950        --       --
Unrealized discounts,
 net of unamortized
 acquisition costs, on
 Receivables purchased
 at a discount..............                          (19,729,926)
Accrued Interest
 Receivable.................                           10,357,112
                                                     ------------  ----------- ----------
CARRYING VALUE..............                         $614,178,323  $34,000,000 $1,847,549
                                                     ============  =========== ==========

  The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

  The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                          Residential  Commercial    Farm, Land,      Total
                           Principal    Principal  Other Principal  Principal
                          ------------ ----------- --------------- ------------
October 1998 September
 2001.................... $ 46,603,474 $13,932,981   $15,651,071   $ 76,187,526
October 2001 September
 2003....................   32,911,059   9,283,321     7,264,059     49,458,439
October 2003 September
 2005....................   31,569,559   8,913,569     7,920,438     48,403,566
October 2005 September
 2008....................   47,500,753  12,951,272     9,569,276     70,021,301
October 2008 September
 2013....................   73,473,113  17,654,657    13,190,462    104,318,232
October 2013 September
 2018....................   41,266,554   5,441,008     9,095,150     55,802,712
October 2018 Thereafter..  186,839,237  20,321,991    12,198,133    219,359,361
                          ------------ -----------   -----------   ------------
                          $460,163,749 $88,498,799   $74,888,589   $623,551,137
                          ============ ===========   ===========   ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                             LOANS ON REAL ESTATE
                              SEPTEMBER 30, 1997

  At September 30, 1997, the Consolidated Group held first priority liens associated with contracts and mortgage note receivables with a face value of approximately $520.6 million (99%) and second or lower priority liens of approximately $7.6 million (1%). Approximately 28% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 20% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 9% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 9% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 17% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables range principally from $15,000 to $300,000 with 56 real estate Receivables, aggregating approximately $34.7 million, in excess of this range. No individual contract or note is in excess of 0.5% of the total carrying value of real estate Receivables, and less than 4% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 89% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 1997 is approximately 9.4%. Maturity dates range from 1997 to 2027.

                                           Interest     Carrying    Delinquent  Non Accrual  Number of
                               Number of     Rates     Amount of     Principal   Principal  Non Accrual
    Description               Receivables Principally Receivables     Amount      Amount    Receivables
    -----------               ----------- ----------- ------------  ----------- ----------- -----------
RESIDENTIAL
First Mortgage greater than
 $100,000...................       509       6-13%    $ 78,734,868  $ 7,535,954 $1,506,750       9
First Mortgage greater than
 $50,000....................     1,580       6-13%     107,372,840    6,765,551        --       --
First Mortgage less than
 $50,000....................     8,687       6-13%     181,186,443   13,178,218        --       --
Second or Lower greater than
 $100,000...................         4       8-11%         659,050      156,878        --       --
Second or Lower greater than
 $50,000....................         7       7-12%         480,016       65,686        --       --
Second or Lower less than
 $50,000....................       220       6-13%       3,337,545       96,903        --       --
COMMERCIAL
First Mortgage greater than
 $100,000...................       209       6-13%      48,492,725    3,887,374    482,817       2
First Mortgage greater than
 $50,000....................       182       6-13%      13,199,135      677,704        --       --
First Mortgage less than
 $50,000....................       317       6-13%       7,917,653      262,922        --       --
Second or Lower greater than
 $100,000...................         4       5-11%       1,559,883          --         --       --
Second or Lower greater than
 $50,000....................         5       7-12%         407,624          --         --       --
Second or Lower less than
 $50,000....................        10       8-11%         303,122          --         --       --
FARM, LAND AND OTHER
First Mortgage greater than
 $100,000...................        84       8-15%      27,214,026    1,326,710        --       --
First Mortgage greater than
 $50,000....................       178       6-13%      11,513,233      313,881        --       --
First Mortgage less than
 $50,000....................     2,487       6-13%      45,195,703    1,620,079        --       --
Second or Lower greater than
 $100,000...................         1         14%         100,000      100,000        --       --
Second or Lower greater than
 $50,000....................         3       9-10%         227,634          --         --       --
Second or Lower less than
 $50,000....................        30       9-12%         306,057       12,140        --       --
Unrealized discounts,
 net of unamortized
 acquisition costs, on
 Receivables purchased
 at a discount..............                           (24,642,792)
Accrued Interest
 Receivable.................                             9,299,336
                                                      ------------  ----------- ----------
CARRYING VALUE..............                          $512,864,101  $36,000,000 $1,989,567
                                                      ============  =========== ==========

  The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

  The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                          Residential  Commercial    Farm, Land,      Total
                           Principal    Principal  Other Principal  Principal
                          ------------ ----------- --------------- ------------
October 1997 September
 2000.................... $ 40,400,913 $11,167,553   $22,990,756   $ 74,559,222
October 2000 September
 2002....................   33,771,278   9,163,174     9,742,636     52,677,088
October 2002 September
 2004....................   32,216,791   6,381,830     6,795,393     45,394,014
October 2004 September
 2007....................   46,889,093  11,374,072    12,310,724     70,573,889
October 2007 September
 2012....................   68,260,410  13,429,000    16,920,159     98,609,569
October 2012 September
 2017....................   44,494,614   5,288,840     6,384,637     56,168,091
October 2017 Thereafter..  105,737,663  15,075,673     9,412,348    130,225,684
                          ------------ -----------   -----------   ------------
                          $371,770,762 $71,880,142   $84,556,653   $528,207,557
                          ============ ===========   ===========   ============

  The following tables present certain statistical information regarding the Consolidated Group's Receivable investment activity during the three fiscal years ended September 30, 1998.

                                                        Year Ended or at
                                                         September 30,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                     (Dollars in Thousands)
DISCOUNTED REAL ESTATE RECEIVABLES PURCHASED
 DURING PERIOD
  Number.........................................     5,263     5,919     4,969
  Average Face Amount............................  $     58  $     51  $     52
  Face Amount....................................  $307,170  $300,450  $256,486
  Unrealized Discounts, Net of Acquisition Costs.   (11,208)  (16,918)  (24,718)
  Underlying Obligations Assumed(1)..............      (707)   (1,810)   (3,634)
                                                   --------  --------  --------
                                                   $295,255  $281,722  $228,134
                                                   ========  ========  ========
DISCOUNTED REAL ESTATE RECEIVABLES OUTSTANDING AT
 END OF PERIOD
  Number.........................................    11,468    10,733    13,358
  Face Amount....................................  $509,736  $442,958  $548,538
  Unrealized Discounts, Net of Unamortized
   Acquisition Costs.............................   (19,730)  (24,643)  (38,607)
                                                   --------  --------  --------
  Net Balance....................................  $490,006  $418,315  $509,931
                                                   --------  --------  --------
TOTAL REAL ESTATE RECEIVABLES OUTSTANDING AT END
 OF PERIOD(2)
  Number.........................................    15,246    14,517    20,573
                                                   --------  --------  --------
  Face Amount Discounted Receivables.............  $509,736  $442,958  $548,538
  Face Amount Originated Receivables.............   113,815    85,250   132,641
                                                   ========  ========  ========
  Total Outstanding Receivables..................   623,551   528,208   681,179
  Unrealized Discounts Net of Unamortized
   Acquisition Costs.............................   (19,730)  (24,643)  (38,607)
  Accrued Interest Receivable....................    10,357     9,299     8,361
                                                   --------  --------  --------
 Net Balance.....................................  $614,178  $512,864  $650,933
                                                   ========  ========  ========
Average Net Balance per Receivable (Excluding
 Accrued Interest)...............................  $   39.6  $   34.7  $   31.2
Average Annual Yield on Discounted and Originated
 Receivables(3)..................................      10.6%     11.5%     11.9%

--------
(1) Consisting of pre-existing first lien position Receivables which remain when the Consolidated Group invests in second lien position Receivables.

(2) Approximately 18% of the portfolio at September 30, 1998, 16% of the portfolio at September 30, 1997 and 19% of the portfolio at September 30, 1996 represented financing for resales of repossessed properties and other originated Receivables.

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

  At September 30, 1998, the average contractual interest rate on Receivables collateralized by real estate (weighted by principal balances) was approximately 9.4%.

SERVICING AND COLLECTION PROCEDURES, AND DELINQUENCY EXPERIENCE

  The servicing and collection of Receivables of all types owned by the Consolidated Group is performed by Metwest. Metwest also services the Receivables of Summit, Old Standard, and Old West, as well as Receivables sold through securitizations. Metwest uses a flexible computer software program, Sanchez, to monitor and service the Receivables. The Consolidated Group considers consistent and timely collection activity to be critical to successful servicing and minimization of foreclosure losses for its Receivables portfolio.

  Fees for providing servicing and collection services to Metropolitan and Western United had no impact on the results of operations of the Consolidated Group during fiscal 1998 as they are eliminated in the consolidated financial statements. Fees for providing servicing and collection services to the trusts holding securitized pools and to Summit, Old Standard and Old West were approximately $2,928,000, before deducting amortization and valuation of servicing rights of approximately $2,089,000, during fiscal 1998. These charges to parties outside the Consolidated Group provide an additional source of income to the Consolidated Group.

  The principal amount of Receivables collateralized by real estate held by the Consolidated Group (as a percentage of the total outstanding principal amount of Receivables) which was in arrears for more than ninety days at the end of the following fiscal years was:

      1998................................................................. 5.5%
      1997................................................................. 6.8%
      1996................................................................. 3.9%

  The real estate Receivables purchased or originated by the Consolidated Group are A-, B and C credit Receivables. Accordingly, in comparison to conventional "A" credit lenders, higher delinquency rates are expected which Management believes are generally offset by higher yields and the value of the underlying collateral. As a result, Management believes losses from resales of repossessed properties are generally lower than might otherwise be expected given the delinquency rates. In addition, the Consolidated Group is compensated for the risk associated with delinquencies through Receivable yields that are greater than those typically available through the conventional, "A", credit lending markets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision for Losses on Real Estate Assets" under Item 7.

  Once a real estate Receivable payment becomes five days delinquent, the Receivable is reported to a front-end collector who may place a collection call to the payor. Generally, if a payment becomes seven days past due, a late notice will automatically be sent to the payor notifying the payor of the delinquency and the applicable late charge. When 10 days delinquent, the Receivable will be assigned to a collector who will attempt to make verbal contact with the payor no later than the twenty-ninth day of delinquency. The collector works closely with a more senior collector in a team environment. If no satisfactory arrangement is made by the twenty-second day of delinquency a pre-litigation (demand) letter will be sent to the payor. Additionally at the thirtieth day of delinquency the senior collector for that team will attempt to make contact with the payor. If verbal contact or satisfactory arrangements are not made by the forty-fifth day, a decision matrix is used to determine whether to forward the file: (i) to the loan modification center for a workout solicitation or acceleration; (ii) to the foreclosure department; or (iii) to the pre-foreclosure committee for review to determine the best method for solving the delinquency (either through additional workout attempts or through foreclosure). Generally, for those loans for which verbal contact has been made, a collector will work with the borrower to bring the loan current, or refer the loan to the loan modification center for a work out.

  When a lottery, structured settlement, or annuity becomes delinquent, Metwest attempts to commence collection efforts within four days from a missed payment. Generally, these collection efforts consist of sending a letter to the Receivable seller and following up with telephone contact. If these steps have not resolved the delinquency, legal action to enforce payment is commenced within approximately two weeks from the date of delinquency.

ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS

  The Consolidated Group establishes an allowance for expected losses on real estate assets (both Receivables collateralized by real estate and repossessed real estate). This allowance is based upon a statistical valuation or traditional appraisal of the Consolidated Group's real estate holdings for each delinquent Receivable having a principal balance greater than $100,000. In addition, the Consolidated Group calculates an allowance for losses on delinquent Receivables having a principal balance below the $100,000 threshold based upon its historical loss experience. The Consolidated Group reviews the results of its resales of repossessed real estate to identify any market trends and to document the Group's historical experience on such sales. The Consolidated Group adjusts its allowance for losses requirement, as appropriate, based upon such observed trends in delinquencies and resales. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision for Losses on Real Estate Assets" under Item 7.

  The following table outlines the Consolidated Group's changes in the allowance for losses on real estate assets:

                                            1998         1997         1996
                                         -----------  -----------  -----------
    Beginning Balance..................  $12,327,098  $10,192,584  $ 8,116,065
    Provisions.........................    6,199,297    8,131,101    6,360,072
    Charge-Offs........................   (7,525,777)  (5,996,587)  (4,283,553)
                                         -----------  -----------  -----------
    Ending Balance.....................  $11,000,618  $12,327,098  $10,192,584
                                         ===========  ===========  ===========
    Percentage of Ending Balance of
     Allowances to Outstanding Real
     Estate Assets.....................          1.6%         2.1%         1.4%
                                         ===========  ===========  ===========
    Ratio of Net Charge-Offs to Average
     Real Estate Assets Outstanding
     During the Period.................          1.2%         0.9%         0.6%
                                         ===========  ===========  ===========

REPOSSESSIONS

  In the course of its Receivable investment activity, the Consolidated Group acquires various parcels of real estate as a result of foreclosures and/or voluntary repossessions. It is the Consolidated Group's general policy to attempt to resell such properties at the earliest possible time following its acquisition. Improvements are made to certain properties for the purpose of preservation or restoration to maximize the resale price. The marketing status of all properties is reviewed at least monthly by a committee which includes both sales personnel and management. Generally, repossessed properties are resold within one year from the date of repossession.

  The carrying value of a repossessed property is determined as of the date of repossession of the property. It is based on a statistical valuation, a price opinion from a broker and/or an appraisal by a licensed independent appraiser or by one of Metropolitan's licensed staff appraisers either at the time the Receivable was purchased or at the time the property was repossessed. The current market value of real estate owned having a remaining balance in excess of $300,000 will be re-determined if the most recent current market value determination is more than 24 months old. Real estate owned with an outstanding loan equity balance of $300,000 or less is not required to be re-determined provided management is satisfied as to the value of such property.

  The following table presents specific information about the Consolidated Group's repossessed properties with carrying values of $100,000 or more which were held at September 30, 1998 and/or September 30, 1997. The carrying values of certain properties may reflect additional costs incurred, such as taxes and improvements, when such costs are estimated to be recoverable from the sale of the repossessed property.

                          Carrying   Carrying        Market                Total
  Property Type/State      Value      Value          Value      Year of     Rent
        Location          9/30/97    9/30/98        9/30/98   Foreclosure Received
  -------------------    ---------- ----------     ---------- ----------- --------
Land, California........ $  117,000 $  117,000     $  130,000    1994     $
14 Unit Apartment Bldg,
 Washington.............    108,000    Sold      A               1996
House, California.......    270,000    Sold      B               1997
House, California.......    148,647    Sold      C               1997
House, California.......    133,200    Sold      D               1997
House, California.......    107,260    Sold      E               1997
House, Missouri.........    151,921    Sold      F               1997
House, New Jersey.......    132,715    Sold      G               1997
House, Nevada...........    147,723    Sold      H               1997
House, New York.........    167,495    Sold      I               1997
House, Oregon...........    180,000    178,200        198,000    1997
Motel, Pennsylvania.....    225,000    Sold      J               1997
Land, South Dakota......    468,238    Sold      K               1997
House, Texas............    419,679    Sold      L               1997
House, Texas............    134,567    Sold      M               1997
House, Texas............    107,100    Sold      N               1997
House, Washington.......    114,408    Sold      O               1997
House, New Jersey.......               102,051        113,390    1998
House, California.......               103,410        114,900    1998
House, Oregon...........               104,999        116,666    1998
Land, California........               107,672        119,635    1998
Land, Arizona...........               108,495        120,550    1998
Condo, Florida..........               116,100        129,000    1998
Land, California........               117,000        130,000    1998
RV Park, New Mexico.....               117,037        130,041    1998
House, California.......               121,908        135,454    1998
House, Idaho............               123,750        137,500    1998
House, Washington.......               131,563        146,182    1998
House, Texas............               134,910        149,900    1998
House, California.......               151,200        168,000    1998
House, California.......               153,607        170,674    1998
House, Oregon...........               178,200        198,000    1998
Commercial, New York....               209,295        232,550    1998       6,800
Commercial, New York....               218,633        242,925    1998       1,011
Commercial, Virginia....               224,100        249,000    1998
Commercial, Florida.....               241,711        268,568    1998
Land, Washington........               247,719        275,243    1998
Land, Florida...........               282,843        314,270    1998
House, California.......               290,156        322,395    1998
House, Pennsylvania.....               292,500        325,000    1998
Commercial, Washington..               517,505        575,006    1998      88,000
Commercial, California..               999,509      1,110,565    1998         869
                         ---------- ----------     ----------             -------
                         $3,132,952 $5,691,072     $6,323,414             $96,680
                         ========== ==========     ==========             =======

  The sales prices of the referenced properties were as follow:

                    $  125,400                                             A
                       300,000                                             B
                       149,500                                             C
                       149,000                                             D
                        97,000                                             E
                       200,000                                             F
                        95,000                                             G
                       110,000                                             H
                       181,300                                             I
                       250,000                                             J
                       590,000                                             K
                       480,000                                             L
                       180,000                                             M
                       122,500                                             N
                       143,772                                             O
                    ----------
                    $3,173,472
                    ==========

  For information regarding the Consolidated Group's activity in properties held for development, see "REAL ESTATE DEVELOPMENT. "

MANAGEMENT AND RECEIVABLE ACQUISITION SERVICES

  Metropolitan provides management and Receivable acquisition services to its subsidiaries and to Summit, Old Standard and Old West. The Receivable acquisitions satisfy underwriting and yield requirements established by the purchasing company. The difference between the yield requirement and the yield which Metropolitan actually negotiates is retained by Metropolitan as its compensation for providing acquisition services in all cases except with respect to Western United as of April 1, 1998.

  In the case of Western United, beginning in 1994 and ending March 31, 1998, the yield requirement established by Western United had been guaranteed by Metropolitan and an intercompany reserve was established to support the guarantee. Because of the guarantee and the corresponding decrease in risk, Western United's stated yield requirement was relatively lower than that required by Old Standard and Old West. The reserve established in 1998 on purchases of $122.0 million, including origination expenses, net of purchase discount was $4.89 million. Metropolitan remains liable to Western United for any losses in excess of the reserve. While this charge had the effect of reducing the Receivable yield of the insurance subsidiary, there was a corresponding positive effect on the fee earned by Metropolitan. With the elimination of these intercompany guarantees and yield adjustments in consolidation, the yields recognized by the Consolidated Group are the same as though there were no guarantee or yield adjustments. The guarantee by Metropolitan has been eliminated with respect to all Receivables sold to Western United after March 31, 1998.

  The excess yield retained by Metropolitan is amortized into Metropolitan's income over the same period and in the same amount as it is amortized into expenses by Western United. During 1998, 1997 and 1996, Metropolitan charged Western United fees of approximately $10.4 million, $20.1 million, and $29.4 million, respectively. The 1998, 1997, and 1996 charges were before loss reserves of $4.89 million, $9.53 million, and $12.54 million, respectively. Underwriting fees charged to Summit, Old Standard and Old West are recognized as revenues when the related fees are charged to those companies. During 1998, Metropolitan charged Summit, Old Standard and Old West fees of $268,000, $464,000 and $168,000, respectively. The service agreements with Western United have no effect upon the consolidated financial results of the Consolidated Group. The service agreements with companies outside the Consolidated Group, including Summit, Old Standard and Old West provide fee income to Metropolitan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

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

  Generally, a securitization involves the sale of certain specified Receivables to a bankruptcy remote single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. Typically the certificates consist of several different classes, which include classes of senior certificates, a class of residual interests certificates, and may also include intermediate classes of subordinated certificates. The rights of the senior certificate holders can be enhanced through several methods which include subordination of the rights of the subordinate and residual interests to receive distributions, or through the establishment of a reserve fund. In connection with securitizations, the senior certificates are sold to investors, which are generally institutional investors. The companies which sell their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies may also receive an interest in any unsold subordinate certificates and an interest in any residual interest. Such interests are generally apportioned based upon the respective companies contribution of Receivables to the pool of Receivables sold to the trust.

  Through September 30, 1998, the Consolidated Group (principally Metropolitan and Western United) has participated as a co-sponsor in four real estate Receivable securitizations with affiliates, Summit, Old Standard and Old West. The affiliates' percentage of each securitization has been less than approximately 10% in each transaction. In each securitization, Metropolitan has used either futures contracts or securities "short sales" to hedge or protect the profits for all or a portion of the transaction. The price to the affiliates at settlement for each securitization includes their proportionate share of hedging transactions related to each securitization. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 1" under Item 8.

  In the typical securitization structure, the Receivable payments are distributed first to the senior certificates, then to the subordinated certificates, if any, and finally to the residual interests. As a result, the residual interest is the interest first affected by any loss due to the failure of the Receivables to pay as scheduled. The holders of the residual interest value such interest in their respective financial statements based upon certain assumptions regarding anticipated losses and prepayments. To the extent actual prepayments and losses are greater or less than the assumptions, the companies holding the residual interests will experience a loss or gain.

  In the securitizations in which the Consolidated Group has participated, the rights of the senior certificate holders were enhanced through subordinating the rights of subordinate and residual interests to receive distributions with respect to the mortgage loans. The selling companies initially retained their respective residual interests. At September 30, 1998, the value of residual interests held by the Consolidated Group was $24.5 million.

  In addition to sales through securitizations, the Consolidated Group sells pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale.

  During the year ended September 30, 1998, the Consolidated Group sold portfolios of real estate Receivables through both direct sales and securitizations with proceeds of approximately $195.6 million and gains of $11.6 million. During that same period, the Consolidated Group sold other Receivables with proceeds of approximately $33.8 million and gains of $2.2 million.

  During the year ended September 30, 1997, the Consolidated Group sold portfolios of real estate Receivables through both direct sales and securitizations with proceeds of approximately $382.7 million and gains of $21.7 million. During that same period, the Consolidated Group sold other Receivables with proceeds of approximately $7.8 million and gains of $37,000.

  During the year ended September 30, 1996, the Consolidated Group sold portfolios of real estate Receivables through securitizations with proceeds of approximately $113.0 million and gains of $7.8 million. During that same period, the Consolidated Group sold other Receivables with proceeds of approximately $73.8 million and gains of $4.1 million.

  All lottery acquisitions are currently purchased by trusts which are owned by the company interested in acquiring the corresponding Receivables. These trusts are designed to facilitate any potential future resale of these assets.

                     LIFE INSURANCE AND ANNUITY OPERATIONS

INTRODUCTION

  One of the Consolidated Group's principal subsidiaries is Western United. Western United was incorporated in Washington State in 1963. As of September 30, 1998, Western United owned approximately $940 million in assets, or approximately 77% of the Consolidated Group's total assets. Based on its admitted statutory assets at December 31, 1997, Western United ranks sixth in size among the life insurance companies domiciled in the State of Washington.

  Western United markets its annuity and life insurance products through approximately 1,400 independent sales representatives under contract. These representatives may also sell life insurance and/or annuity products for other companies. Western United is licensed as an insurer in the States of Alaska, Arizona, Hawaii, Idaho, Indiana, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. During 1997 (the most recent year for which statistical information is available), Western United's annuity market share was 3.4%, ranking it fifth in production, in the six states in which approximately 85% of its annuity business was produced:
Washington, Oregon, Idaho, Montana, North Dakota and Utah.

  Management intends to expand the operations of Western United into other states as opportunities arise, which may include the acquisition of other existing insurance companies. Western United currently has insurance license applications pending in the States of New Mexico and Oklahoma.

  Western United is a member of the Insurance Market Standards Association, which is an association established to promote ethical insurance marketing standards among its members.

  Western United may invest up to 65% of its statutory assets in real estate related Receivables. The balance of Western United's investments are principally invested in government and investment-grade securities, but may be invested in a variety of other areas as permitted by applicable insurance regulations. See "SECURITIES INVESTMENTS" and "REGULATION."

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

ANNUITIES

  Western United has actively marketed single and flexible premium deferred annuities since 1980. During the past three calendar years, over 98% of Western United's direct premiums were derived from annuity sales.

  Western United's annuities also qualify as investments under several tax advantaged programs.

  Western United prices its new annuity products and renewals in order to achieve a positive spread between its annuity costs and available Receivable investments while also considering current annuity market rates of interest and competitive pressures. Flexible and single premium annuities are offered with surrender charges for periods varying from one year to ten years.

  Western United is currently developing several new annuity product types. One of the new products which has recently been developed and will be sold beginning early in fiscal 1999 is an equity-indexed annuity. The interest which is credited on this product will vary based upon how a selected equity index, the S&P 500R, performs. This product type is designed to meet the needs of investors who are reluctant to make long-term fixed interest annuity investments during the current economic period of relatively lower interest rates.

  At September 30, 1998, deferred policy acquisition costs were approximately 8.4% of life and annuity reserves. Increasing termination rates may have an adverse impact on Western United's earnings through requiring faster amortization of these costs. Management believes that this potentially adverse impact is mitigated by annuity interest spreads, which are anticipated to be about 200 basis points. This spread analysis is shown in the following table, which applies to the results of Western United during the past three calendar years, based on insurance regulatory report filings:

                                                                      Three Year
                                                    1997  1996  1995   Average
                                                    ----  ----  ----  ----------
Net Investment Earnings Rate....................... 7.71% 8.15% 8.30%    8.05%
Average Credited Interest Rate..................... 6.03% 6.03% 6.06%    6.04%
Spread............................................. 1.68% 2.12% 2.24%    2.01%

  During fiscal 1998, 1997, and 1996, amortization of deferred policy acquisition costs was $10.0 million, $9.4 million, and $9.1 million, respectively. All calculations have been reviewed by an actuary.

  Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves. For the calendar years 1997, 1996 and 1995, lapse rates were 16.9%, 14.7%, and 18.9%, respectively. Based upon results for the nine months ended September 30, 1998, lapse rates were 20.0%.

LIFE INSURANCE

  During the year ended September 30, 1998, approximately 2% of Western United's statutory direct premiums were derived from the sale of interest sensitive whole life insurance and term life insurance policies. As of September 30, 1998, the face amount of life insurance policies written and outstanding totaled $260,538,000, net of amounts ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience (i.e. the frequency of claims resulting from deaths of policyholders). Although Western United's mortality rates to date have been lower than expected, higher credited interest rates and higher issuing expenses combined with low volume have resulted in lower profits than those experienced with its annuity products.

  The following table sets forth certain key financial information regarding the Consolidated Group's life insurance subsidiary.

                                                 Year Ended at September 30,
                                                 ------------------------------
                                                   1998      1997       1996
                                                 --------  --------  ----------
                                                    (Dollars in Thousands)
Insurance In Force
  Individual Life..............................  $308,191  $330,205  $  354,371
  Less Ceded to other Companies................   (47,653)  (52,328)    (58,679)
                                                 --------  --------  ----------
                                                 $260,538  $277,877  $  295,692
                                                 ========  ========  ==========
Life Insurance Premiums........................  $  3,123  $  3,352  $    3,355
Less Ceded Premiums............................      (323)     (352)       (355)
                                                 --------  --------  ----------
Net Life Insurance Premiums....................  $  2,800  $  3,000  $    3,000
                                                 ========  ========  ==========
Net Investment Income..........................  $ 62,453  $ 65,760  $   65,561
                                                 ========  ========  ==========
Benefits, Claim Losses and Settlement Expenses.  $ 48,098  $ 50,455  $   48,301
                                                 ========  ========  ==========
Deferred Policy Acquisition Costs..............  $ 67,167  $ 69,730  $   71,933
                                                 ========  ========  ==========
Reserves for Future Policy Benefits, Losses,
 Claims and Loss Expenses......................  $800,849  $825,369  $  837,366
                                                 ========  ========  ==========
Total Assets...................................  $939,910  $953,249  $1,128,237
                                                 ========  ========  ==========
Capital and Surplus............................  $ 89,618  $ 86,230  $   81,606
                                                 ========  ========  ==========

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

 Annuity Reinsurance

  Western United has entered into two separate reinsurance agreements with Old Standard. The first of those two agreements became effective January 23, 1997 and was terminated with respect to additional premiums on September 30, 1997. Under this first agreement, Western United reinsured with Old Standard 75% of the risk on six different annuity products and the premiums ceded were approximately $28.0 million. Western United received ceding allowances equal to expected commission plus 1.0% of premium, which was approximately $1.6 million.

  The second of the two agreements became effective July 1, 1998 and remained in effect at September 30, 1998. Under this second agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products and the premiums ceded through September 30, 1998 were approximately $25.4 million. Western United received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $1.3 million through September 30, 1998.

  These agreements allow Western United to continue its market presence and relationship with its insurance agents while moderating its rate of growth. Under its contractual terms, the second agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $50 million will be ceded under this treaty during fiscal 1999. Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

 Life Policy Reinsurance

  Western United reinsured $47,653,000 of life insurance risk at September 30, 1998 which equaled all risk in excess of $100,000 on each whole life policy and all risk in excess of $50,000 on each term life policy. Life insurance in force at that time was $308,191,000. Western United is a party to seventeen separate reinsurance treaties with seven reinsurance companies. The largest treaty is with Lincoln National Life Insurance Company and provided, at September 30, 1998, approximately $23,217,000 of reinsurance coverage. The majority of the remaining coverage is with Business Mens Assurance Company of America and Phoenix Home Life Mutual Insurance Company. Total life policy reinsurance premiums paid by Western United during the fiscal year ended September 30, 1998 were approximately $323,000.

RESERVES

  Western United's reserves for both annuities and life insurance are actuarially determined and prescribed by its state of domicile and other states in which it does business through laws which are designed to protect annuity contract owners and policy owners. The amount of these reserves required for compliance with state law are reviewed by an actuary. These reserves are amounts which, at certain assumed rates, are calculated to be sufficient to meet Western United's future obligations under annuity contacts and life insurance policies currently in force. At September 30, 1998, such reserves were $800,849,000. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policy holders, duration of policies and variations in policy terms. Since such reserves are based on actuarial assumptions, no representation is made that ultimate liability will not exceed these reserves.

INSURANCE ACCOUNTING PRACTICES

  Western United is required to file statutory financial statements with its state of domicile, Washington. Accounting principles used to prepare its statutory financial statement differ from generally accepted accounting principles ("GAAP"). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 1998, 1997 and 1996, respectively, is as follows:

                                                1998        1997        1996
                                             ----------  ----------  ----------
Net Income--GAAP............................ $3,576,495  $4,051,900  $3,076,252
Adjustments to reconcile:
  Deferred policy acquisition costs.........  1,884,429     717,718    (774,906)
  State insurance guaranty fund.............   (168,840)    110,290     257,686
  Annuity reserves and benefits.............   (653,420) (2,714,024)   (304,688)
  Capital gains and IMR amortization........ (5,272,116)   (379,910)    336,258
  Allowance for losses......................  5,464,639   5,166,518   3,046,274
  Federal income taxes...................... (2,179,558)   (140,864)  1,587,522
  Other.....................................        --          --          (39)
                                             ----------  ----------  ----------
Net Income--Statutory....................... $2,651,629  $6,811,628  $7,224,359
                                             ==========  ==========  ==========

                            SECURITIES INVESTMENTS

  At September 30, 1998, 1997, and 1996, 80.3%, 84.5%, and 94.3%,
respectively, of the Consolidated Group's securities investments were held by Western United.

  The following table outlines the nature and carrying value of securities investments held by Western United at September 30, 1998:

                                     Available-   Held-to-
                           Trading    For-Sale    Maturity
                          Portfolio   Portfolio   Portfolio     Total     Percentage
                         ----------- ----------- ----------- ------------ ----------
                                           (Dollars in Thousands)
Total Amount............ $29,751,047 $21,184,034 $81,544,856 $132,479,937   100.0%
                         =========== =========== =========== ============   =====
% Invested in:
  Fixed Income.......... $29,751,047 $21,179,980 $81,544,856 $132,475,883   100.0%
  Equities..............         --        4,054         --         4,054     0.0%
                         ----------- ----------- ----------- ------------   -----
                         $29,751,047 $21,184,034 $81,544,856 $132,479,937   100.0%
                         =========== =========== =========== ============   =====
% Fixed Income:
  Taxable............... $29,751,047 $21,179,980 $81,544,856 $132,475,883   100.0%
  Non-taxable...........         --          --          --           --      0.0%
                         ----------- ----------- ----------- ------------   -----
                         $29,751,047 $21,179,980 $81,544,856 $132,475,883   100.0%
                         =========== =========== =========== ============   =====
% Taxable:
  Government/Agency..... $       --  $ 5,010,350 $47,006,308 $ 52,016,658    39.0%
  Corporate.............  29,751,047  16,169,630  34,538,548   80,459,225    61.0%
                         ----------- ----------- ----------- ------------   -----
                         $29,751,047 $21,179,980 $81,544,856 $132,475,883   100.0%
                         =========== =========== =========== ============   =====
% Corporate Bonds:
  AAA................... $ 6,381,738 $       --  $20,202,243 $ 26,583,981    33.0%
  AA....................         --          --      998,389      998,389     1.0%
  A.....................         --    8,418,990     997,436    9,416,426    12.0%
  BBB...................   9,242,814   4,219,789   1,998,950   15,461,553    19.0%
  Below Investment
   Grade................  14,126,495   3,530,851  10,341,530   27,998,876    35.0%
                         ----------- ----------- ----------- ------------   -----
                         $29,751,047 $16,169,630 $34,538,548 $ 80,459,225   100.0%
                         =========== =========== =========== ============   =====
% Corporate:
  Mortgage-backed....... $29,751,047 $ 2,960,124 $28,443,985 $ 61,155,156    76.0%
  Asset-backed..........         --    2,967,090   2,099,788    5,066,878     6.0%
  Finance...............         --    7,243,240   3,994,775   11,238,015    14.0%
  Industrial............         --    2,999,176         --     2,999,176     4.0%
  Utility...............         --          --          --           --      0.0%
                         ----------- ----------- ----------- ------------   -----
                         $29,751,047 $16,169,630 $34,538,548 $ 80,459,225   100.0%
                         =========== =========== =========== ============   =====

  Investments of Western United are subject to the direction and control of an investment committee appointed by its Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "REGULATION."

  Metropolitan is authorized by its Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At

September 30, 1998 and 1997, the Consolidated Group had no open hedging positions relative to hedging its securities portfolio, but did have outstanding hedging transactions relating to its securitizations.

  During the twelve month period ended September 30, 1995, the Consolidated Group engaged in hedging activities to protect a portion of its held-to-maturity securities portfolio from a potential increase in interest rates. The portfolio being protected by the hedge position generally improved in value due to a decrease in interest rates while the position in financial futures contracts declined in value by approximately $1.6 million. This loss is being amortized using the interest method over the remaining life of the securities which were being covered by the financial futures position, a total term of approximately eight years.

  The Consolidated Group purchases collateralized mortgage obligations ("CMO's") for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages (i.e., improving in value with falling interest rates and declining in value with rising interest rates). The Consolidated Group has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities. At September 30, 1998, the Consolidated Group was not a party to any derivative financial instruments relative to its CMO investment portfolio.

  At September 30, 1998, amounts in the trading portfolio on a consolidated basis, at market, were $55.9 million. At September 30, 1998, 1997 and 1996, amounts in the available-for-sale portfolio on a consolidated basis were $26.0 million, $36.6 million, and $38.6 million, respectively. The available-for-sale portfolio had net unrealized losses of approximately $496,000 at September 30, 1998, $759,000 at September 30, 1997, and $946,000 at September 30, 1996. In the held-to-maturity portfolio, net unrealized gains were approximately $3,359,000 at September 30, 1998, while net unrealized losses were approximately $1,019,000 at September 30, 1997, and $5,548,000 at September 30, 1996. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 2" under Item 8.

METHOD OF FINANCING

  The Consolidated Group finances its business operations and growth with collateralized lines of credit, the proceeds from the sale and securitization of Receivables, Receivable cash flows, the sale of life insurance and annuity products, the sale of debentures and preferred stock, the sale of real estate and securities portfolio earnings. In this regard, Metropolitan engages in a substantially continuous public offering of debt securities ("Debentures") and preferred stock while Western United markets annuities and life insurance policies. See "LIFE INSURANCE AND ANNUITY OPERATIONS."

  The following table presents information regarding the Debentures issued by the Consolidated Group:

                                                       As of September 30
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                     (Dollars in Thousands)
Principal Amount Outstanding...................... $175,273  $159,169  $163,034
Compound and Accrued Interest.....................   22,932    26,045    29,140
                                                   --------  --------  --------
TOTAL............................................. $198,205  $185,214  $192,174
                                                   ========  ========  ========
Weighted Average Interest Rate....................     7.96%     7.99%     8.18%
                                                   ========  ========  ========
Range of Interest Rates...........................    5%-11%    5%-11%    5%-11%
                                                   ========  ========  ========

  Substantially all of the Debentures outstanding at September 30, 1998 will mature during the five-year period ending September 30, 2003. Management expects to fund net retirements of Debentures maturing during that period with cash flow generated by Receivable investments, sales of real estate and issuances of securities. During the year ended September 30, 1998, approximately 66% of Metropolitan's Debentures were reinvested at maturity. Principal payments received from the Consolidated Group's Receivable portfolio and proceeds from sales of real estate and Receivables were as follows for the periods indicated:

      Fiscal 1998:................................................. $377,613,000
      Fiscal 1997:................................................. $511,692,000
      Fiscal 1996:................................................. $302,474,000

  Redemption of preferred stock exceeded issuances and reinvestments of dividends by $1,516,000 in 1998. Proceeds of preferred stock issuances less redemptions were $1,241,000 in 1997, and $1,765,000 in 1996. The liquidation preference of outstanding preferred stock at September 30, 1998 was $49,201,000. Preferred shareholders are entitled to monthly distributions at a variable rate based on the rates on various maturities of U.S. Treasury obligations. The average monthly distribution rate during fiscal 1998 was 7.29%. Preferred stock distributions paid by Metropolitan were $3,732,000 in 1998, $4,113,000 in 1997, and $3,868,000 in 1996.

  The following table summarizes Metropolitan's anticipated annual cash principal and interest obligations on Debentures, credit lines and other debt payable and anticipated annual cash dividend requirements on preferred stock for the indicated periods based on outstanding debt and securities at September 30, 1998, assuming no reinvestments of maturing Debentures:

   Fiscal Year
      Ending                                                  Credit Lines/  Preferred
    September                                                  Other Debt      Stock
       30,                                         Debentures    Payable    Dividends(1)  Total
   -----------                                     ---------- ------------- ------------ --------
                                                               (Dollars in Thousands)
     1999.......................................    $ 57,172    $125,679      $ 3,855    $186,706
     2000.......................................      52,328         424        3,855      56,607
     2001.......................................      10,919         226        3,855      15,000
     2002.......................................      42,015         307        3,855      46,177
     2003.......................................      49,838         198        3,855      53,891
                                                    --------    --------      -------    --------
                                                    $212,272    $126,834      $19,275    $358,381
                                                    ========    ========      =======    ========

--------
 (/1/Based)on an assumed dividend rate per annum of 7.8%.

  In addition to these contractual cash flow requirements, a certain amount of Western United's annuities may reprice annually which could cause termination of such annuities subject to a surrender charge. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/Liability Management" under Item 7. Management believes that cash flows will remain adequate during the next year to satisfy all obligations Metropolitan owes to holders of its securities.

  In addition to the above sources of funds, the Consolidated Group also obtains funds through the sale and repurchase of Receivables in accordance with a nonrecourse committed facility with NationsBanc Mortgage Capital Corporation ("NationsBanc"). Pursuant to the terms of the Facility, Metropolitan and Metwest may sell loans in an aggregate amount not to exceed $200 million from time to time to NationsBanc for an agreed upon advance rate and shall repurchase such receivables at a specified price on a specified date. The Facility matures on March 24, 1999, and accrues interest at LIBOR plus 1%. The amount advanced at September 30, 1998, of $118,342,972, including accrued interest at 6.625% per annum, is collateralized by real estate contracts and mortgage notes receivable held for sale with a carrying value of approximately $122,129,000.

                            REAL ESTATE DEVELOPMENT

LAWAI BEACH RESORT


 Description

  Metropolitan is the owner and developer of Lawai Beach Resort on the island of Kauai, Hawaii. Metropolitan also owns other condominium units adjoining the resort and another subsidiary, the Southshore Corporation, which owns a restaurant property adjacent to the Lawai Beach Resort.

  Lawai Beach Resort is located on 8.7 acres of deeded ocean-front property on the south shore of Kauai near the area known as Poipu Beach. It consists of three four-story buildings containing a total of 170 residential condominium units. Related amenities include swimming pools, tennis courts, a 180 car parking garage, exercise facilities and a sewage treatment plant. Construction costs were financed entirely with Metropolitan's internally generated funds and the property remains unencumbered by external debt. Metropolitan's total investment (carrying value) in Lawai Beach Resort as of September 30, 1998 was approximately $4,585,000.

  Additional properties owned by Metropolitan, all of which adjoin the Lawai Beach Resort, include 11 condominium units in the Prince Kuhio Condominiums with an aggregate carrying value of approximately $901,000 a four-plex condominium timeshare building with 3 weekly intervals remaining and a carrying value of approximately $12,000 and a restaurant site with a carrying value (land and building) of approximately $3,479,000 as of September 30, 1998. The restaurant is currently operated by Pacific Cafe. Rental income from the restaurant was approximately $367,000 in 1998.

 Marketing

  Metropolitan engaged an affiliate of the Shell Group, Chicago, Illinois, Shell-Lawai ("Shell"), to provide management services and sell timeshare units at Lawai Beach. In 1996, timeshare sales totaled approximately $22.8 million for monthly average sales of $1.9 million. In 1997, timeshare sales totaled approximately $13.8 million for monthly average sales of over $1.1 million. In 1998, timeshare sales totaled approximately $10.8 million for monthly average sales of over $0.9 million. Management believes that the sales decrease in 1998 and 1997 was primarily due to increased competition, principally due to the addition of several new time share resorts within the Poipu area of Kauai. Although there can be no assurance that sales will continue at the present pace, if the present pace does continue, the remaining approximately 480 timeshare interval weeks will be completely sold by approximately June of 1999.

 Additional Information

  The tables below set forth additional historical information about the timeshare sales and revenue of Lawai Beach Resort. It is Metropolitan's intention to sell the timeshares at favorable prices in order to convert the inventory into cash or other interest earning assets.

                                         For the Years Ended September 30,
                                       ---------------------------------------
                                          1998          1997          1996
                                       -----------  ------------  ------------
TIMESHARE SALES
  Number of Sales.....................         756           909         1,441
  Amount of Sales..................... $10,760,405  $ 13,837,687  $ 22,799,107
  Costs...............................  (3,696,622)   (3,930,281)   (8,051,102)
  Expenses............................  (6,799,648)  (11,116,543)  (15,480,230)
                                       -----------  ------------  ------------
  Profit(Loss)........................ $   264,135  $ (1,209,137) $   (732,225)
                                       ===========  ============  ============
WHOLEUNIT CONDOMINIUM SALES
  Number of Units.....................           4           --            --
  Amount of Sales..................... $   898,075  $        --   $        --
  Costs...............................    (655,039)          --            --
  Expenses............................         --
                                       -----------  ------------  ------------
  Operating Profit.................... $   243,036  $        --   $        --
                                       ===========  ============  ============

 Receivable Financing

  Most purchasers of timeshare weeks at Lawai Beach Resort finance a portion of the purchase price through Metropolitan, subject to approved credit. On September 29, 1997, Metropolitan sold approximately $29.7 million in time share Receivables, through a securitization. As of September 30, 1998, Metropolitan's outstanding Lawai Beach Resort timeshare Receivables balance was approximately $6.0 million. The loan delinquency rate (based on the principal balances of loans more than ninety days in arrears) on that date was approximately 15%.

SKIER'S EDGE RESORT

  As of October 1, 1997, Metropolitan owned approximately 127 timeshare use periods at Skier's Edge, a timeshare condominium located near Breckenridge, Colorado. All remaining timeshare use periods in the project were sold during 1998. Approximately 18 acres of undeveloped land adjoining the resort is currently listed for sale and has a carrying value of $160,000 as of September 30, 1998. Total sales for 1998 were approximately $608,000.

OTHER DEVELOPMENT PROPERTIES

  In addition to the resort properties described above, the Consolidated Group (principally Metropolitan) is engaged in the development of various other properties. These development properties were generally acquired in the ordinary course of business, generally through repossessions. In addition, the Consolidated Group may acquire property for development. These acquisitions may include properties adjoining properties presently owned by the Consolidated Group in order to enhance the value of the original parcel, or may include the acquisition of properties unrelated to existing holdings. The development or improvement of properties is undertaken for the purposes of enhancing values, to increase salability and to maximize profit potential.

  Substantially all of the Development activity is performed for the Consolidated Group by Summit Property Development, a subsidiary of Summit. During 1998, approximately $1.8 million in fees were paid to Summit Property Development for property development activities.

  Significant development property sales activities for 1998 and plans for 1999 are described below. There can be no assurance that the Consolidated Group will be successful in its 1999 development and sales plans and the Consolidated Group may modify its plans at its sole discretion.

THE LIBERTY LAKE PROPERTIES

  Located just east of Spokane, Washington near Liberty Lake, this land was acquired by Metropolitan between 1989 and 1997 primarily utilizing repossessed properties as consideration. During fiscal 1998, the property included one residential development parcel and one business parcel, which is described more fully below. The area where these parcels are located includes residential, commercial and industrial properties including a business park.

  Liberty Lake Center (formerly MeadowWood Business Park Phase II): Liberty Lake Center includes 17.12 acres of industrial-zoned property acquired by exchange in 1990. During June 1997, Metropolitan exercised its option to purchase 62.10 acres at $10,500 per acre. An additional 19.26 acres were purchased from Olivetti North America in December 1996. Also, 6.40 acres of former railroad right-of-way was purchased from Spokane County in 1996. This brings the total land area of Liberty Lake Center (excluding subsequently dedicated road right-of-ways) to 100.24 acres.

  A Final Binding Site Plan was filed on the property in July 1997. Three sales closed in fiscal 1998. WAM Enterprises purchased 3.42 acres for telemarketer Dakotah Direct, Inc. as a call center for $469,274. Doty/Scott Investments purchased 2.93 acres for a medical facility for $511,136 and purchased an additional 2.87 acres for $468,815. There currently is a sale pending for 5.13 acres to Fore Investments and a pending build-to-suit for

Bergen Brunswig Medical Corporation with an option to purchase additional acreage for a total of 6.45 acres. At September 30, 1998, the carrying value of the remaining property was $6,929,437. The undiscounted cash flow appraised value as of September 30, 1998 was $7,650,000.

  MeadowWood Residential: This residential parcel, The Glen, consisted of 37 acres of which 32 acres were sold in February, 1996 for $755,000. At September 30, 1998, Metropolitan's carrying value for the remaining five acres was $150,919 with a pending sale of $162,000 for the remaining 5 acre parcel.

THE SUMMIT PROPERTY

  This property consists of approximately 76.35 acres in downtown Spokane adjacent to the central business district and is located along the north bank of the Spokane River. It contains several parcels which were purchased between 1982 and 1996. The property is zoned for mixed use from medium density residential to office and retail. A final Environmental Impact Statement on the proposed project was published in 1993. The master plan and Shoreline Substantial Development Use Permit were approved by the City of Spokane in 1995. Demolition of several vacant buildings located on the property was completed in 1998. At September 30, 1998, the carrying value of the property was $12,242,862.

AIRWAY BUSINESS CENTRE

  Airway Business Centre (the "Center") consists of two phases of commercial/industrial-zoned property. The property is located in the City of Airway Heights, Washington approximately 10 miles west of downtown Spokane. The project is part of a 440 acre parcel originally purchased in 1979.

  Phase one of the Centre had a final binding site plan consisting of 13 lots with a total area of 47.24 acres, approved in 1994. The property has approximately one-quarter mile of frontage on U.S. Highway 2, a regional east/west transportation route. Current improvements to the property include the extension of private streets within the western portion of the project, a right-turn access off of Highway 2, utility extensions to serve interior parcels and a traffic signal at the project's main intersection.

  Genuine Parts Company purchased 1.15 acres for $157,000. There is a pending sale to Empire Ford Dealership for 10.43 acres for $950,000 and one to SLR Properties for .81 acres for $135,000. The carrying value of phase one as of September 30, 1998 was $2,560,309.

  Phase two of the Centre has a final binding site plan approved in 1997. This portion included the extension of two public streets to serve the project. A total of 45.19 acres of the project have an approved binding site plan, while
21.23 acres await city approval of further subdivision. The carrying value as of September 30, 1998 was $676,239. The carrying value for the entire project as of September 30, 1998 was $3,236,548.

SPOKANE VALLEY PLAZA

  The property is located near the Sullivan Road and Interstate 90 freeway interchange just east of Spokane and consists of 33 acres of land zoned for commercial use. The property was acquired in 1990 using repossessed property as consideration. County approval for a 348,000 square foot shopping center was received in 1991. During 1996, Metropolitan sold a 12.85 acre portion of this parcel to Wal-Mart for $2,798,351. As part of the consideration for the sale, Metropolitan entered into a co-development agreement to develop on-site infrastructure at a cost to Metropolitan of approximately $900,000. An additional 2.75 acres was sold to Toys R Us in June 1997. The sales price was $1,256,860. During 1998, the following contracts have been entered into with occupancy and closings to take place in fiscal 1999:

  Leases

  China King Buffet--8,040 square feet at $13.00 per square foot
  Corral West Ranchwear--7,080 square feet at $10.00 per square foot Michael's--23,462 square feet at $11.00 per square foot

  Purchases

  Farmers & Merchants Bank--18,357 square feet at $14.00 per square foot ($256,998)
  Vaughn/McGann (Arby's)--28,000 square feet at $18.00 per square foot
($504,000)

  The carrying value as of September 30, 1998 was $7,132,272. The appraised value of this property as of October 1, 1998 was $10,053,800.

BROADMOOR PARK (PASCO)

  This property, acquired through repossession in 1988, consists of 368 acres of land, at a freeway interchange in Pasco, Washington. The property was zoned in 1994 for mixed residential and commercial use. Water and sewer have been extended to the property. Access to the property has been improved by construction of interior roads.

  Broadmoor Park Outlet Mall: The Broadmoor Park Outlet Mall is 24.5 acres located on the north side of Interstate 182 freeway. The Mall is 107,000 square feet and over 86% leased as of September 30, 1998. The carrying value of the property as of September 30, 1998 is $9,961,064. The appraised value was $13,325,000 as of December 15, 1995. Lease payments from the initial tenants commenced in August, 1995. The mall generated approximately $695,000 of rental income in 1996, approximately $1,001,000 in 1997, and approximately $919,000 in 1998.

  Broadmoor Park General: The remaining 344 acres of Broadmoor Park is zoned for development as hotels, motels, fast food restaurants, gas stations, a variety of stores, and for development of both single and multi-family residential housing and civic uses. During March of 1998, Sandy Heights RV Park purchased 10.34 acres for $425,000 and a facility built for lease in 1997 for Dakotah Direct, a national telemarketing firm, was sold for $1,200,000. The carrying value as of September 30, 1998 was $7,959,386, including facilities built and held for lease. The appraised value as of September 30, 1998 was $12,795,000.

  Two new facilities were constructed on the property by Metropolitan in 1997, of which one facility was sold in 1998. The second facility was built for lease to Broadmoor RV and Truck Center. The project was completed and opened for business in June, 1997. Monthly lease payments are $10,000. Subsequently, Broadmoor RV and Truck Center leased 1.00 acre.

PUYALLUP

  This property is approximately 20 acres of land zoned for commercial and multi-family development in Puyallup, Pierce County, Washington and is located adjacent to a major shopping area. The marketability of this property is currently being impacted by sewer capacity issues. The city of Puyallup has indicated that the property can be fully served by city utilities by the fall of 1999. At September 30, 1998, the carrying value was $1,568,194. Its appraised value was $1,740,000 as of September 30, 1996. This property is currently under contract for a pending sale in the amount of $2,000,000 which is expected to occur in the first half of calendar year 1999.

EVERETT

  This property is a 98 acre parcel of land zoned for industrial use located adjacent to Boeing's Paine Field plant at Everett, Washington. Studies of utility services, access requirements and environmental issues are ongoing as are discussions with several parties to sell and/or jointly develop the property. At September 30, 1998, the carrying value of the property was $5,065,638. The appraised value was $7,635,000 as of September 30, 1996.

RENTON

  This property is approximately 35 acres. It is characterized by heavily vegetated terrain and is zoned for residential use. The City of Renton has annexed and rezoned the property increasing its density from just over

100 residential units to over 200 residential units. At September 30, 1998, the carrying value in the property was $3,232,970. The appraised value was $3,425,000 as of September 30, 1997.

  Risks associated with holding these properties for development include possible adverse changes in zoning and land use regulations and local economic changes, each of which could preclude development or resale. Because most of the properties are located in Washington State, which is currently experiencing relatively stable economic conditions, a regional economic downturn could have a material negative impact on Metropolitan's ability to timely develop and sell a significant portion of them.

  The appraised value of substantially unimproved land is subject to a number of assumptions. Actual sales results may differ substantially from such appraisals. There can be no assurance that the sales prices as indicated by the appraisals will be realized.

  The total development property sales was approximately $3.2 million during fiscal 1998.

  The following table presents additional information about the Consolidated Group's investments in and sales of real estate held for sale and development:

                                                     Year Ended or at
                                                       September 30,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                  (Dollars in Thousands)
REAL ESTATE HELD FOR SALES AND DEVELOPMENT
  Investment Property Held for Sale and
   Development................................ $  45,207  $  47,413  $  48,175
  Real Estate Acquired in Satisfaction of Debt
   and Foreclosures in Process................    44,507     34,389     36,158
                                               ---------  ---------  ---------
  Net Balance................................. $  89,714  $  81,802  $  84,333
                                               =========  =========  =========
SUMMARY OF CHANGES
  Balance at Beginning of Year................ $  81,802  $  84,333  $  91,105
  Additions and Improvements:
   Condominiums...............................     7,628     11,664     18,795
   Repossessed and Development Real Estate....    33,035     22,460     21,392
   Depreciation...............................    (2,171)    (4,986)    (3,048)
  Cost of Real Estate Sold:
   Condominium Units..........................   (11,756)   (16,028)   (23,531)
   Real Estate................................   (18,824)   (15,641)   (20,380)
                                               ---------  ---------  ---------
Balance at End of Year........................ $  89,714  $  81,802  $  84,333
                                               =========  =========  =========
GAIN (LOSS) ON SALE OF REAL ESTATE
  Condominiums:
   Sales...................................... $  12,267  $  14,719  $  22,799
   Unit Costs.................................    (4,608)    (4,486)    (8,051)
   Associated Selling Costs...................    (7,148)   (11,542)   (15,480)
                                               ---------  ---------  ---------
  Condominium-Gain (Loss).....................       511     (1,309)      (732)
                                               =========  =========  =========
  Real Estate:
   Sales......................................    20,011     16,701     22,849
   Equity Basis...............................   (18,824)   (15,641)   (20,380)
                                               ---------  ---------  ---------
   Real Estate-Gain...........................     1,187      1,060      2,469
                                               ---------  ---------  ---------
   Total Gain(Loss) on Sale of Real Estate.... $   1,698  $    (249) $   1,737
                                               =========  =========  =========

                                  COMPETITION

  The Consolidated Group competes with other financial institutions including various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. In the private secondary mortgage market, the largest single competitors are subsidiaries of much larger companies while the largest number of competitors are a multitude of individual investors. In all areas of Receivable acquisitions, the Consolidated Group competes with financial institutions, many of which are larger, have access to more resources and greater name recognition. Management believes the primary competitive factors are the amounts offered and paid to Receivable sellers and the speed in which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by the Consolidated Group include (i) its access to markets throughout the United States; (ii) Metropolitan's BrokerNet software; (iii) its flexibility in structuring Receivable acquisitions; (iv) its long history in the business; and (v) its in-house capabilities for processing and funding transactions. To the extent other competing Receivable investors may develop faster closing procedures, more flexible investment policies, or other attributes that are more desirable to Receivable sellers, they may experience a competitive advantage. Management believes the Consolidated Group to be one of the largest investors in such seller-financed Receivables in the United States.

  Metropolitan competes with other investors in its lottery, structured settlement and annuity acquisitions. Competitive forces have substantially decreased the yields available on new lottery acquisitions, structured settlements and annuities.

  Metwest competes with other lending institutions in its loan origination program, pool acquisition program and its correspondent lending program. The lending market is a multi-billion dollar market including competitors with vastly greater resources, economies of scale and name recognition. Metwest and Metropolitan believe that their flexible underwriting and pricing guidelines enhance their ability to compete in these markets. To date, Metwest's growth in these activities has been below projections. Management has implemented several new programs in an effort to expand these activities. See "RECEIVABLE INVESTMENTS." There can be no assurance that these programs will be successful in expanding these activities nor that they will be profitable if expanded.

  Metropolitan and Western United compete in the secondary market as sellers of pools of receivables (both direct sales and sales through securitization). This market is a multi-billion dollar market and includes competitors with access to greater resources, greater volumes and economies of scale, and better name recognition.

  Metropolitan's securities products face competition for investors from other securities issuers, many of which are much larger and have greater name recognition.

  The life insurance and annuity business is highly competitive. Western United competes with other financial institutions including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Western United's management believes that it is in an advantageous position in this regard because of its earning capability through investments in Receivables compared to that of most other life insurance companies. Western United has been assigned a rating of "B" ("Good") by A.M. Best Co., a nationally recognized insurance company rating organization. Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature, quality, and liquidity of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of policyholders and insurance agents.

                                  REGULATION

  The Consolidated Group is subject to laws of the State of Washington which regulate "debenture companies" because it obtains capital for its business activities, in part, through offerings of debt securities to residents of the State of Washington. These laws are collectively referred to as the Debenture Company Act of 1973, as amended (the "Act") and are administered by the Securities Division of the State Department of Financial Institutions (the "Department").

  Designed to protect the interests of investors, the Act limits the amount of debt securities that Metropolitan may issue by requiring that debenture companies maintain certain ratios of net worth to outstanding debt securities. The required ratio decreases as the amount of outstanding debt securities increases. The highest ratio of 20% must be maintained by debenture companies with $1,000,000 or less in debt securities outstanding, the ratio of 10% must be maintained by debenture companies with anywhere between $1,000,000 and $100,000,000 in debt securities outstanding and the lowest ratio of 5% must be maintained by debenture companies with debt securities outstanding exceeding $100,000,000. At September 30, 1998, Metropolitan's required net worth for this purpose was approximately $15,010,000, while its actual net worth (stockholders' equity) was approximately $58,757,000. The Act also requires that 50% of the required net worth amount be maintained in cash or other liquid assets.

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

  Metropolitan's aggregate principal amount of outstanding debentures, including accrued and compound interest, and its aggregate amount of preferred stock outstanding currently are limited to $250,000,000, by the terms of the securities sales permits issued by the Department pending improvement in Metropolitan's ratio of earnings to its fixed charges and preferred stock dividends. For the purposes of this calculation, the earnings of subsidiaries are excluded unless actually paid to Metropolitan as dividends. These limitations have restricted Metropolitan's ability to sell debentures and preferred stock during the period that will end January 31, 1999. It is expected, however, that Metropolitan will discuss with the Department an increase in the securities limitation during 1999. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Liquidity and Capital Resources" under Item 7.

  All areas of the Consolidated Group's Receivable acquisition and servicing activities are highly regulated by federal and state laws designed principally to protect the payor. Metwest's lending and servicing activities must comply with, among other regulations the Truth in Lending Act, the Real Estate Settlement Procedures Act, and Regulation X and Z promulgated by the Board of Governors of the Federal Reserve System. Metwest is licensed as an FHA/HUD servicer/lender and a Fannie Mae seller/servicer. As such, it must comply with applicable FHA, HUD, and Fannie Mae regulations and guidelines.

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

  Western United and Metropolitan are subject to the Insurance Holding Company Act as administered by the Office of the State Insurance Commissioner of the State of Washington. This act regulates transactions between insurance companies and their affiliates. It requires that Metropolitan provide notification to the Insurance Commissioner of certain transactions between the insurance company and its affiliates. In certain instances, the Commissioner's approval is required before a transaction with an affiliate can be consummated.

  Western United is subject to extensive regulation and supervision by the Office of the State Insurance Commissioner of the State of Washington as a Washington domiciled insurer, and to a lesser extent by all of the other states in which it operates. These regulations are directed toward supervision of such things as granting and revoking licenses to transact business on both the insurance company and agency levels, approving policy forms, setting dividend levels, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. Such regulations are intended to protect annuity contractholders and insurance policy owners rather than investors in an insurance company.

  All states in which Western United operates have laws requiring solvent life insurance companies to pay guaranty fund assessments to protect the interests of policyholders of insolvent life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurer engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset.

  The net amounts expensed by Western United for guaranty fund assessments and charged to operations for the years ended September 30, 1998, 1997, and 1996 were $149,000, $480,000, and $900,000, respectively. These estimates were based on information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1988 through 1996. Management does not believe that the amount of future assessments associated with known insolvencies after 1996 will be material to its financial condition or results of operations. During the year ended September 30, 1998, Western United reduced its total estimate of these future net losses by $320,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. During the year ended September 30, 1997, Western United reduced its estimate of these losses by $401,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. During the years ended September 30, 1996 and 1995, Western United did not make an adjustment based on updated information. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies. The amount of guaranty fund assessment that was originally accrued in 1993 has been recorded net of a 6.00% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $372,000 at September 30, 1998. At September 30, 1998, the discounted amount of estimated future guaranty fund assessments was approximately $3,565,000.

  Dividend restrictions are imposed by regulatory authorities on Western United. The unrestricted statutory surplus of Western United totaled approximately $7,738,000 as of September 30, 1998, $8,597,000 as of September 30, 1997, and $5,567,000 as of September 30, 1996. The principal reasons for the decrease in statutory surplus during 1998 was because the statutory net income of $2.6 million was offset by direct charges to surplus of $2.9 million for unrealized losses and $.05 million for an asset valuation reserve increase.

  For statutory purposes, Western United's capital and surplus and its ratio of capital and surplus to admitted assets were as follows for the dates indicated:

                                                            As of December
                                                 As of            31,
                                             September 30, -------------------
                                                 1998      1997   1996   1995
                                             ------------- -----  -----  -----
Capital and Surplus(Millions)...............     $50.9     $52.2  $50.1  $46.2
Ratio of Capital and Surplus to Admitted
 Assets.....................................       5.7%      5.6%   5.4%   5.3%

  Although the State of Washington requires only $4,000,000 in capital and surplus to conduct insurance business, Western United has attempted to maintain a capital and surplus ratio of at least 5% which management considers adequate for regulatory and rating purposes.

  In 1993, Washington State enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Western United's capital and surplus levels exceeded the calculated minimum requirements at its statutory reporting period ended December 31, 1997.

Item 2. Properties.

  On November 14, 1997, Metropolitan acquired an office building containing approximately 200,000 square feet located at 601 West First Avenue, Spokane, Washington, approximately three blocks from its previous headquarters. Metropolitan moved its headquarters to this building in fiscal 1998. Approximately 35% of the building is currently leased by other tenants.

Item 3. Legal Proceedings.

  There are no material legal proceedings or actions pending or threatened against Metropolitan or to which its property is subject.

Item 4. Submission Of Matters To A Vote Of Security Holders.

  None.

                                    PART II

Item 5. Market For The Registrant's Common Equity And Related Stockholder
Matters

  1. (a) Market Information: There is no market for the Registrant's common stock.

     (b) Holders: There were 5 holders of Common Stock as of September 30, 1998.

     (c) Dividends: The Registrant declared dividends on its Common Stock during
         the last two fiscal     years ending September 30, 1998 as follows:

              1998         1997
            --------       ----
            $156,489       $ 0

   At the date of this Form 10-K, the Registrant has made no determination as to the likelihood that it will or will not pay dividends on its Common Stock in the future.

  2. Recent Sales of Unregistered Securities: None.

Item 6. Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The consolidated financial data shown below as of September 30, 1998 and 1997 and for the years ended September 30, 1998, 1997 and 1996 (other than the ratio of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, Metropolitan's consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown as of September 30, 1996, 1995 and 1994 and for the years ended September 30, 1995 and 1994 have been derived from audited consolidated financial statements not included herein.

                                         Year Ended September 30,
                          ----------------------------------------------------------
                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
                             (Dollars in Thousands Except Per Share Amounts)
CONSOLIDATED STATEMENTS
 OF INCOME DATA:
Revenues................  $  155,955  $  155,135  $  156,672  $  138,107  $  138,186
                          ==========  ==========  ==========  ==========  ==========
Income before minority
 interest ..............  $   10,453  $    9,791  $    8,146  $    6,376  $    5,702
Income allocated to
 minority interests.....        (126)       (123)       (108)        (73)       (224)
                          ----------  ----------  ----------  ----------  ----------
Net income..............      10,327       9,668       8,038       6,303       5,478
Preferred stock
 dividends..............      (3,732)     (4,113)     (3,868)     (4,038)     (3,423)
                          ----------  ----------  ----------  ----------  ----------
Income applicable to
 Common stockholders....  $    6,595  $    5,555  $    4,170  $    2,265  $    2,055
                          ==========  ==========  ==========  ==========  ==========
Ratio of earnings to
 fixed charges..........        1.75        1.77        1.46        1.35        1.29
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends(2)...........        1.37        1.31        1.14        1.03        1.04
PER COMMON SHARE
 DATA(1):
Income applicable to
 common stockholders(3).  $   50,728  $   42,733  $   32,073  $   17,288  $   14,996
                          ==========  ==========  ==========  ==========  ==========
Weighted average number
 of common shares
 outstanding(1).........         130         130         130         131         137
                          ==========  ==========  ==========  ==========  ==========
Cash dividends per
 common share...........  $    1,200  $       --  $       --  $    3,800  $      675
                          ==========  ==========  ==========  ==========  ==========
CONSOLIDATED BALANCE
 SHEET DATA:
Total assets............  $1,226,665  $1,112,389  $1,282,659  $1,078,468  $1,063,290
Debentures, line of
 credit advances, other
 debt payable and
 securities sold, not
 owned..................     323,908     190,131     363,427     226,864     261,500
Stockholders' equity....      58,757      54,113      46,343      40,570      32,625

--------
(1) All information retroactively reflects the reverse common stock split of 2,250:1 which occurred during the fiscal year ended September 30, 1994.

(2) The consolidated ratio of earnings to fixed charges and preferred stock dividends was 1.37, 1.31, 1.14, 1.03, and 1.04 for the years ended September 30, 1998, 1997, 1996, 1995, and 1994, respectively.
    Assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments, the ratio of earnings to fixed charges and preferred dividends for Metropolitan alone was 1.10, 1.01, 1.11, 1.05, and 1.34 for the years ended September 30, 1998, 1997, 1996,
    1995, and 1994, respectively.

    The consolidated ratio of earnings to fixed charges excluding preferred stock dividends was as follows for the years ended September 30, 1998-- 1.75; 1997--1.77; 1996--1.46; 1995--1.35; and 1994--1.29. The ratio of earnings to fixed charges excluding preferred stock dividends for Metropolitan, assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments was 1.40, 1.36, 1.48, 1.40, and 1.36 for the years ended September 30, 1998, 1997, 1996, 1995, and 1994, respectively.

(3) Earnings per common share, basic and diluted, are computed by deducting preferred stock dividends from net income and dividing the result by the weighted average number of shares of common stock outstanding. There were no common stock equivalents or potentially dilutive securities outstanding during any year presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto for the three years ended September 30, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

  The Consolidated Group's net income after income taxes and minority interest was approximately $10.3 million for the fiscal year ended September 30, 1998 as compared to $9.7 million and $8.0 million for the comparable 1997 and 1996 periods, respectively. The increase in 1998 over 1997 was primarily attributable to a net increase of $623,000 in realized gains from sales of investments and Receivables, an increase of $1.9 million in gains from real estate sales, an increase of $2.1 million in fees, commissions, service and other income, and a decrease of $1.9 million in the provision for losses on real estate assets, being offset by a $727,000 decrease in net interest sensitive income and expense, an increase of $4.8 million in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization and an increase of $406,000 in income taxes and income allocated to minority stockholders. The increase in 1997 over 1996 was primarily attributable to a net increase of $9.3 million in realized gains from sales of investments and Receivables, an increase of $219,000 in net interest sensitive income and expense, an increase of $397,000 in fees, commissions, service and other income, being offset by a $2.0 million decrease in gains from real estate sales, an increase of $1.8 million in the provision for losses on real estate assets, an increase of $3.7 million in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization and an increase of $850,000 in income taxes and income allocated to minority stockholders.

  The Consolidated Group implements its primary investment goal to maximize its risk-adjusted rate of return by investing in non-conventional real estate Receivables. Non-conventional Receivables are typically Receivables not originated by a regulated financial institution and not underwritten to FNMA or FHA underwriting guidelines. Normally, either the borrower or the collateral will not meet sufficient FNMA or FHA underwriting guidelines to qualify for conventional financing and the seller will be required to provide the financing to complete the sale or the buyer or seller chose non-conventional financing. These "seller-financed Receivables" or "seller take-back Receivables" are the types of non-conventional Receivables normally acquired by the Consolidated Group. Because borrowers in this market may have blemished credit records and the Consolidated Group is not able to receive income/employment information, the Consolidated Group's underwriting practices focus more strongly on the collateral value as the ultimate source for repayment. In conjunction with its investment in non-conventional Receivables, while higher delinquency rates are expected, the Consolidated Group believes this risk is generally offset by the value of the underlying collateral relative to the Consolidated Group's investment therein and the superior yields over conventional financing.

  During the three-year period ended September 30, 1998, the Consolidated Group operated in an environment of downward fluctuations in interest rate levels with rates decreasing in 1998 after being relatively stable in 1997 and after trending upward in 1996 following a declining trend in late 1995. Over the three-year period, the general decrease in interest rate levels positively impacted earnings and increased the fair value of the portfolio of predominantly fixed rate investments. A portion of this improvement in value was recognized with the realization of gains from the sale of investment securities and Receivables of $21.8 million, $21.2 million, and $11.9 million in 1998, 1997 and 1996, respectively. The net effect of the sales was to recognize the present value of future income from the Receivables sold and to reduce future income to the extent that the proceeds from sales were invested at lower rates of return. For further information concerning the investment portfolio see "LIFE INSURANCE AND ANNUITY OPERATIONS" and "SECURITIES INVESTMENTS" under Item 1. The Receivable portfolio also experienced higher than normal prepayments during the periods of declining rates which increased income by triggering the recognition of unamortized discounts at an accelerated rate.

  During 1996, construction on a major timeshare development project in Kauai, Hawaii was completed. At completion, approximately $21.4 million had been invested in the final phase. The final phase consisted primarily of the Banyan building of which approximately 350 of the available 3050 timeshare weeks remained unsold at September 30, 1998. The sales price of each timeshare week is projected to range between $14,000 and $18,000 with an expected sellout of the remaining timeshare weeks by late 1999. See "REAL ESTATE DEVELOPMENT-- Lawai Beach Resort" under Item 1.

  Net income in 1998, 1997, 1996, 1995, and 1994 was sufficient to cover fixed charges including preferred stock dividend requirements. After considering the effects of potentially non-recurring income items such as the gains from sales of investments, Receivables and real estate, the 1998 income would have been insufficient to cover fixed charges by approximately $14.0 million. Additionally, the elimination of similar items in 1997, 1996 and 1995 would have resulted in insufficient earnings to cover fixed charges by approximately $13.0 million, $9.7 million, and $6.8 million, respectively. See "SELECTED CONSOLIDATED FINANCIAL DATA" under Item 6.

REVENUES AND EXPENSES

  Revenues for the Consolidated Group of $156.0 million for 1998 showed a $0.9 million increase from the $155.1 million reported in the prior year. Revenues of $155.1 million for the fiscal year ended September 30, 1997 showed a slight decrease from the $156.7 million reported for 1996. The increase in 1998 was primarily attributable to a $2.1 million increase in fees, commissions, service and other income, a $8.5 million increase in gains on investments and a $900,000 increase in real estate sales being offset by a decrease of $2.6 million from interest related revenues and a $7.9 million decrease in gains on sales of Receivables. The slight decrease in 1997 was primarily attributable to the $9.0 million increase in gains on sales of Receivables and the $3.0 million increase from interest related revenues being more than offset from the $14.2 million decrease in real estate sales revenues.

  Expenses of operation for the Consolidated Group were $140.0 million, $140.3 million, and $144.3 million for fiscal years ended September 30, 1998, 1997, and 1996, respectively. The slight decrease in expenses in 1998 over 1997 was primarily the result of a decrease of $2.4 million in the cost of insurance policy and annuity benefits, a decrease of $1.9 million in the provision for losses on real estate assets and a $1.1 million decrease in the cost of real estate sold being offset by increased salaries and benefits of $4.7 million and increased commissions to agents of $400,000. The decrease in expenses in 1997 over 1996 was primarily the result of a $12.2 million decrease in cost of real estate sold being only partially offset by an increase of $2.2 million in the cost of insurance policy and annuity benefits, an increase of $0.6 million in interest expense, an increase of $1.8 million in the provision for losses on real estate assets, and a $3.7 million increase in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization.

INTEREST SENSITIVE INCOME AND EXPENSE

  Management monitors interest sensitive income and expense as it manages the objectives for the financial results of operations. Interest sensitive income consists of interest on Receivables, earned discount on Receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

  The Consolidated Group is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. As with the impact on operations from changes in interest rates, the Consolidated Group's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group continually monitors the sensitivity of net income and NPV of its financial assets and liabilities to changes in interest rates.

  NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

  Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of debentures, and should be not relied upon as indicative of actual future results.

  The following table presents, as of September 30, 1998, the Consolidated Group's estimate of the change in the NPV of the financial assets and liabilities of the Consolidated Group if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See " Asset/Liability Management."

                                       Fair Value With Interest Rate Change
                         -----------------------------------------------------------------
                          Carrying     Fair     Decrease   Decrease   Increase   Increase
                          Amounts     Value        1%         2%         1%         2%
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash
 equivalents............ $   31,733 $   31,733 $   31,733 $   31,733 $   31,733 $   31,733
Investments.............    164,891    168,251    171,949    179,457    158,251    151,999
Real estate contracts
 and
 mortgage notes ........    603,821    649,258    671,754    695,685    628,083    608,128
Mortgage servicing
 rights.................      6,292      6,292      6,480      6,679      6,114      5,945
Other receivable
 investments............    200,774    213,277    224,710    237,040    202,666    192,808
                         ---------- ---------- ---------- ---------- ---------- ----------
                         $1,007,511 $1,068,811 $1,106,626 $1,150,594 $1,026,847 $  990,613
                         ========== ========== ========== ========== ========== ==========
FINANCIAL LIABILITIES:
Annuity reserves........ $  800,849   $800,849 $  827,885 $  856,203 $  775,028 $  750,359
Debentures payable......    195,470    200,884    197,919    200,412    193,063    190,697
Advances under line of
 credit.................    118,343    118,343    118,343    118,343    118,343    118,343
Debt payable............      7,255      7,305      7,346      7,438      7,166      7,078
                         ---------- ---------- ---------- ---------- ---------- ----------
                         $1,121,917 $1,127,381 $1,151,493 $1,182,390 $1,093,600 $1,066,474
                         ========== ========== ========== ========== ========== ==========

  Net interest sensitive income was $27.3 million for the fiscal year ended September 30, 1998. The comparable results for 1997 and 1996 were $28.0 million and $27.8 million, respectively. Interest rates for 1998 were relatively stable in the beginning of such fiscal year with rates declining as the fiscal year closed. Interest rates for 1997 were relatively stable with slightly increasing rates in the beginning of such fiscal year and declining rates as the fiscal year closed. Interest rates in 1996 remained relatively stable with slightly increasing rates as the fiscal year closed. Also contributing to the changes in net interest sensitive income was the capitalization of approximately $0.6 million, $0.5 million and $2.5 million for the years 1998, 1997 and 1996, respectively, of interest costs associated with various real estate development projects owned by the Consolidated Group.

  The calculations of present value have certain shortcomings. The discount rates utilized for Receivables and investment securities are based on estimated market interest rate levels of similar receivables and securities nationwide, with prepayment levels generally assumed based on global statistics. The unique characteristics of the Consolidated Group's Receivables and investment securities may not necessarily parallel those assumed in the model, and therefore, would likely result in different discount rates, prepayment experiences, and present values. The discount rates utilized for debentures, annuity reserves and debt payable are based upon valuable alternative types and sources of funds which are not necessarily indicative of the present value of such instruments. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments and assumes that the resulting cash flows are reinvested in financial instruments with virtually identical terms. The total measurement of the Consolidated Group's exposure to interest rate risk as presented in the above table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by the Consolidated Group designed to mitigate the effect on the value of, and the net earnings generated from, the Consolidated Group's net assets from any change in interest rates.

REAL ESTATE SALES

  The Consolidated Group is in the real estate market due primarily to its repossession of properties following Receivable defaults and its investment in a major timeshare development project in Kauai, Hawaii. See "REAL ESTATE DEVELOPMENT" under Item 1.

  At September 30, 1998, excluding timeshare development property, approximately 77% of real estate owned by the Consolidated Group is located in the Pacific Northwest (Alaska, Washington, Oregon, Idaho, Montana), which has experienced a stronger and more stable economy than many areas of the nation in the past several years. Consequently, management believes that the sale of these assets will be largely dependent on the attractiveness of the Pacific Northwest marketplace. Of the property owned in the Pacific Northwest, approximately $12.9 million is invested in commercial developments with approximately $46.4 million invested in undeveloped or partially developed land.

  The Consolidated Group is engaged in the development of various properties acquired in the course of its business through repossession or as investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase salability and to maximize profit potential.

  Real estate sales exceeded real estate costs by $1.7 million in 1998. Real estate costs exceeded real estate sales by $249,000 in 1997, while sales exceeded costs by $1.7 million in 1996. Included in these results are sales of timeshare units with a net gain of $0.5 million in 1998 and net losses of $1.3 million and $0.7 million in 1997 and 1996, respectively. Metropolitan has engaged an affiliate of the Shell Group, Chicago, Illinois, Shell-Lawai ("Shell") to provide management services and sell timeshare units at Lawai Beach. See "REAL ESTATE DEVELOPMENT--Lawai Beach Resort" under Item 1. This agreement provides for a fixed fee to Shell plus an incentive fee based upon future sales after a base amount of cash flow is generated by the property. Sales of timeshare units at Lawai Beach in 1998, 1997, and 1996 were approximately $10.8 million, $13.8 million, and $22.8 million, respectively.

  Real estate sales, including timeshare unit sales, totaled $32.3 million for 1998, $31.4 million for 1997, and $45.6 million for 1996. The Consolidated Group's total investment in repossessed real estate was $44.5 million at September 30, 1998, $34.4 million at September 30, 1997, and $36.2 million at September 30, 1996. The aggregate investment in real estate held for sale and development increased to $89.7 million at September 30, 1998 from $81.8 million at September 30, 1997 which decreased from $84.3 million at September 30, 1996. The increase from 1997 to 1998 is primarily attributable to the increased investment in repossessed real estate. The decrease from 1996 to 1997 is primarily attributable to the unit costs for sales in the timeshare project in Kauai, Hawaii. In addition to timeshare unit development, the Consolidated Group is in the general business of holding and developing property for sale. The largest investments in such activities at September 30, 1998 were a $12.2 million development located in downtown Spokane adjacent to the central business district and a $10.0 million factory outlet mall development located in Pasco, Washington. See "REAL ESTATE DEVELOPMENT--Other Development Properties" under Item 1.

  Gains or losses on real estate sold, excluding timeshare units, are a function of several factors. Management's experience with the most significant of these factors during the last three fiscal years is set forth below:

                                                          For the Fiscal Year
                                                          Ended September 30,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
Amount of delinquencies over three months at fiscal
 year end.............................................. $34,000 $36,000 $26,500
Amount of foreclosures during the fiscal year.......... $27,049 $14,977 $14,271
Amount of foreclosed real estate held for sale at
 fiscal year end....................................... $44,507 $34,389 $36,158
Gain on sale of real estate during the fiscal year..... $ 1,187 $ 1,060 $ 2,469

  The principal amount of Receivables in arrears for more than ninety days as of September 30, 1998, 1997 and 1996 was 5.5%, 6.8%, and 3.9%, respectively, stated as a percentage of the total outstanding principal amount of Receivables. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" under
Item 8. Improving the Consolidated Group's collection procedures, reducing delinquencies and reducing real estate held for sale and development, including repossessed property, continue to be ongoing goals of management.

  The decrease in delinquencies from 1997 to 1998 of approximately $2.0 million was primarily the result of an overall decrease in the general delinquency rate for all Receivables including timeshare Receivables. The increase of approximately $9.5 million from 1996 to 1997 was primarily the result of a higher delinquency rate on timeshare Receivables and an overall increase in the general delinquency rate for all Receivables. The Consolidated Group believes the allowance for real estate losses to be adequate, and accordingly the Consolidated Group has decreased the allowance for loss on real estate assets associated with Receivables from $9.5 million at September 30, 1997 to $8.7 million at September 30, 1998.

PROVISION FOR LOSSES ON REAL ESTATE ASSETS

  During the years ended September 30, 1998, 1997 and 1996, the Consolidated Group provided $6.2 million, $8.1 million, and $6.4 million, respectively, for losses on real estate assets. At September 30, 1998, 1997 and 1996, the Consolidated Group had aggregate allowances for losses on real estate assets of $11.0 million, $12.3 million, and $10.2 million, respectively, on real estate assets of $704 million, $595 million, and $735 million, respectively. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" and "--Note 6" under
Item 8.

NON-INTEREST INCOME AND EXPENSE

  Non-interest income, composed of "Fees, Commissions, Services, and Other Income" was $6.8 million for the fiscal year ended September 30, 1998, $4.7 million for the fiscal year ended September 30, 1997, and $4.3 million for the fiscal year ended September 30, 1996. Income sources include service fees and late charges in connection with Receivables, charges for loan servicing and other services provided to outside affiliated companies, and rents, commissions and other revenues primarily associated with the Lawai Beach Resort, Kauai, Hawaii. The increase from 1996 to 1997 and again from 1997 to 1998 was primarily attributable to additional fees associated with the retained servicing rights on the Receivable securitizations.

  Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision for losses on real estate assets. Non-interest expense was $35.5 million for the year ended September 30, 1998 compared to $30.6 million for the year ended September 30, 1997 and $26.9 million for the comparable period in 1996. The increase in non-interest expense of $4.9 million in 1998 over 1997 was primarily attributable to increased salaries and benefits of $4.7 million and increased commissions to agents of $0.4 million, being offset by a reduction of $0.2 million in other operating expenses. The increase in cost of $3.7 million in 1997 over 1996 was primarily attributable to an increase of $3.6 million in salaries and benefits and a decrease of $3.0 million in capitalized costs, net of amortization being only partially offset by a $2.8 million reduction in commissions to agents.

NET GAINS (LOSSES) ON INVESTMENTS AND RECEIVABLES

  The Consolidated Group invests in securities and Receivables as well as real estate investment properties. The Consolidated Group adopted SFAS No. 115 on September 30, 1993 and since that time has classified its investments in debt and equity securities as either "trading," "available-for-sale" or "held-to-maturity." From time to time, gains or losses are recognized on trading positions and securities classified as "available-for-sale" may be sold at a gain or a loss. Net gains from the mark-to-market adjustment of trading securities, including residual certificates and sale of investments were $8.0 million in 1998. Net losses from the sale and mark-to-market adjustment of investments were $0.5 million in 1997 and $0.8 million in 1996. See "SECURITIES

INVESTMENTS" under Item 1. The Consolidated Group purchases Receivables collateralized by real estate, lottery prizes structured settlements, and annuities. See "RECEIVABLE INVESTMENTS" under Item 1 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" and "--Note 7" under Item 8. Such assets are generated through the ongoing production operations of the Consolidated Group. At times, Receivables that have increased in value, primarily from a decreasing interest rate environment, or which exceed internal demand, may be remarketed either through whole loan sales or securitizations. See "RECEIVABLE INVESTMENTS--Receivable Sales" under Item 1. Net gains from the sale of Receivables were $13.8 million, $21.7 million, and $12.7 million for the fiscal years ended September 30, 1998, 1997, and 1996, respectively.

ASSET/LIABILITY MANAGEMENT

  The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature. Generally, the Consolidated Group's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments) reprice more slowly than the Consolidated Group's financial liabilities (primarily securities sold, not owned, debentures and annuities). In a rising rate environment, this mismatch will tend to reduce earnings, while in a falling rate environment, earnings will tend to increase. During fiscal 1999, approximately $329.5 million of interest sensitive assets are expected to reprice or mature. These assets consist of approximately $215.8 million of Receivables, $82.0 million of fixed income investments and $31.7 million of cash and cash equivalents. For liabilities, most of the balance of life insurance and annuity contracts may be repriced during 1999. Management estimates this amount at $591.1 million. In addition, approximately $50.5 million of debentures and $124.3 million of other debt, including line of credit advances, will mature or reprice during that period. At September 30, 1998, these estimates result in interest sensitive liabilities in excess of interest sensitive assets of approximately $436.4 million, or a ratio of interest sensitive liabilities to interest sensitive assets of approximately 233%.

  The Consolidated Group is able to manage this liability to asset mismatch of approximately 2.3:1 by the fact that approximately 76% of the interest sensitive liabilities are life insurance and annuity contracts which are subject to surrender charges. These contracts have surrender charges that apply for as long as nine years, but with decreasing amounts during such term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities are protected by surrender charges of approximately $9.3 million at September 30, 1998. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Consolidated Group has increased its ability to increase liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the securitization could be used to payoff maturing liabilities.

EFFECT OF INFLATION

  During the three-year period ended September 30, 1998, moderate inflation rates have had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to impact interest rates on both the Consolidated Group's assets and liabilities. See " Interest Sensitive Income and Expense." However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a slight decrease over the three-year period in the positive spread between the rate of return on interest earning assets less the cost of interest bearing liabilities. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations.

  Revenues from real estate sold are influenced in part by inflation, as real estate values have historically fluctuated with the rate of inflation. However, management is unable to quantify the effect of inflation in this respect with any degree of accuracy.

NEW ACCOUNTING RULES

  In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121") was issued. SFAS 121 requires certain long-lived assets, such as the Consolidated Group's real estate assets, be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. The Consolidated Group adopted this new standard on October 1, 1996. The adoption of SFAS 121 did not have a material effect on the consolidated financial statements.

  In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The application of the provisions of SFAS 125 effective January 1, 1997 did not have a material effect on the Consolidated Group's financial condition, results of operations or cash flows.

  In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") was issued. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The application of the provisions of SFAS 128 did not have a material effect on the Consolidated Group's presentation of earnings per share disclosures.

  In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Consolidated Group believes that the application of this Statement will not have a material effect on the presentation of its consolidated financial statements.

  In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131") was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Consolidated Group has not yet assessed the effect of the disclosures of its business segments.

  In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments (SOP 97-3). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The Consolidated Group does not believe that the application of SOP 97-3 will have a material effect on its consolidated financial statements.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software by identifying the characteristics of internal-use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Consolidated Group does not believe that the application of this Statement will have a material effect on its financial statements.

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all Derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application is encouraged as of the beginning of any fiscal quarter. The Consolidated Group has not yet determined the effect of SFAS 133 on its consolidated financial statements.

  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Banking Enterprise" which requires that after the securitzation of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Consolidated Group has not yet determined the effect of the application of this statement on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Consolidated Group's sources of liquidity are tied to its ability to renew, maintain or obtain additional sources of cash. The Consolidated Group has successfully met these requirements during the past three years and has continued to invest funds generated by operations, financing activities, Receivables and investments.

  Cash provided by operating activities was $22.5 million in 1998 and $185.9 million in 1996, while cash used in operating activities was $102.1 million in 1997. Cash utilized by the Consolidated Group in its investing activities was $111.6 million in 1998 and $186.7 million in 1996, while cash provided by its investing activities was $226.1 million in 1997. Cash provided by financing activities was $61.8 million in 1998 and $3.3 million in 1996, while cash utilized by the Consolidated Group in its financing activities was $100.3 million in 1997. These cash flows have resulted in year-end cash and cash equivalent balances of $31.7 million in 1998, $58.9 million in 1997, and $35.2 million in 1996. Cash and cash equivalents decreased by $27.2 million in 1998 over 1997. In 1998, Receivable acquisitions of $494.3 million, $17.0 million in acquisition and costs associated with real estate held for sale and development and $69.0 million used to fund life and annuity withdrawals less receipts were financed by proceeds from Receivable sales, securitizations and principal payments of $356.2 million, $61.6 million in proceeds from sales of real estate and from maturities and sales less purchases of investments, an increase in short-term borrowings of $120.9 million, $16.1 million in proceeds from the issuance of debenture bonds less repayments and other cash proceeds of $25.5 million from operating activities. Cash and cash equivalents increased by $23.7 million in 1997 over 1996. In 1997, Receivable acquisitions of $390.0 million, $22.8 million in acquisition and costs associated with real estate held for sale and development and $58.6 million used to fund life and annuity withdrawals less receipts were financed by proceeds from Receivable sales, securitizations and principal payments of $498.9 million, $9.4 million in proceeds from sales of real estate and from maturities and sales less purchases of investments and other cash proceeds of $30.5 million from operating activities. At September 30, 1998, management considers its cash and cash equivalent funds combined with its other sources of funds to be adequate to finance any required debt retirements or planned asset additions.

  The State of Washington regulates the total amount of debentures and preferred stock that Metropolitan can have outstanding. During the offering that became effective in Washington on February 26, 1998, Metropolitan was authorized to have no more than $250.0 million in outstanding debentures, including accrued and compounded interest, and outstanding preferred stock. See "REGULATION" under Item 1. At September 30, 1998, Metropolitan had total outstanding debentures of approximately $198.2 million and total outstanding preferred stock at liquidation value of approximately $49.2 million. During the three offerings which expired January 31, 1998, 1997 and 1996, the aggregate debenture and preferred stock permits varied from approximately $251-$296 million. These regulatory limitations did not cause any material adverse impact on liquidity during 1994 through 1998; however, Metropolitan did forego various investment opportunities which could have been made if they could have been funded by the additional sales of debentures and preferred stock.

  During 1999, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $186.7 million. During 1998, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables was $377.6 million. A decrease in the prepayment rate on these Receivables or the ability to sell or securitize Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

  The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale and securitization of Receivables. At September 30, 1998, cash or cash equivalents were $31.7 million, or 2.6% of total assets. As of September 30, 1998, the Consolidated Group had no cash or cash equivalents restricted from general corporate use. Including trading securities, securities that are available for sale and excluding restricted cash equivalents, total liquidity was approximately $114 million, $130 million, and $74 million as of September 30, 1998, 1997 and 1996, respectively, or 9.3%, 11.7%, and 5.8% of total assets, respectively.

  Access to new "capital markets" through Receivable securitizations has allowed the Consolidated Group to both increase liquidity and accelerate earnings through the gains recorded on the securitizations. The increased ability to improve liquidity will enable the Consolidated Group to accept certain asset/liability mismatches which have historically been beneficial to the Consolidated Group when they have been able to finance higher earning longer term assets with lower cost of funds associated with shorter term liabilities.

  For statutory purposes, Western United performs cash flow testing under seven different rate scenarios. The results of these tests are filed annually with the Insurance Commissioner of the State of Washington. At the end of calendar year 1997, the results of this cash flow testing process were satisfactory.

  Metropolitan alone used approximately $7.5 million in cash in operations in 1998. Investing activities used net cash of approximately $128.9 million. Funds provided included $241.9 million from proceeds from sales and principal payments of Receivables and real estate, $2.0 million from investment sales and maturities and $20.2 million from a reduction in investment and advances to subsidiaries. Funds used included $362.4 million for the purchase of Receivables, $17.9 million in capital expenditures, $0.9 million for the purchase of investments and $11.8 million in additions to real estate held. Net cash provided by financing activities in 1998 of $133.4 million included $65.0 million in new debenture sales and net borrowings of $122.5 million, which were offset by repayment of debentures of $48.9 million, redemption of preferred stock, net of new issuance, of $1.5 million and $3.9 million in dividend payments.

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

  Metropolitan alone generated approximately $20.8 million in cash from operations in 1996. Net cash of approximately $23.5 million was used in investing activities. Funds used included $32.2 million for the purchase of Receivables, $11.7 million for the purchase of investments and $17.2 million in additions to real estate held. An additional $16.3 million was used for investment in and advances to subsidiaries. Funds provided from investing activities included $24.3 from the sale of Receivables and $12.5 million of principal payments on such Receivables. Additional funds of $9.2 million from proceeds on sales of real estate and $9.1 million from the sale and maturities of investments were received. Net cash used in financing activities in 1996 of $8.4 million included $22.9 million repayment of debentures and $3.9 million in preferred dividend payments, which were offset by new debenture sales of $9.1 million, issuance of preferred stock, net of redemption, of $1.8 million and net borrowings from banks and others of $7.5 million.

  At September 30, 1998, Metropolitan had approximately $749,000 in construction commitments associated with its real estate development projects. Additionally, Metropolitan had no knowledge of any environmental liabilities associated with any of its real estate asset investments. During the year ended September 30, 1997, Metropolitan entered into an agreement to acquire a new corporate headquarters building in Spokane, Washington. The transaction, which closed in the first quarter of fiscal 1998, carried a purchase price of approximately $11.7 million. Additionally, the Consolidated Group incurred approximately $4 million in capital expenditures for renovation of the building in 1998.

  Management believes that cash flow generated from the Consolidated Group's operating activities and financing activities will be sufficient to conduct its business and meet its anticipated obligations as they mature during the next fiscal year. Metropolitan has never defaulted on any of its obligations since its founding in 1953.

YEAR 2000 DISCLOSURE

  The Consolidated Group is aware of the potential effect that the year 2000 and the new century may have on computer hardware, computer software and applications and embedded micro-controllers in non-computer equipment (collectively "Information Technology"). The problem is insuring that the Consolidated Group is "Year 2000 Compliant" meaning that the Information Technology is able to (i) process date and time data accurately and (ii) calculate, compare and sequence from, into and between the twentieth and twenty-first centuries, the years 1999, 2000 and leap years.

  The Consolidated Group and its affiliates share many software, hardware, facilities and other systems. Therefore, the Consolidated Group's Year 2000 efforts are a combined and coordinated effort among all companies within the Consolidated Group and its affiliates. The following are statements regarding the Year 2000 compliance of the Consolidated Group. The information below has not been independently verified by the Consolidated Group, other than statements relating to the Consolidated Group.

 State of Readiness

  The Consolidated Group has established a Year 2000 task force which has developed an action plan for addressing issues related to the Year 2000. Management currently contemplates that the plan, with the exception of the contingency plan, will be substantially completed by August 1, 1999. The contingency plan is expected to be substantially completed by December 1, 1999, but will continue to be revised thereafter as needed in order to maintain an effective contingency plan. The action plan includes the following phases:

  . Inventory--Identify all internal and external systems and services that may utilize date sensitive information.

  . Assessment--Determine whether each system or service meets the Consolidated Group's definition of Year 2000 Compliance and assess the potential business impact of non-compliance.

  . Renovation--Modify and/or replace any systems or services that do not satisfy the Consolidated Group's definition of Year 2000 Compliance.

  . Certification--Obtain certification that each system or service meets the definition of compliance.

  . Training--Develop and implement any training and procedural changes to ensure correct data-entry.

  .Contingency Planning--Develop and implement contingency plans against possible failures.

  The plan includes a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases have overlapping timelines and are therefore progressing simultaneously; therefore the status of progress on any particular phase is difficult to assess at any point in time. The Year 2000 task force generally meets weekly to coordinate its efforts as well as to monitor progress.

  The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group intends to engage a third party to provide an external evaluation of its Year 2000 action plan and the status of the preparations of the Consolidated Group at that time.

  The Consolidated Group has begun the testing of its internally developed and supported software applications, hardware and facilities systems. Testing to date has not produced any results which were not able to be resolved. The testing continues to be substantially on track with the Year 2000 action plan timeline.

  The Consolidated Group is requesting vendor documentation certifying Year 2000 compliance with respect to third party software applications, third party services, equipment and facilities related systems. Certain equipment and facilities systems which have been identified as higher priority are also being tested for compliance, where testing is possible. To date, the Consolidated Group has not received any indication from any third party that a mission critical system or service will not be able to be certified by them as Year 2000 compliant. The Year 2000 task force is monitoring and tracking projected certification dates from third party providers.

  The Consolidated Group has begun the development of a Year 2000 contingency plan to address potential Year 2000 related failures. There can be no assurance that this contingency plan, or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

 Expected Costs of Remediation

  Prior to fiscal 1998, the Consolidated Group did not track Year 2000 related costs. The Consolidated Group and its affiliates has developed a Year 2000 budget of approximately $1.3 million for the fiscal year commencing

October 1, 1998. Certain of these costs will be charged to or reimbursed by the affiliated companies, and certain of these costs will be paid by the Consolidated Group with respect to their respective costs associated with the Year 2000 action plan. The predominant components of both past and future costs consist of soft costs related to employee time and resource allocations rather than direct costs such as the acquisition of new software.

 Risks

  The Consolidated Group, as a financial institution, relies heavily upon computers and information technology systems to acquire, service and sell Receivables as well as for its securities and insurance sales activities. The Consolidated Group faces extensive Year 2000 related risks. The order within which these risks are presented is not intended as a prioritization of the potential risks nor an exhaustive identification of the risks. These risks include, but are not limited to the following:

  . unavailability of electrical power or telecommunication systems supplied by third parties;

  . inability of obligors on the Receivables to access their funds to make required payments;

  . inability of the mail systems or wire transfer systems performed by third parties to deliver such payments;

  .  inability of banks to process those payments;

  . failure of any of the software/hardware systems which the Consolidated Group uses to track insurance products, securities products or acquire, service and sell Receivables;

  . inability of the Consolidated Group to access its own funds or to make wire transfers or otherwise make payments on its obligations due to internal or third party (generally banking) system failures; and

  . inability of the Consolidated Group to process data accurately or timely for general business management purposes, regulatory reporting purposes or other purposes.

 Contingency Plans

  The Consolidated Group has commenced the development of a contingency plan but has not finalized such a plan to date. Development of contingency plans for mission critical items is the first and top priority of the contingency planning phase. Where appropriate and feasible, the plan will also address alternatives for internally developed systems as well as externally developed ones, and will include steps to implement transition to an alternative system. The plan will include trigger dates for implementing alternative solutions prior to the Year 2000, where system testing or third party documentation indicates that a system is not and will not be compliant. There can be no assurance that this contingency plan, or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

Item 7.A. Quantitative And Qualitative Disclosures About Market Risk

  For quantitative information about market risk of the Registrant, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Interest Sensitive Income and Expense" under Item 7.

  For qualitative information about market risk of the Registrant, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/Liability Management" under Item 7.

Item 8. Financial Statements And Supplementary Data

  The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F-1 of this Report for an index to the consolidated financial statements.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

  None.

                                   PART III

Item 10. Directors And Executive Officers Of Registrant

                                  MANAGEMENT

              Directors, Executive Officers and Certain Employees
              (Age Information Current as of September 30, 1998)

          Name           Age                           Position
          ----           ---                           --------
C. Paul Sandifur, Jr.*..  56 President, CEO and Chairman of the Board
Bruce J. Blohowiak*.....  44 Executive Vice President, Corporate Counsel And Director
Michael Kirk*...........  46 Senior Vice President/Production
Steven Crooks*..........  52 Vice President, Controller and Acting Chief Financial Officer
Jon McCreary............  30 Acting Treasurer
Reuel Swanson...........  59 Secretary and Director
John Van Engelen........  45 President, Western United
Cameron E. Williams**...     Chief Financial Officer
Irv Marcus..............  74 Director
Robert J. Thomson.......  30 Vice President--Operations
Charles H. Stolz........  90 Director
John Trimble............  68 Director
Harold Erfurth..........  81 Director
Neal Fosseen............  89 Honorary Director

--------
*  Member of Executive Committee
** Resigned before 1998 fiscal year end

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

  John Van Engelen joined Metropolitan's insurance subsidiary, Western United in 1984 as its underwriting manager, and shortly thereafter was appointed Vice President-Underwriting. From 1987-1994, he was the marketing manager. During 1994, he was appointed President. Prior to working for Western United, he had worked in the insurance industry and in corporate and public accounting. He holds the following certifications CPA, CFP, CLU, CHFC, FLMI.

  Robert J. Thomson joined Metropolitan in 1995 as Chief Auditor and, in addition, became its Compliance Officer in 1996. In 1997, Mr. Thomson was named Vice President--Operations and, as such, is responsible for overseeing the servicing and processing of the Receivables. Prior to joining Metropolitan, from 1991 through 1995, Mr. Thomson was an Assistant Vice President and Senior Examiner at West One Bancorp. Mr. Thomson is a licensed CPA and holds a B.A. in Accounting and Finance from the University of Idaho.

  Cameron E. Williams resigned as the Chief Financial Officer of Metropolitan before the 1998 fiscal year. He had previously been employed by Security Pacific Corporation as a Chief Financial and Administrative Officer.

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

  Neal Fosseen was elected Honorary Director of Metropolitan in 1995. As an Honorary Director, he is not entitled to vote at board meetings. Mr. Fosseen was mayor of Spokane from 1960-1967. He has over 30 years of experience in banking and finance.

Item 11. Executive Compensation

                            EXECUTIVE COMPENSATION

  The following table sets forth the aggregate compensation paid by Metropolitan during the fiscal years specified to its Chief Executive Officer and the other four most highly compensated executive officers. All other executive officers of Metropolitan received less than $100,000 in compensation during the year ended September 30, 1998. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash forms of remuneration except Metropolitan's 401(k) qualified retirement plan adopted as of January 1, 1992, which is available generally to all employees of Metropolitan, except as described below. See "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN

CONTROL ARRANGEMENTS." The 401(k) Plan provides for maximum annual company matching contributions equal to 3% of each participant's salary. As of September 30, 1998, Metropolitan had no stock option plans in effect.

                          SUMMARY COMPENSATION TABLE

                                                       (c)
                      (a)                       (b)   Salary         (d)
          Name and Principal Position           Year   ($)    Bonus/Commissions
          ---------------------------           ---- -------- -----------------
C. Paul Sandifur, Jr. ......................... 1998 $316,734
 Chief Executive Officer                        1997 $150,000
                                                1996 $147,145

Bruce Blohowiak................................ 1998 $171,250
 Executive Vice President, Chief Operations     1997 $126,667
 Officer and General Counsel                    1996 $105,000

Michael Kirk................................... 1998 $118,333     $ 65,557
 Senior Vice President-Production               1997 $ 85,000     $103,021
                                                1996 $ 85,000     $ 91,867

John Van Engelen............................... 1998 $121,678     $ 40,422
 President, Western United                      1997 $102,000     $ 39,581
                                                1996 $105,500     $ 19,747

Cameron E. Williams** ......................... 1998 $126,201
 Chief Financial Officer                        1997 $
                                                1996 $

--------
** Mr. Williams joined Metropolitan in 1998 and resigned prior to 1998 fiscal year end

                           COMPENSATION OF DIRECTORS

  Directors (including honorary Directors) of Metropolitan are paid $500 per meeting. There were seven such meetings during fiscal 1998.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                      AND CHANGE IN CONTROL ARRANGEMENTS

  Metropolitan has executed employment contracts with the following executive officers.

                                           Effective
  Name                                        Date      Term Ends   Compensation
  ----                                    ------------ ------------ ------------
Bruce Blohowiak.......................... June 1, 1997 May 31, 2002   $400,000
Jon McCreary............................. June 1, 1997 May 31, 2002   $250,000
Michael Kirk............................. June 1, 1997 May 31, 2002   $354,406
Cameron E. Williams**....................

--------
** Resigned prior to 1998 fiscal year end

  These agreements provide that should the officer continue employment for the designated term, the officer shall receive the designated compensation in a lump sum at the end of the term. The agreements include non-compete provisions and non-disclosure of trade secret provisions.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Metropolitan does not have a formal compensation committee of the Board of Directors. Executive Officer compensation is determined by C. Paul Sandifur, Jr., Bruce J. Blohowiak and/or the Human Resources Manager. There are no compensation committee interlocks between the above described individuals and another entity's compensation committee. None of the above described individuals serve as an executive officer of another entity outside the Consolidated Group. Mr. Sandifur is the sole shareholder of National Summit Corporation, which in turn owns Summit, Old Standard and Old West. The Consolidated Group engages in various transactions with these companies. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

                            OWNERSHIP OF MANAGEMENT

  The following table sets forth certain information as to each class of equity securities of Metropolitan and its subsidiaries beneficially owned by Metropolitan officers and directors as of September 30, 1998.

                                                         Number of
                                                           Shares
                                                        Beneficially
   Name                              Title of class        Owned      % of Class
   ----                          ---------------------- ------------  ----------
C. Paul Sandifur, Jr...........  Metropolitan Preferred
 601 West First Avenue            Stock, All Series            277        0.06%
 Spokane, WA 99201               Metropolitan Class A
                                  Common Stock             35.6925       27.37%
C. Paul Sandifur, Jr. .........  Metropolitan Class A
  Trustee(1)                      Common Stock             82.4667(1)    63.24%
 601 West First Avenue
 Spokane, WA 99201
Summit Securities, Inc.(2).....  Metropolitan Preferred
 601 West First Avenue            Stock, All Series        248,025(2)     5.30%
 Spokane, WA 99201               Metropolitan Class A
                                  Common Stock              9.2483(2)     7.09%
Irv Marcus.....................  Metropolitan Preferred
 601 West First Avenue            Stock, All Series            406        0.01%
 Spokane, WA 99201               Metropolitan Class A
                                  Common Stock              1.0000        0.77%
Bruce J. Blohowiak.............  Metropolitan Class A
 601 West First Avenue            Common Stock              2.0000        1.53%
 Spokane, WA 99201
Charles H. Stolz...............  Metropolitan Preferred
 601 West First Avenue            Stock, All Series         19,477        0.40%
 Spokane, WA 99201
All Officers and Directors as a
 group.........................  Metropolitan Preferred
                                  Stock, All Series        268,185        5.77%
                                  Metropolitan Class A
                                  Common Stock            130.4075      100.00%

--------
(1) C. Paul Sandifur, Jr. is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over these shares of stock. The trust beneficiaries are C. Paul Sandifur, Jr., Mary L. Sandifur and William F. Sandifur.

(2) Summit Securities, Inc. is a wholly owned subsidiary of National Summit Corp., a Delaware corporation, which is wholly owned by C. Paul Sandifur, Jr. As a result, Mr. Sandifur effectively has sole voting and investment control over these shares.

                            PRINCIPAL SHAREHOLDERS

  The following table sets forth information with respect to the beneficial owners of more than five percent of Metropolitan's voting stock as of September 30, 1998.

                                                    Shares of Class A
 Name and Address                                     Common Stock    % of Class
 ----------------                                   ----------------- ----------
C. Paul Sandifur, Jr...............................      35.6925        27.37%
 601 West First Avenue
 Spokane, WA 99201
C. Paul Sandifur, Jr...............................      82.4667        63.24%
 Trustee(1)
Summit Securities, Inc.............................       9.2483         7.09%
 601 West First Avenue
 Spokane, WA 99201

--------
(1) C. Paul Sandifur, Jr. is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over these shares of stock. The trust beneficiaries are C. Paul Sandifur, Jr., Mary L. Sandifur and William F. Sandifur.

Item 13. Certain Relationships And Related Transactions

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AND BETWEEN METROPOLITAN AND SUBSIDIARIES

  In the normal course of business, Metropolitan and its subsidiaries engage in intercompany transactions. All subsidiaries are wholly owned by Metropolitan except Western United, in which Metropolitan owns 24.5% directly and 96.5% indirectly. See "ORGANIZATIONAL CHART" under Item 1.

  During the three-year period ended September 30, 1998, Western United purchased some of its Receivables from Metropolitan at Metropolitan's cost. In these transactions, Western United paid Metropolitan $45,631,483 for Receivables with aggregate outstanding principal balances of $45,931,914.

  Metropolitan is compensated for Receivable acquisition services it provides to Western United. In 1998, 1997, and 1996, respectively, Metropolitan received Receivable acquisition compensation of $10.4 million, $20.1 million, and $29.4 million from Western United. The amounts for 1998, 1997 and 1996 are gross amounts before a loss reserve of $4.89 million in 1998, $9.53 million in 1997, and $12.54 million in 1996 which was provided by Metropolitan. The amounts of the Receivable acquisition compensation were determined based on the adjustment necessary to convert Receivables purchased by Western United utilizing Metropolitan's services to a defined fair market yield. The effect was to reduce Western United's effective yields on the purchased Receivables to approximately 8.1% in 1998, 8.5% in 1997, and 8.2% in 1996. Management believes the adjusted yields represent the yields which Western United could achieve by purchasing similar Receivables in arms-length transactions with unrelated vendors. In addition, Metropolitan charges Western United for management services,

Receivable collection services and rental of offices and equipment. These charges have no effect on the Consolidated Financial Statements, but create fee income for Metropolitan when presented alone. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 25" under Item 8.

  Metwest provides Receivable servicing and collection for Metropolitan and Western United. See "RECEIVABLE INVESTMENTS--Servicing and Collection Procedures, and Delinquency Experience" under Item 1.

  In the normal course of its business, Western United loans cash to Metropolitan and Metwest. These loans, when made, are generally collateralized by Receivables or real property. At September 30, 1998, there were $14.0 million in loans outstanding.

  From time to time, since December of 1979, Metropolitan has made loans to Consumers Group Holding Co. for purposes of increasing the capital and surplus of Consumers and Western United. As of September 30, 1998, these loans outstanding totaled $3,710,000 and currently bear no interest.

TRANSACTIONS WITH AFFILIATES

  In the normal course of business, Metropolitan engages in transactions with companies which were former subsidiaries and which are currently affiliated through the common control of C. Paul Sandifur, Jr.

  Metropolitan Investment Securities (MIS), a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. During the fiscal years ended September 30, 1998, 1997 and 1996, Metropolitan paid commissions to MIS in the amounts of $2,342,779, $1,151,637, and $203,946, on sales of debt securities in the amounts of $65,048,869, $38,510,520, and $9,125,303, respectively. During the fiscal years ended September 30, 1998, 1997 and 1996, Metropolitan paid commissions to MIS in the amounts of $0, $0, and $8,216, respectively. Additionally, in 1998, 1997 and 1996, Metropolitan paid commissions to MIS in the amounts of $105,296, $155,473, and $156,918 on sales of preferred stock through an in-house trading list.

  Metropolitan provides management and receivable acquisition services for a fee to Summit, Old Standard and Old West. During 1998, such fees were approximately $1.6 million. See "RECEIVABLE INVESTMENTS-- Management and Receivable Acquisition Services" under Item 1.

  Metwest provides Receivable collection services for a fee to Summit, Old Standard and Old West. During 1998, such fees were approximately $501,000. See "RECEIVABLE INVESTMENTS--Servicing and Collection Procedures, and Delinquency Experience" under Item 1.

  Management believes that the terms of the service agreements are at least as favorable as could have been obtained from non-affiliated parties.

  Western United has entered into two separate reinsurance agreements with Old Standard. The first of those two agreements became effective January 23, 1997 and was terminated with respect to additional premiums on September 30, 1997. Under this first agreement, Western reinsured with Old Standard 75% of the risk on six different annuity products and the premiums ceded were approximately $28.0 million. Western received ceding allowances equal to expected commission plus 1.0% of premium, which was approximately $1.6 million.

  The second of the two agreements became effective July 1, 1998 and remained in effect at September 30, 1998. Under this second agreement, Western reinsured with Old Standard 75% of the risk on 15 different annuity products and the premiums ceded through September 30, 1998 were approximately $25.4 million. Western received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $1.3 million through September 30, 1998.

  These agreements allow Western United to continue its market presence and relationship with its insurance agents while moderating its rate of growth. Under its contractual terms, the second agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $50 million will be ceded under this treaty during fiscal 1999. Western receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

  Metropolitan's and Western United's property development activities are provided by Summit Property Development. The Consolidated Group paid Summit Property Development $1.8 million in development fees during fiscal 1998. See "REAL ESTATE DEVELOPMENT" under Item 1.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) 1. Financial Statements

  Included in Part II, Item 8 of this report:

  Report of Independent Accountants
  Consolidated Balance Sheets at September 30, 1998 and 1997
  Consolidated Statements of Income for the Years Ended September 30, 1998, 1997, and l996
  Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997, and 1996
  Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997, and l996
  Notes to Consolidated Financial Statements

 (a) 2. Financial Statement Schedules

  Included in Part IV of this report:

  Report of Independent Accountants on Financial Statement Schedules

  Schedules Required by Article 7
    Schedule I--Summary of Investments other than Investments in Related
    Parties
    Schedule III--Supplementary Insurance Information
    Schedule IV--Supplementary Reinsurance Information
  Schedules Required by Article 5
    Schedule II--Valuation and Qualifying Accounts and Reserves
    Schedule IV--Loans on Real Estate

  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

 (a) 3. Exhibits

      3(a). Restated Articles of Incorporation, as amended, dated November 30,
            1987 (Incorporated by Reference to Exhibit 3(a) to Metropolitan's
            Annual Report on Form 10-K for fiscal 1987).
      3(b). Amendment to Articles of Incorporation dated November 5, 1991
            (Incorporated by Reference to Exhibit 3(c) to Registration No. 33-
            40220).
      3(c). Amendment to Articles of Incorporation dated September 20, 1992
            (Incorporated by Reference to Exhibit 3(c) to Metropolitan's Annual
            Report on Form 10-K for fiscal 1992).
      3(d). Restated Bylaws, as amended to December 26, 1995 (Incorporated by
            Reference to Exhibit 3(e) to Form 10-K for Period Ending September
            30, 1995).
      4(a). Indenture, dated as of July 6, 1979, between Metropolitan and
            Seattle-First National Bank, Trustee (Incorporated by Reference to
            Exhibit 3 to Metropolitan's Annual Report on Form 10-K for fiscal
            1979).
      4(b). First Supplemental Indenture, dated as of October 3, 1980, between
            Metropolitan and Seattle-First National Bank, Trustee (Incorporated by Reference to Exhibit 4 to Metropolitan's Annual Report on Form
            10-K for fiscal 1980).
      4(c). Second Supplemental Indenture, dated as of November 12, 1984, between Metropolitan and Seattle-First National Bank, Trustee
            (Incorporated by Reference to Exhibit 4(d) to Registration No. 2-
            95146).
      4(d). Third Supplemental Indenture, dated as of December 31, 1997, between Metropolitan and First Trust (Incorporated by Reference to
            Exhibit 4(d) to Metropolitan's Annual Report on Form 10-K for fiscal 1997).

 (a) 3. Exhibits--(cont"d)

        4(e). Amended Statement of Rights, Designations and Preferences of
              Variable Rate Preferred Stock, Series C (Incorporated by
              Reference to Exhibit 4(g) to Registration No. 33-2699).
        4(f). Statement of Rights, Designations and Preferences of Variable
              Rate Preferred Stock, Series D (Incorporated by Reference to
              Exhibit 4(a) to Registration No. 33-25702).
        4(g). Statement of Rights, Designations and Preferences of Variable
              Rate Preferred Stock, Series E-1 (incorporated by Reference to
              Exhibit 4(a) to Registration No. 33-19238).
        4(h). Amended Statement of Rights, Designations and Preferences of
              Variable Rate Preferred Stock, Series E-2 (Incorporated by
              Reference to Exhibit 4(a) to Registration No. 33-25702).
        4(i). Statement of Rights, Designations and Preferences of Variable
              Rate Preferred Stock, Series E-3 (Incorporated by Reference to
              Exhibit 4(a) to Registration No. 33-32586).
        4(j). Statement of Rights, Designations and Preference of Variable Rate
              Cumulative Preferred Stock, Series E-4 (Incorporated by Reference to Exhibit 4(h) to Registration No. 33-40221).
        4(k). Form of Statement of Rights, Designations and Preferences of
              Variable Rate Preferred Stock, Series E-5 (Incorporated by
              Reference to Exhibit 4(i) to Registration No. 33-57396).
        4(l). Statement of Rights, Designations and Preferences of Variable
              Rate Cumulative Preferred Stock, Series E-6 (Incorporated by
              Reference to Exhibit 4(l) to Registration No. 33-51905).
        4(m). Statement of Rights, Designations and Preferences of Variable
              Rate Cumulative Preferred Stock, Series E-7 (Incorporated by
              Reference to Exhibit 4(d) to Amendment 1 to Registration No. 333-
              19755).
           9. Irrevocable Trust Agreement (Incorporated by Reference to Exhibit
              9(b) to Registration No. 2-81359).
       10(a). Employment Agreement between Metropolitan Mortgage and Securities
              Co., Inc. and Bruce Blohowiak (Incorporated by Reference to
              Exhibit 10(a) to Metropolitan's Annual Report on Form 10-K for fiscal 1997).
       10(b). Employment Agreement between Metropolitan Mortgage and Securities
              Co., Inc. and Michael Kirk (Incorporated by Reference to Exhibit
              10(b) to Metropolitan's Annual Report on Form 10-K for fiscal
              1997).
       10(c). Employment Agreement between Metropolitan Mortgage and Securities
              Co., Inc. and Jon McCreary (Incorporated by Reference to Exhibit
              10(c) to Metropolitan's Annual Report on Form 10-K for fiscal
              1997).
      *10(d). Form of Reinsurance Agreement between Western United Life
              Assurance Company and Old Standard Life Insurance Company.
         *11. Statement indicating computation of earnings per common share.
         *12. Statement regarding computation of ratios.
          21. Subsidiaries of Registrant (Incorporated by Reference to Exhibit
              21 to Metropolitan's Annual Report on Form 10-K for fiscal 1997).
         *27. Financial Data Schedule.

--------
* Filed herewith.

 (b) Reports on Form 8-K

  Metropolitan did not file any Current Reports on Form 8-K for the fourth quarter of fiscal year 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Metropolitan Mortgage & Securities
                                           Co., Inc.

                                            /s/ C. Paul Sandifur, Jr.
                                          _______________________________
                                          C. Paul Sandifur, Jr., Chief
                                           Executive Officer

Date: January 13, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
    /s/ C. Paul Sandifur, Jr.                                       January 13, 1999
------------------------------------
       C. Paul Sandifur, Jr.         President, Director and
                                      Chief Executive Officer

      /s/ Bruce J. Blohowiak                                        January 13, 1999
------------------------------------
         Bruce J. Blohowiak          Chief Operating Officer,
                                      Executive Vice President
                                      and Director

        /s/ Steven Crooks                                           January 13, 1999
------------------------------------
           Steven Crooks             Controller and Vice
                                      President

        /s/ Reuel Swanson                                           January 13, 1999
------------------------------------
           Reuel Swanson             Secretary and Director


          /s/ Irv Marcus                                            January 13, 1999
------------------------------------
             Irv Marcus              Director


         /s/ Harold Erfurth                                         January 13, 1999
------------------------------------
           Harold Erfurth            Director


          /s/ John Trimble                                          January 13, 1999
------------------------------------
            John Trimble             Director


        /s/ Charles H. Stolz                                        January 13, 1999
------------------------------------
          Charles H. Stolz           Director

                   Index to Consolidated Financial Statements
                 Years Ended September 30, 1998, 1997 and 1996

                                                                          Page
                                                                        --------
Report of Independent Accountants......................................      F-2
Consolidated Balance Sheets............................................      F-3
Consolidated Statements of Income......................................      F-4
Consolidated Statements of Stockholders' Equity........................      F-5
Consolidated Statements of Cash Flows..................................      F-6
Notes to Consolidated Financial Statements............................. F-7-F-44

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Directors and Stockholders
Metropolitan Mortgage & Securities Co., Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries (the Company) as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1, the Company changed its methods of accounting for the transfer and servicing of financial assets in fiscal 1997 and impaired loans in fiscal 1996.

                                             /s/ PricewaterhouseCoopers LLP
                                          -------------------------------------
                                               PricewaterhouseCoopers LLP

November 20, 1998, except Note 24, as to which the date is December 29, 1998

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          September 30, 1998 and 1997

                                                     1998            1997
                                                --------------  --------------
Assets:
Cash and cash equivalents...................... $   31,733,362  $   58,924,958
Investments:
  Trading securities, at market................     55,865,875      34,477,091
  Available-for-sale securities, at market.....     25,988,789      36,621,351
  Held-to-maturity securities, at amortized
   cost........................................     83,036,525     113,730,535
  Accrued interest on investments..............      1,646,527       1,516,739
                                                --------------  --------------
    Total cash and investments.................    198,271,078     245,270,674
                                                --------------  --------------
Real estate contracts and mortgage notes
 receivable, net, including real estate
 contracts and mortgage notes receivable held
 for sale of approximately $159,855,000 in
 1998..........................................    614,178,323     512,864,101
Real estate held for sale and development,
 including foreclosed real estate received in
 satisfaction of debt of $44,506,871 and
 $34,388,973...................................     89,713,967      81,802,266
                                                --------------  --------------
    Total real estate assets...................    703,892,290     594,666,367
Less allowance for losses on real estate
 assets........................................    (11,000,618)    (12,327,098)
                                                --------------  --------------
    Net real estate assets.....................    692,891,672     582,339,269
                                                --------------  --------------
Other receivable investments, net..............    200,773,533     164,534,354
                                                --------------  --------------
Other assets:
  Deferred costs, net..........................     71,262,489      72,503,095
  Land, buildings and equipment, net...........     25,889,102       9,408,578
  Mortgage servicing rights, net...............      6,292,375       5,767,607
  Other assets, net............................     31,284,532      32,565,883
                                                --------------  --------------
    Total other assets.........................    134,728,498     120,245,163
                                                --------------  --------------
    Total assets............................... $1,226,664,781  $1,112,389,460
                                                ==============  ==============
Liabilities:
  Life insurance and annuity reserves.......... $  800,848,929  $  825,368,988
  Debenture bonds and accrued interest.........    198,205,294     185,213,688
  Advances under line of credit................    118,342,972
  Debt payable.................................      7,359,339       4,917,779
  Accounts payable and accrued expenses,
   including payable to affiliates.............     18,687,539      19,114,354
  Deferred income taxes........................     22,725,052      22,029,778
  Minority interest in consolidated
   subsidiaries................................      1,738,887       1,632,139
                                                --------------  --------------
    Total liabilities..........................  1,167,908,012   1,058,276,726
                                                --------------  --------------
Commitments and contingencies (Notes 5, 9, 11
 and 12)
Stockholders' equity:
  Preferred stock, (liquidation preference
   $49,200,583 and $50,729,084)................     19,454,071      20,954,141
  Subordinate preferred stock, no par Common
   stock, Class A, $2,250 par, 130 shares
   issued and outstanding......................        293,417         293,417
  Common stock, Class B, $2,250 par Additional
   paid-in capital.............................     18,580,051      18,596,231
  Retained earnings............................     21,109,849      14,536,114
  Net unrealized losses on investments.........       (680,619)       (267,169)
                                                --------------  --------------
    Total stockholders' equity.................     58,756,769      54,112,734
                                                --------------  --------------
    Total liabilities and stockholders' equity. $1,226,664,781  $1,112,389,460
                                                ==============  ==============

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             for the years ended September 30, 1998, 1997 and 1996

                                             1998         1997         1996
                                         ------------  -----------  -----------
Revenues:
  Insurance premiums...................  $  2,800,000  $ 3,000,000  $ 3,000,000
  Interest on receivables..............    50,997,190   55,645,799   58,529,828
  Earned discount on receivables.......    25,288,312   21,848,947   18,036,075
  Other investment income..............    15,937,128   17,323,222   15,291,496
  Real estate sales....................    32,277,672   31,419,810   45,648,264
  Fees, commissions, service and other
   income..............................     6,832,513    4,697,766    4,300,381
  Gains (losses) on investments, net...     8,000,392     (494,877)    (821,481)
  Gains on sales of receivables, net...    13,822,102   21,693,999   12,687,616
                                         ------------  -----------  -----------
    Total revenues.....................   155,955,309  155,134,666  156,672,179
                                         ------------  -----------  -----------
Expenses:
  Insurance policy and annuity
   benefits............................    48,098,422   50,454,970   48,301,010
  Interest, net........................    19,663,254   19,374,968   18,787,655
  Cost of real estate sold.............    30,579,511   31,669,166   43,910,654
  Provision for losses on real estate
   assets..............................     6,199,297    8,131,101    6,360,072
  Salaries and employee benefits.......    18,415,723   13,762,940   10,199,812
  Commissions to agents................     8,171,329    7,743,437   10,574,049
  Other operating and underwriting.....     6,337,089    6,932,014    6,958,938
  Amortization of deferred costs, net
   of costs capitalized (capitalized
   deferred costs, net of
   amortization).......................     2,562,817    2,202,882     (801,825)
                                         ------------  -----------  -----------
    Total expenses.....................   140,027,442  140,271,478  144,290,365
                                         ------------  -----------  -----------
Income before income taxes and minority
 interest..............................    15,927,867   14,863,188   12,381,814
Provision for income taxes.............    (5,475,416)  (5,072,512)  (4,235,469)
                                         ------------  -----------  -----------
Income before minority interest........    10,452,451    9,790,676    8,146,345
Income of consolidated subsidiaries
 allocated to minority stockholders....      (125,748)    (122,365)    (108,681)
                                         ------------  -----------  -----------
Net income.............................    10,326,703    9,668,311    8,037,664
Preferred stock dividends..............    (3,732,047)  (4,112,988)  (3,868,148)
                                         ------------  -----------  -----------
Income applicable to common
 stockholders..........................  $  6,594,656  $ 5,555,323  $ 4,169,516
                                         ============  ===========  ===========
Basic and diluted income per share
 applicable to common stockholders.....  $     50,728  $    42,733  $    32,073
                                         ============  ===========  ===========
Weighted average number of shares of
 common stock
 outstanding...........................           130          130          130
                                         ============  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             for the years ended September 30, 1998, 1997 and 1996

                                                Additional   Net Unrealized
                           Preferred    Common    Paid-in    Gains (Losses)  Retained
                             Stock      Stock     Capital    on Investments  Earnings
                          -----------  -------- -----------  -------------- -----------
Balance, September 30,
 1995...................  $21,627,106  $293,417 $14,917,782    $(829,417)   $ 4,561,554
Net income..............                                                      8,037,664
Net change in unrealized
 losses on available-
 for-sale securities,
 net of income tax
 benefit of $83,247.....                                        (161,606)
Cash dividends,
 preferred (variable
 rate)..................                                                     (3,868,148)
Redemption and
 retirement of preferred
 stock (32,330 shares)..     (323,301)              (47,433)
Sale of variable rate
 preferred stock, net
 (21,439 shares)........      214,393             1,921,321
                          -----------  -------- -----------    ---------    -----------
Balance, September 30,
 1996...................   21,518,198   293,417  16,791,670     (991,023)     8,731,070
Net income..............                                                      9,668,311
Net change in unrealized
 losses on available-
 for-sale securities,
 net of income tax
 provision of $372,891..                                         723,854
Cash dividends,
 preferred (variable
 rate)..................                                                     (4,112,988)
Redemption and
 retirement of preferred
 stock (78,635 shares)..     (786,346)             (196,043)
Sale of variable rate
 preferred stock, net
 (22,229 shares)........      222,289             2,000,604
Contingent sales price
 on subsidiary
 previously sold to
 related party..........                                                        249,721
                          -----------  -------- -----------    ---------    -----------
Balance, September 30,
 1997...................   20,954,141   293,417  18,596,231     (267,169)    14,536,114
Net income..............                                                     10,326,703
Net change in unrealized
 losses on available-
 for-sale securities,
 net of income tax
 benefit of $212,989....                                        (413,450)
Cash dividends, common
 ($1,200 per share).....                                                       (156,489)
Cash dividends,
 preferred (variable
 rate)..................                                                     (3,732,047)
Redemption and
 retirement of preferred
 stock (170,284 shares).   (1,702,843)           (1,841,144)
Sale of variable rate
 preferred stock, net
 (20,277 shares)........      202,773             1,824,964
Contingent sales price
 on subsidiary
 previously sold to
 related party..........                                                        135,568
                          -----------  -------- -----------    ---------    -----------
Balance, September 30,
 1998...................  $19,454,071  $293,417 $18,580,051    $(680,619)   $21,109,849
                          ===========  ======== ===========    =========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             for the years ended September 30, 1998, 1997 and 1996

                                        1998           1997           1996
                                    -------------  -------------  -------------
Cash flows from operating activi-
 ties:
 Net income.......................  $  10,326,703  $   9,668,311  $   8,037,664
 Adjustments to reconcile net in-
  come to net cash from operating
  activities:
   Proceeds from sales of trading
    securities....................      7,961,675        102,065     67,093,831
   Proceeds from maturities of
    trading securities............        907,206
   Acquisition of trading securi-
    ties..........................    (22,392,318)   (15,423,102)   (67,448,595)
   Gains on investments and re-
    ceivables, net................    (21,822,494)   (21,199,122)   (11,866,135)
   (Gains) losses on sales of real
    estate........................     (1,698,161)       249,356     (1,737,610)
   Provision for losses on real
    estate assets.................      6,199,297      8,131,101      6,360,072
   Provision for losses on other
    assets........................         72,000         42,995         70,500
   Depreciation and amortization..      4,496,663      6,738,395      4,617,664
   Minority interests.............        125,748        122,365        108,681
   Deferred income tax provision..        695,274      4,067,586      3,640,356
   Changes in assets and liabili-
    ties:
     Deferred costs, net..........      1,240,606      2,027,266         (8,558)
     Life insurance and annuity
      reserves....................     44,490,782     46,638,177     45,782,339
     Compound and accrued interest
      on debentures...............     (3,112,623)    (3,094,352)     4,642,760
     Securities sold, not owned...                  (132,652,334)   132,652,334
     Other, net...................     (4,947,820)    (7,536,786)    (6,089,670)
                                    -------------  -------------  -------------
      Net cash from operating ac-
       tivities...................     22,542,538   (102,118,079)   185,855,633
                                    -------------  -------------  -------------
Cash flows from investing activi-
 ties:
 Change in restricted cash and
  cash equivalents................                   132,652,334   (132,652,334)
 Principal payments on real estate
  contracts and mortgage notes re-
  ceivable........................    113,702,441    100,359,493    107,702,333
 Principal payments on other re-
  ceivable investments............     13,099,743      8,090,734      6,049,097
 Proceeds from sales of real es-
  tate contracts and mortgage
  notes receivable and other re-
  ceivable investments............    229,397,266    390,425,927    182,177,259
 Acquisition of real estate con-
  tracts and mortgage notes re-
  ceivable........................   (413,325,154)  (317,169,828)  (282,313,300)
 Acquisition of other receivable
  investments.....................    (80,961,649)   (72,853,425)   (99,804,805)
 Proceeds from sales of real es-
  tate............................     21,413,545     12,815,547      6,545,323
 Proceeds from maturities of held-
  to-maturity investments.........     30,530,666     10,919,094      2,598,081
 Proceeds from maturities of
  available-for-sale investments..      8,752,353     12,222,624     37,496,910
 Purchases of held-to-maturity in-
  vestments.......................                       (99,625)   (12,181,445)
 Proceeds from sales of available-
  for-sale investments............      1,769,954     22,556,364     31,686,315
 Purchases of available-for-sale
  investments.....................       (888,713)   (49,021,401)    (4,138,391)
 Purchases of and costs associated
  with real estate held for sale
  and development.................    (17,031,884)   (22,765,164)   (28,499,006)
 Capital expenditures.............    (18,039,964)    (1,989,246)    (1,369,802)
                                    -------------  -------------  -------------
      Net cash from investing ac-
       tivities...................   (111,581,396)   226,143,428   (186,703,765)
                                    -------------  -------------  -------------
Cash flows from financing activi-
 ties:
 Increase (decrease) in
  borrowings......................  $ 120,899,347  $ (32,588,375) $  11,353,125
 Repayments of debt payable.......       (876,255)    (2,614,991)    (2,060,440)
 Receipts from life and annuity
  products........................     88,921,513     88,267,227    112,894,347
 Withdrawals of life and annuity
  products........................   (135,346,826)  (119,212,557)  (103,026,731)
 Ceding of life and annuity prod-
  ucts to reinsurers..............    (22,585,528)   (27,689,967)
 Issuance of debenture bonds......     65,048,869     38,510,520      9,125,303
 Repayment of debenture bonds.....    (48,944,640)   (42,376,231)   (22,906,185)
 Issuance of preferred stock......      2,027,737      2,222,893      2,135,714
 Redemption and retirement of pre-
  ferred stock....................     (3,543,987)      (982,389)      (370,734)
 Cash dividends...................     (3,888,536)    (4,112,988)    (3,868,148)
 Receipt of contingent sale price
  for subsidiary sold to related
  party...........................        135,568        249,721
                                    -------------  -------------  -------------
      Net cash from financing ac-
       tivities...................     61,847,262   (100,327,137)     3,276,251
                                    -------------  -------------  -------------
Net change in cash and cash equiv-
 alents...........................    (27,191,596)    23,698,212      2,428,119
Cash and cash equivalents:
 Beginning of year................     58,924,958     35,226,746     32,798,627
                                    -------------  -------------  -------------
 End of year......................  $  31,733,362  $  58,924,958  $  35,226,746
                                    =============  =============  =============

See Note 19 for supplemental cash flow information.

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             for the years ended September 30, 1998, 1997 and 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Business and Organization

  Metropolitan Mortgage & Securities Co., Inc. (the Company and Metropolitan) was incorporated in the state of Washington in 1953.

  Metropolitan engages, nationwide, in the business of acquiring, holding, selling, originating and servicing receivables. These receivables include real estate contracts and mortgage notes collateralized by first position liens on residential real estate. Metropolitan also invests in receivables consisting of real estate contracts and mortgage notes collateralized by second and lower position liens, structured settlements, annuities, lottery prizes and other investments. The receivables collateralized by real estate are typically non-conventional because they are originated as the result of seller financing or they are originated by lenders who specialize in borrowers with impaired credit histories or non-conventional properties. In addition to receivables, the Company invests in U.S. Treasury obligations, corporate bonds and other securities.

  The Company invests in receivables and securities using funds generated from the sale and securitization of receivables, collateralized borrowings, receivable cash flows, the sale of annuities, debentures and preferred stock, the sale of real estate and securities portfolio earnings.

  Metropolitan provides receivable acquisition, management and collection services, for a fee, to its subsidiaries and affiliates.

  Metropolitan owns various properties acquired through repossession and other sources. These properties are held for sale and/or development.

  Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through common stock ownership and voting control.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Metropolitan Mortgage & Securities Co., Inc. and its majority-owned subsidiaries. Metropolitan's significant subsidiaries include Western United Life Assurance Company, a life insurance company, Consumers Group Holding Co., Inc., a holding company and shareholder of Consumers Insurance Co., Inc., an inactive property and casualty insurer, and Metwest Mortgage Services, Inc., a mortgage loan originator and servicer. Minority interest represents minority stockholders' proportionate share of the equity in the Company's consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 Cash and Cash Equivalents

  The Company considers all highly-liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Cash includes all balances on deposit in banks and financial institutions. The Company periodically evaluates the credit quality of these banks and financial institutions. Substantially all cash and cash equivalents are on deposit with one financial institution and balances often exceed the federal insurance limit.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

 Investments

  The Company has classified its investments in debt and equity securities as "trading," "available-for-sale," or "held-to-maturity". The accounting policies related to these investment classifications are as follows:

    Trading Securities: Trading securities consist primarily of pass-through certificates that are retained in connection with the Company's securitization transactions and are recorded at market value.

    The subordinated certificates retained from a securitization transaction are recorded at fair value based on independent market quotes.

    The Company initially records residual interests from securitization transactions at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows using expected loss and prepayment assumptions, discounted at a market yield. The fair value of these securities is determined based on interest rates, actual prepayment rates, collateral value and historical default rates experienced by the securities.

    Other trading securities are recorded at fair value based upon independent market quotes.

    Realized and unrealized gains and losses on these securities are included in the consolidated statements of income.

    Available-for-Sale Securities: Available-for-sale securities, consisting primarily of government-backed bonds, corporate and utility bonds, and mortgage- and asset-backed securities, are carried at market value. Unrealized gains and losses on these securities are presented as a separate component of stockholders' equity, net of related deferred income taxes.

    Held-to-Maturity Securities: Held-to-maturity securities, consisting primarily of government-backed, corporate and utility bonds and mortgage- and asset-backed securities, are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

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

 Real Estate Contracts and Mortgage Notes Receivable

  Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual term of the receivables.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

 Real Estate Contracts and Mortgage Notes Receivable, Held for Sale

  Real estate contracts and mortgage notes receivable held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or market value, determined on an aggregate basis by major type of receivable. Gains or losses on such sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income during the period held for sale. Deferred net discounts and capitalized acquisition costs are recognized at the time the related receivables are sold to third-party investors or securitized through transfer to a trust.

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

 Real Estate Held for Sale and Development

  Real estate held for sale and development is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through acquisition and foreclosure. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) cost (net unpaid receivable carrying value).

  Project costs, including interest, associated with the development of real estate are capitalized and included in the cost basis of the real estate.

  Occasionally, real estate properties are rented, with the revenue being included in other income and related costs being charged to expense.

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

 Allowance for Losses on Real Estate Assets

  The established allowances for losses on real estate contracts and mortgage notes receivable include amounts for estimated probable losses on receivables determined in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended. The adoption of this new standard on October 1, 1995, did not have a material effect on the Company's consolidated financial statements.

  Specific allowances are established for delinquent receivables with net carrying values in excess of $100,000, as necessary. Additionally, the Company establishes allowances, based on prior delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses are

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES based on the net carrying values of the receivables, including accrued interest. Accordingly, the Company accrues interest on delinquent receivables until foreclosure, unless the principal and accrued interest on the receivables exceed the fair value of the collateral, net of estimated selling costs. The Company obtains new or updated appraisals on collateral for appropriate delinquent receivables, and adjusts the allowance for losses, as necessary, such that the net carrying value does not exceed net realizable value.

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

 Other Receivable Investments

  Other receivable investments are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

 Deferred Costs

  Deferred policy acquisition costs, consisting of commissions to agents and other insurance underwriting and annuity policy costs are deferred. Costs that are estimated not to be recoverable from surrender charges are amortized as a constant percentage of the estimated gross realized and unrealized profits associated with the policies in force.

  Debenture issuance costs, including commissions to sales representatives and other issuance costs are deferred. These costs are amortized over the expected term of the related debenture bond, which ranges from 6 months to 5 years, using the interest method.

  Changes in the amount or timing of estimated gross profits on policies in force or the expected term of debenture bonds will result in adjustments to the cumulative amortization of the related costs.

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

 Mortgage Servicing Rights

  Mortgage servicing rights are recorded at the lower of cost or the present value of future net servicing cash flows. Such rights are amortized in proportion to and over the period of expected net servicing income.

  Management periodically evaluates the estimates and assumptions used in determining the carrying values of mortgage servicing rights and the amortization thereon. Such carrying values are reduced to estimated future discounted net servicing cash flows when the valuation indicates the carrying value is impaired. For purposes of

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES measuring impairment, the rights are stratified based primarily on remaining term, prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. As a result of increased prepayment experience, the carrying value of mortgage servicing rights could be reduced in the near term.

 Computer Software Costs

  The Company capitalizes direct costs of enhancements to computer software operating systems acquired and modified for internal use to the extent that the functionality of the software is improved. At September 30, 1998, total enhancement costs of approximately $8,146,000 have been capitalized. These costs are being amortized over 5- and 10-year periods, depending on the estimated useful life of the enhancement, using the straight-line method. Accumulated amortization of these costs was $3,905,000 and $3,010,000 at September 30, 1998 and 1997, respectively. Due to technological advancements, it is reasonably possible that the remaining estimated useful lives could change in the near term.

  The Company will be required to make further enhancements to its computer software operating systems to enable recognition of the new century. The program codes within the operating systems currently store only a two digit character for the year in which transactions occur. The modification of these program codes to store four digit years will occur in the near term. The costs of these modifications, which are estimated to be approximately $1,300,000 during the year ending September 30, 1999, will be charged to operations as incurred.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of internal-use computer software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not believe that the application of this Statement will have a material effect on its financial statements.

 Policy Loans

  Policy loans are carried at the unpaid principal balance of the loans and are included in other assets on the consolidated balance sheet.

 Life Insurance and Annuity Reserves

  Premiums for universal life insurance contracts and annuities are reported as life insurance and annuity reserves under the deposit method. Reserves for universal life insurance and annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result in changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near term.

 Recognition of Life Insurance and Annuity Revenues

  Revenues for universal life contracts are recognized upon assessment. These revenues consist of charges to policyholders, primarily for mortality expenses and surrender charges. Revenues related to annuity contracts are recognized over the estimated policy term. Annuity revenues consist of the charges assessed against the annuity account balance for services and surrender charges. Charges for future services are assessed; however, the related revenue is deferred and recognized in income over the period benefited using the same assumptions as are used to amortize deferred policy acquisition costs.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

 Guaranty Fund Assessments

  The Company's life insurance subsidiary is subject to insurance guaranty laws in the states in which it writes premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. As of September 30, 1998 and 1997, the Company has accrued an estimated liability for guaranty fund assessments for known insolvencies net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessment of known insolvencies, the guaranty fund liability could change in the near term.

  In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments (SOP 97-3). SOP 97-3 applies to all entities that are subject to guaranty fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that the application of SOP 97-3 will have a material effect on its consolidated financial statements.

 Interest Costs

  Interest costs associated with the development of real estate projects are capitalized. During the years ended September 30, 1998, 1997 and 1996, the Company capitalized interest of $611,144, $520,969 and $2,468,411, respectively.

 Income Taxes

  The Company accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the financial statements. Deferred tax assets and liabilities are recognized based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

 Income Per Share

  Income per share--basic is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Income per share--diluted is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if potentially dilutive common shares had been issued. There were no potentially dilutive common shares outstanding during any of the three years in the period ended September 30, 1998.

  The income per share disclosures have been made in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
128), which was applied by the Company in the year ended September 30, 1998. In accordance with SFAS No. 128, all prior income per share data has been restated to

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES conform to this presentation. Basic and diluted income per share amounts for periods prior to 1998 are identical in amount to primary and fully diluted income per share amounts that were previously presented.

 Comprehensive Income

  In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe that the application of this Statement will have a material effect on the presentation of its financial statements.

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

  The Company uses future contracts to hedge against interest rate risk arising from real estate contracts and mortgage notes receivable held for sale. Gains and losses on interest rate futures are deferred and included in the carrying value of the related hedged assets. The unrealized gains and losses are amortized over the estimated lives of the related assets as a yield adjustment. Upon settlement of the assets being hedged, deferral accounting is discontinued and the resultant gain or loss is realized in operations. At September 30, 1998, the Company had open hedge positions on 310 futures contracts on U.S. treasury notes with a notional value of approximately
$41 million, resulting in deferred losses of approximately $1,550,000, which were used to hedge interest rate risk on real estate contracts and mortgage notes receivable that were held for sale.

  Unrealized gains or losses associated with financial future contracts that meet the hedge criteria are deferred and recognized when the effects of changes in interest rate on the hedged asset are recognized. The deferred unrealized gains or losses are classified in the same category as the items being hedged.

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

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued. SFAS No. 133 establishes accounting and

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, earlier application is encouraged. The Company has not yet determined the effect of the implementation of SFAS No. 133 on its financial statements.

 Interest Rate Risk

  The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and debenture bonds) are subject to interest rate risk. In the year ending September 30, 1999, approximately $766,000,000 of the Company's financial liabilities will reprice or mature as compared to approximately $329,000,000 of its financial assets, resulting in a mismatch of approximately $437,000,000.

  This structure is beneficial in periods of declining interest rates; however, may result in declining net interest income during periods of rising interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 76% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

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

 Reclassifications

  Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

2. INVESTMENTS:

  A summary of carrying and estimated market values of investments at September 30, 1998 and 1997 is as follows:

                                                     1998
                             -----------------------------------------------------
                                           Gross       Gross         Estimated
                              Amortized  Unrealized Unrealized     Market Values
           Trading              Costs      Gains      Losses     (Carrying Values)
           -------           ----------- ---------- -----------  -----------------
   Pass-through
    certificates...........  $48,393,152 $7,720,384 $  (247,661)    $55,865,875
                             =========== ========== ===========     ===========
                                           Gross       Gross     Estimated Market
                              Amortized  Unrealized Unrealized    Values (Carrying
      Available for Sale        Costs      Gains      Losses          Values)
      ------------------     ----------- ---------- -----------  -----------------
   Government-backed bonds.  $ 9,749,745 $  101,756                 $ 9,851,501
   Corporate bonds.........   10,124,513    118,930 $    (1,026)     10,242,417
   Mortgage- and asset-
    backed securities......    6,609,314    270,040    (988,537)      5,890,817
                             ----------- ---------- -----------     -----------
   Total fixed maturities..   26,483,572    490,726    (989,563)     25,984,735
   Equity securities.......        1,592      2,462                       4,054
                             ----------- ---------- -----------     -----------
     Totals................  $26,485,164 $  493,188 $  (989,563)    $25,988,789
                             =========== ========== ===========     ===========
                              Amortized
                                Costs      Gross       Gross
                              (Carrying  Unrealized Unrealized   Estimated Market
       Held-to-Maturity        Values)     Gains      Losses          Values
       ----------------      ----------- ---------- -----------  -----------------
   Government-backed bonds.  $48,497,962 $2,714,507 $(1,287,443)    $49,925,026
   Corporate bonds.........    2,995,502     13,774                   3,009,276
   Utility bonds...........      999,273      3,835                   1,003,108
   Mortgage- and asset-
    backed securities......   30,543,788  2,409,071    (494,248)     32,458,611
                             ----------- ---------- -----------     -----------
     Totals................  $83,036,525 $5,141,187 $(1,781,691)    $86,396,021
                             =========== ========== ===========     ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                                                     1997
                             ------------------------------------------------------
                                            Gross       Gross         Estimated
                              Amortized   Unrealized Unrealized     Market Values
           Trading              Costs       Gains      Losses     (Carrying Values)
           -------           ------------ ---------- -----------  -----------------
   Pass-through
    certificates...........   $33,427,969 $1,050,000 $     (878)     $34,477,091
                             ============ ========== ===========    ============
                                            Gross       Gross         Estimated
                              Amortized   Unrealized Unrealized     Market Values
      Available-for-Sale        Costs       Gains      Losses     (Carrying Values)
      ------------------     ------------ ---------- -----------  -----------------
   Government-backed bonds.  $ 11,722,759 $    8,353 $  (144,090)   $ 11,587,022
   Corporate bonds.........    11,158,910               (164,016)     10,994,894
   Utility bonds...........     2,999,471                 (5,207)      2,994,264
   Mortgage- and asset-
    backed securities......    11,498,068    236,344    (694,787)     11,039,625
                             ------------ ---------- -----------    ------------
   Total fixed maturities..    37,379,208    244,697  (1,008,100)     36,615,805
   Equity securities.......         1,592      3,954                       5,546
                             ------------ ---------- -----------    ------------
     Totals................  $ 37,380,800 $  248,651 $(1,008,100)   $ 36,621,351
                             ============ ========== ===========    ============
                              Amortized
                                Costs       Gross       Gross
                              (Carrying   Unrealized Unrealized   Estimated Market
       Held-to-Maturity        Values)      Gains      Losses          Values
       ----------------      ------------ ---------- -----------  -----------------
   Government-backed bonds.  $ 59,201,790 $   16,315 $(1,369,896)   $ 57,848,209
   Corporate bonds.........     5,493,662                (72,391)      5,421,271
   Utility bonds...........     3,997,395                (67,070)      3,930,325
   Mortgage- and asset-
    backed securities......    45,037,688    766,094    (291,899)     45,511,883
                             ------------ ---------- -----------    ------------
     Totals................  $113,730,535 $  782,409 $(1,801,256)   $112,711,688
                             ============ ========== ===========    ============

  The activity related to the pass-through certificates, which represent the Company's residual interests from securitization transactions, for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                              1998         1997         1996
                                           -----------  -----------  ----------
   Carrying value, beginning of year...... $18,809,877  $ 3,873,740  $      --
   Securities retained....................   5,184,816   11,050,818   3,514,974
   Sales..................................  (4,953,937)
   Remittances............................  (1,561,191)    (170,412)
   Investment income......................   2,941,646    3,005,731     358,766
   Fair market value adjustments..........   4,050,000    1,050,000
                                           -----------  -----------  ----------
   Carrying value, end of year............ $24,471,211  $18,809,877  $3,873,740
                                           ===========  ===========  ==========

  Although the Company believes it has made reasonable estimates of the fair value of the residual interests likely to be realized, the rate of prepayments and the amount of defaults utilized by the Company are estimates and actual experience may vary. Higher than anticipated rates of prepayments or losses would require the Company to reduce the fair value of the residual interests, adversely impacting earnings.

  The Company assumes prepayment rates and defaults based upon the seasoning of its existing securitization receivable portfolio. As of September 30, 1998 and 1997, the Company's underlying assumptions used in determining the fair value of its residual interests are as follows:

    Estimated annual prepayment rate: 15.0% to 23.0% based on actual experience;

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Default reserve: 1.25% of the amount initially securitized;

    Annual discount rate: 12.0% to 15.0% to determine the present value of cash flows from pass-through certificates.

  Through September 30, 1998, actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations.

  Proceeds from sales of available-for-sale securities during the years ended September 30, 1998, 1997 and 1996 were $1,769,954, $22,556,364 and
$31,686,315, respectively, which resulted in gross realized gains of $39,964, $498,208 and $89,040 and gross realized losses of $14,727, $20,598 and $86,969 during each respective year.

  During the year ended September 30, 1998, the Company determined that certain available-for-sale and held-to-maturity asset-backed securities had an other than temporary impairment in value. Accordingly, the carrying value of the securities was decreased by approximately $1,400,000, representing the amount permanently impaired, through a charge to operations. Other than the securities with an other than temporary impairment in value, all other bonds, pass-through certificates and mortgage- and asset-backed securities held at September 30, 1998 were performing in accordance with their terms.

  During the year ended September 30, 1996, in accordance with a Special Report issued by the Financial Accounting Standards Board, the Company reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $72,500,000 to the available-for-sale classification. At the date of the transfer, the debt securities were valued at fair value of approximately $72,000,000. The difference between the carrying value and fair value of the reclassified debt securities at the date of transfer of approximately $500,000 was recognized in the net unrealized losses on investments component of stockholders' equity.

  During the year ended September 30, 1995, the Company entered into financial futures contracts to hedge its interest rate risk on certain held-to-maturity debt securities with remaining contractual terms of approximately eight years against a potential increase in interest rates. Interest rates declined, resulting in a realized loss of $1,600,000 associated with such contracts. The hedging loss has been deferred and is being amortized over the contractual term of the hedged debt securities using the interest method. The remaining unamortized hedging loss at September 30, 1998 and 1997 was approximately $1,046,000 and $1,228,000, respectively.

  During the year ended September 30, 1994, the Company transferred approximately $79,000,000 of investments from the available-for-sale portfolio to the held-to-maturity portfolio. At the date of transfer, these investments had net unrealized losses of approximately $1,060,000 before income taxes. These unrealized losses are being amortized over the term of the investments transferred using the interest method. At September 30, 1998, the remaining unamortized loss of approximately $316,000, net of deferred income taxes, is reported as a reduction of stockholders' equity.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  The following individual investments (excluding U.S. government bonds) held by the Company at September 30, 1998 and 1997, were in excess of ten percent of stockholders' equity.

                                                                     Carrying
                                Issuer                                Amount
                                ------                              -----------
   1998:
     Mortgage- and asset-backed securities:
       Residential Funding Mortgage Securities (four issues)....... $11,658,090
       Chase Mortgage Finance Corp. (seven issues).................   7,141,308
     Pass-through certificates:
       Metropolitan Asset Funding, Inc. (fourteen issues)..........  47,613,828
       Tryon Mortgage Funding, Inc. (two issues)...................   7,071,011
   1997:
     Mortgage- and asset-backed securities:
       Residential Funding Mortgage Securities (four issues)....... $16,215,058
       Chase Mortgage Finance Corp. (seven issues).................  10,516,239
       Prudential Home Mortgage Securities (three issues)..........   6,398,086
       Countrywide Funding Corp. (three issues)....................   5,909,140
     Pass-through certificates:
       Metropolitan Asset Funding, Inc. (twelve issues)............  27,959,473
       Tryon Mortgage Funding, Inc. (three issues).................   6,517,618

  The amortized costs and estimated market values of available-for-sale and held-to-maturity debt securities at September 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Estimated
                                                         Amortized    Market
                                                           Cost        Value
                                                        ----------- -----------
   Available-for-sale debt securities:
     Due in one year or less........................... $ 6,292,529 $ 6,301,021
     Due after one year through five years.............  13,583,321  13,796,951
                                                        ----------- -----------
                                                         19,875,850  20,097,972
     Mortgage-- and asset-backed bonds.................   6,609,314   5,890,817
                                                        ----------- -----------
                                                        $26,485,164 $25,988,789
                                                        =========== ===========
                                                                     Estimated
                                                         Amortized    Market
                                                           Cost        Value
                                                        ----------- -----------
   Held-to-maturity debt securities:
     Due in one year or less........................... $   100,154 $   102,875
     Due after one year through five years.............  52,231,602  53,662,704
     Due after five years through ten years............     160,981     171,831
                                                        ----------- -----------
                                                         52,492,737  53,937,410
     Mortgage-- and asset-backed bonds.................  30,543,788  32,458,611
                                                        ----------- -----------
                                                        $83,036,525 $86,396,021
                                                        =========== ===========

  The Company intends to maintain an available-for-sale portfolio which may be shifted between investments of differing types and maturities to attempt to maximize market returns without assuming unacceptable levels of

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES credit risk. Future purchases assigned to the held-to-maturity portfolio will be to replace maturing investments, or increase the overall size of the portfolio while maintaining its overall composition.

3. REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

  Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. At September 30, 1998, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $614,800,000 (99% of its total portfolio) and second or lower position liens of approximately $8,750,000 (1% of its total portfolio).

  The Company's real estate contracts and mortgage notes receivable at September 30, 1998 and 1997 are collateralized by property concentrated in the following geographic areas:

                                                                       1998  1997
                                                                       ----  ----
   Pacific Northwest (Alaska, Idaho, Montana, Oregon and Washington).   29%   28%
   Pacific Southwest (Arizona, California and Nevada)................   24    20
   Southwest (New Mexico and Texas)..................................   13    17
   North Atlantic (Connecticut, Maryland, New Jersey, New York and
    Pennsylvania)....................................................    9     9
   Southeast (Florida, Georgia, North Carolina and South Carolina)...   10     9
   Other.............................................................   15    17
                                                                       ---   ---
                                                                       100%  100%
                                                                       ===   ===

  The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect the Company's estimate of its allowance for losses associated with these receivables.

  The face value of the real estate contracts and mortgage notes receivable range principally from $15,000 to $300,000. At September 30, 1998, the Company had 96 receivables aggregating approximately $53,300,000 which had face values in excess of $300,000. No individual receivable is in excess of 0.4% of the total carrying value of real estate contracts and mortgage notes receivable, and less than 5% of the receivables are subject to variable interest rates. Contractual interest rates for 94% of the face value of receivables fall within a range from 6% to 13% per annum. The weighted average contractual interest rate on these receivables at September 30, 1998 is approximately 9.4%. Maturity dates range from 1998 to 2028.

  The following is a reconciliation of the face value of real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1998 and 1997.

                                                        1998          1997
                                                    ------------  ------------
   Face value of discounted receivables............ $509,735,611  $442,958,303
   Face value of originated receivables............  113,815,526    85,249,254
   Unrealized discounts, net of unamortized
    acquisition costs..............................  (19,729,926)  (24,642,792)
   Accrued interest receivable.....................   10,357,112     9,299,336
                                                    ------------  ------------
   Carrying value.................................. $614,178,323  $512,864,101
                                                    ============  ============

  The originated receivables are collateralized primarily by first position liens and result from loans made by the Company, some of which were made to facilitate the sale of its repossessed property. No unrealized discounts are attributable to originated receivables.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $34,000,000 and $36,000,000 at September 30, 1998 and 1997, respectively.

  Sales of receivables with net carrying values of approximately $26,759,000, $106,885,000 and $54,388,000 were sold without recourse to various financial institutions resulting in gains of approximately $989,000, $2,243,000 and $2,645,000 in fiscal 1998, 1997 and 1996, respectively.

  Aggregate amounts of contractual maturities of receivables at their face value are as follows:

      Fiscal Year
        Ending
     September 30,
     -------------
       1999....................................................... $ 19,914,000
       2000.......................................................   21,869,000
       2001.......................................................   24,015,000
       2002.......................................................   26,373,000
       2003.......................................................   28,961,000
       Thereafter.................................................  502,419,137
                                                                   ------------
                                                                   $623,551,137
                                                                   ============

  Actual repayments of receivables will likely differ from contractual amounts due to prepayments.

4. REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR SALE:

  The Company acquires certain real estate contracts and mortgage notes receivable for the purpose of sale or securitization.

  The Company entered into securitization transactions during the years ended September 30, 1998, 1997 and 1996. The Company participates in these securitization transactions with its subsidiaries and affiliates. These receivables are structured in classes by credit rating and transferred to a trust, which sells pass-through certificates to third parties. These securitizations are recorded as sales of receivables and gains, net of transaction expenses, are recognized in the consolidated statements of income as each class is sold.

  During the years ended September 30, 1998, 1997 and 1996, proceeds from securitization transactions were approximately $167,809,000, $273,539,000 and $112,975,000, respectively, and resulted in gains of approximately $10,502,000, $19,414,000 and $7,798,000, respectively. The gains realized during the years ended September 30, 1998, 1997 and 1996 included approximately $2,463,000, $4,642,000 and $2,290,000, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pool. The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. The Company evaluates possible impairment in its mortgage servicing rights by similar type of loan, and to the extent that carrying value for a stratum exceeds its estimated fair value, an impairment loss is recognized. It is reasonably possible that actual prepayment experience could exceed the estimated prepayment factor in the near term, which would result in a reduction in the carrying value of retained mortgage servicing rights.

  Of the receivables securitized, the Company has retained an investment in certain classes of the securities having a fair value of approximately $49,484,000 and $34,477,000 at September 30, 1998 and 1997, respectively.
These securities were transferred to the Company's investment portfolio and classified as trading securities.

  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Banking Enterprise" which requires that after the securitization of mortgage loans held for sale, an

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company has not yet determined the effect of the application of this statement on its financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

5. REAL ESTATE HELD FOR SALE AND DEVELOPMENT:

  A detail of the Company's real estate held for sale and development by state as of September 30, 1998 is as follows:

                                       Single-    Multi-
                                       Family     Family
         State              Land      Dwelling   Dwelling Commercial  Condominium    Total
         -----           ----------- ----------- -------- ----------- ----------- -----------
Alabama................. $    34,900 $    85,561                                  $   120,461
Alaska..................      36,755      34,094                      $    80,790     151,639
Arizona.................     564,753     595,894          $    54,000               1,214,647
Arkansas................                 185,727               96,149      82,620     364,496
California..............   1,360,486   2,379,692            1,141,169      23,390   4,904,737
Colorado................     160,000     150,061                           67,000     377,061
Delaware................                  59,740                                       59,740
District of Columbia....                  57,998                                       57,998
Florida.................     431,167     949,604 $23,486      268,568     441,071   2,113,896
Georgia.................                 150,906               21,494                 172,400
Hawaii..................                  49,900            3,479,096   5,497,484   9,026,480
Idaho...................      33,900     608,649                                      642,549
Illinois................      12,000                                                   12,000
Indiana.................                 123,511                                      123,511
Iowa....................                 191,238                                      191,238
Kansas..................                  31,262               39,862                  71,124
Maine...................      26,349                                                   26,349
Maryland................                  84,837                                       84,837
Massachusetts...........                  50,273                                       50,273
Michigan................                 368,477                                      368,477
Minnesota...............                 183,431                                      183,431
Mississippi.............      37,088                                                   37,088
Missouri................      50,565     194,575  48,003                   48,769     341,912
Montana.................      20,472     280,555                                      301,027
Nevada..................      14,864      37,508                                       52,372
New Hampshire...........                  98,000                                       98,000
New Jersey..............      47,205     463,559                                      510,764
New Mexico..............      50,757     548,132              130,041                 728,930
New York................      32,301     791,608              578,436      17,000   1,419,345
North Carolina..........                  38,000                          106,092     144,092
Ohio....................                  25,000                                       25,000
Oklahoma................      26,645     218,085                                      244,730
Oregon..................                 516,254                                      516,254
Pennsylvania............      32,400     674,179                                      706,579
South Carolina..........                  88,915                                       88,915
South Dakota............                  16,058                                       16,058
Tennessee...............                                                   95,685      95,685
Texas...................     109,906   2,523,370               94,722     181,136   2,909,134
Utah....................                  63,787                                       63,787
Vermont.................      13,836                                                   13,836
Virginia................      24,610     173,628  26,164      249,000                 473,402
Washington..............  46,264,390   1,390,211           12,910,482              60,565,083
Wisconsin...............                  44,630                                       44,630
                         ----------- ----------- -------  ----------- ----------- -----------
Balances at September
 30, 1998............... $49,385,349 $14,526,909 $97,653  $19,063,019 $ 6,641,037 $89,713,967
                         =========== =========== =======  =========== =========== ===========
Balances at September
 30, 1997............... $42,717,651 $ 8,153,274 $        $19,250,702 $11,680,639 $81,802,266
                         =========== =========== =======  =========== =========== ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  At September 30, 1998, the Company had approximately $66,000,000 invested in real estate development projects and approximately $749,000 in commitments for construction associated with these projects.

6. ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS:

  The following is a summary of the changes in the allowance for losses on real estate assets for the years ended September 30, 1998, 1997 and 1996.

                                             1998         1997         1996
                                          -----------  -----------  -----------
     Beginning balance................... $12,327,098  $10,192,584  $ 8,116,065
     Provisions..........................   6,199,297    8,131,101    6,360,072
     Charge-offs.........................  (7,525,777)  (5,996,587)  (4,283,553)
                                          -----------  -----------  -----------
     Ending balance...................... $11,000,618  $12,327,098  $10,192,584
                                          ===========  ===========  ===========

  At September 30, 1998 and 1997, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized was approximately $1,992,000 and $1,919,000, respectively, of which approximately $362,000 and $331,000, respectively, representing the amounts by which the respective net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets.

  During the years ended September 30, 1998 and 1997, the average recorded investment in impaired receivables was approximately $1,732,000 and $1,663,000, respectively. Interest income of approximately $163,000, $156,000 and $212,000 was recognized on these receivables during the years ended September 30, 1998, 1997 and 1996, respectively, during the period in which they were impaired.

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

  These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant yield on these receivables at September 30, 1998 and 1997 was approximately 9.03% and 8.94%, respectively. Maturity dates range from 1999 to 2026.

  The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 1998 and 1997.

                                                      1998           1997
                                                  -------------  -------------
   Face value of receivables..................... $ 318,756,442  $ 265,087,029
   Unrealized discounts, net of unamortized
    acquisition costs............................  (117,982,909)  (100,552,675)
                                                  -------------  -------------
   Carrying value................................ $ 200,773,533  $ 164,534,354
                                                  =============  =============

  All such receivables were performing in accordance with their contractual terms at September 30, 1998.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  During the years ended September 30, 1998, 1997 and 1996, the Company sold approximately $31,623,000, $7,722,000 and $27,853,000, respectively, of these receivables without recourse and recognized gains of approximately $2,218,000, $37,000 and $1,882,000, respectively.

  The following other receivable investments, by obligor, were in excess of ten percent of stockholders' equity at September 30, 1998 and 1997.

                                                                     Aggregate
                                                                     Carrying
   Issuer                                                             Amount
   ------                                                           -----------
   1998:
    California State Agency........................................ $21,757,390
    New York State Agency..........................................  15,822,029
    Arizona State Agency...........................................  11,015,505
    New Jersey State Agency........................................  10,492,977
    Pennsylvania State Agency......................................   8,813,126
    Colorado State Agency..........................................   8,002,035
    Tri-State Agency...............................................   7,451,919
    Oregon State Agency............................................   6,991,363
   1997:
    California State Agency........................................ $27,991,509
    New York State Agency..........................................  16,940,146
    Oregon State Agency............................................  12,439,539
    New Jersey State Agency........................................  11,348,481
    Arizona State Agency...........................................  11,249,875
    Colorado State Agency..........................................   8,515,139
    Pennsylvania State Agency......................................   8,163,646
    Tri-State Agency...............................................   7,934,432
    Michigan State Agency..........................................   7,875,106

  Aggregate amounts of contractual maturities of other receivable investments to be received at their face values are as follows:

   Fiscal Year Ending
    September 30,
   ------------------
     1999.......................................................... $ 35,997,000
     2000..........................................................   35,881,000
     2001..........................................................   33,736,000
     2002..........................................................   31,171,000
     2003..........................................................   27,711,000
     Thereafter....................................................  154,260,442
                                                                    ------------
                                                                    $318,756,442
                                                                    ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

8. DEFERRED COSTS:

  An analysis of deferred costs related to policy acquisition and debenture issuance for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                           Policy      Debenture
                                        Acquisition    Issuance       Total
                                        ------------  -----------  ------------
Balance at September 30, 1995.......... $ 71,131,059  $ 3,390,744  $ 74,521,803
Deferred during the year:
  Commissions..........................    6,503,580      191,064     6,694,644
  Other expenses.......................    3,438,804      402,360     3,841,164
                                        ------------  -----------  ------------
Total deferred.........................   81,073,443    3,984,168    85,057,611
Amortized during the year..............   (9,140,559)  (1,386,691)  (10,527,250)
                                        ------------  -----------  ------------
Balance at September 30, 1996..........   71,932,884    2,597,477    74,530,361
Deferred during the year:
  Commissions..........................    4,000,805    1,283,612     5,284,417
  Other expenses.......................    3,229,197      277,257     3,506,454
                                        ------------  -----------  ------------
Total deferred.........................   79,162,886    4,158,346    83,321,232
Amortized during the year..............   (9,432,884)  (1,385,253)  (10,818,137)
                                        ------------  -----------  ------------
Balance at September 30, 1997..........   69,730,002    2,773,093    72,503,095
Deferred during the year:
  Commissions..........................    4,434,324    2,412,994     6,847,318
  Other expenses.......................    3,002,859      374,760     3,377,619
                                        ------------  -----------  ------------
Total deferred.........................   77,167,185    5,560,847    82,728,032
Amortized during the year..............  (10,000,000)  (1,465,543)  (11,465,543)
                                        ------------  -----------  ------------
Balance at September 30, 1998.......... $ 67,167,185  $ 4,095,304  $ 71,262,489
                                        ============  ===========  ============

  The amortization of deferred policy acquisition costs, which is based on the estimated gross profits of the underlying life and annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.

9. LAND, BUILDINGS AND EQUIPMENT:

  Land, buildings, equipment and related accumulated depreciation at September 30, 1998 and 1997 consisted of the following:

                                                         1998          1997
                                                     ------------  ------------
   Land............................................. $  2,778,274  $    561,794
   Buildings and improvements.......................   20,786,169     7,014,199
   Furniture and equipment..........................   14,142,554    12,169,392
                                                     ------------  ------------
                                                       37,706,997    19,745,385
   Less accumulated depreciation....................  (11,817,895)  (10,336,807)
                                                     ------------  ------------
     Totals......................................... $ 25,889,102  $  9,408,578
                                                     ============  ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  During the year ended September 30, 1998, the Company acquired a new corporate headquarters building in Spokane, Washington for a purchase price of approximately $11.7 million. Additionally, the Company incurred approximately $4 million of capital expenditures for the renovation of the new corporate headquarters building.

10. MORTGAGE SERVICING RIGHTS:

  The following is an analysis of the mortgage servicing right activity for the years ended September 30, 1998, 1997 and 1996:

                                              1998         1997        1996
                                           -----------  ----------  -----------
Beginning balance......................... $ 5,767,607  $1,524,551  $       --
Additions.................................   2,613,144   5,104,362    2,807,686
Amortization..............................  (2,088,376)   (861,306)  (1,283,135)
                                           -----------  ----------  -----------
Ending balance............................ $ 6,292,375  $5,767,607  $ 1,524,551
                                           ===========  ==========  ===========

  The servicing of securitized pools of receivables are subject to "Pooling and Servicing Agreements." In accordance with the terms of the various agreements, the Company collects payments from the individual borrowers and remits such payments to the trustee of the pool. The Company is obligated to make cash advances with respect to delinquent principal and interest payments on any receivable to the extent that the Company determines the advances to be recoverable. Subject to certain conditions, the Company has the option to purchase from the mortgage pool any receivable which is 90 days or more delinquent or to sell any receivable in a commercially reasonable manner if such a sale would produce a greater recovery than the liquidation of the mortgaged property.

  As compensation for its services, the Company is entitled to retain, from amounts collected on the receivables, service fees that range from .50% to
 .75% per annum of the scheduled principal balance of the receivable pool as of the first day of the month. The agreements also entitle the Company to receive all late payment fees, prepayment penalties, assumption fees and other similar charges and all investment income earned on amounts collected prior to their remittance to the trustee or other third party.

11. LIFE INSURANCE AND ANNUITY RESERVES:

  Life insurance and annuity reserves are based upon contractual amounts due to the policy holder, including credited interest. Annuity contract interest rates ranged from 4.35% to 9.85%, 4.35% to 10.10% and 4.25% to 10.65% during the years ended September 30, 1998, 1997 and 1996, respectively. Interest assumptions used to compute life insurance reserves ranged from 4.5% to 6.5% during each of the years ended September 30, 1998 and 1997.

  The Company's life insurance subsidiary has ceded a portion of certain life insurance risks and the related premiums to other companies. These insurance transactions permit the Company's life insurance subsidiary to recover defined portions of losses from claims on life insurance policies issued. The reinsured risks are treated as though they are risks for which the Company's life insurance subsidiary is not liable. Life insurance reserves, as reported in these financial statements, do not include reserves on the ceded business. The face value of life insurance policies ceded to other companies was approximately $47,653,000 and $52,328,000 at September 30, 1998 and 1997,
respectively. Life insurance premiums ceded were $323,104, $352,311 and $354,830 during the years ended September 30, 1998, 1997 and 1996, respectively. The Company is contingently liable for claims on ceded life insurance business in the event the reinsuring companies do not meet their obligations under those reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Beginning in fiscal 1997, the Company's life insurance subsidiary has ceded a portion of its annuity reserves and related premiums to Old Standard Life Insurance Company (OSL), an affiliated entity. The reinsured annuity deposits are treated as liabilities for which the Company's life insurance subsidiary is not liable, and accordingly, annuity reserves, as reported in these financial statements, do not include reserves on the ceded business. Annuity premiums ceded under this arrangement were approximately $25,449,000 and $28,007,000 during the years ended September 30, 1998 and 1997, respectively, and the ceded reserve was approximately $52,787,000 and $28,359,000 at September 30, 1998 and 1997, respectively. The life insurance subsidiary is contingently liable for claims on ceded annuity business in the event OSL is unable to meet its obligation under the reinsurance agreement.

12. GUARANTY FUND ASSESSMENTS:

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

  The net amounts expensed by the Company's life insurance subsidiary for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 1998, 1997 and 1996 were approximately $149,000, $480,000 and $900,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1988 through 1996. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1996 will be material to its financial condition or results of operations. At September 30, 1998, the amount of estimated future guaranty fund assessments of approximately $3,565,000 has been recorded, which is net of a 6.00% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $372,000 at September 30, 1998.

13. DEBENTURE BONDS:

  At September 30, 1998 and 1997, debenture bonds consisted of the following:

   Annual Interest Rates                                  1998         1997
   ---------------------                              ------------ ------------
   5% to 6%.......................................... $      1,000 $     64,000
   6% to 7%..........................................    7,854,000    5,366,000
   7% to 8%..........................................   46,504,000   49,022,000
   8% to 9%..........................................  117,332,000  100,665,000
   9% to 10%.........................................    1,867,000    2,084,000
   10% to 11%........................................    1,715,000    1,968,000
                                                      ------------ ------------
                                                       175,273,000  159,169,000
   Compound and accrued interest.....................   22,932,294   26,044,688
                                                      ------------ ------------
                                                      $198,205,294 $185,213,688
                                                      ============ ============

  The weighted-average interest rate on outstanding debentures was approximately 8.0% at September 30, 1998 and 1997.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Debenture bonds (including principal and compound and accrued interest) mature as follows:

   Fiscal Year Ending
    September 30,
   ------------------
   1999............................................................ $ 50,525,000
   2000............................................................   41,426,000
   2001............................................................    7,449,000
   2002............................................................   33,555,000
   2003............................................................   39,553,000
   Thereafter......................................................   25,697,294
                                                                    ------------
                                                                    $198,205,294
                                                                    ============

  At September 30, 1998, as required by Washington State regulation, Metropolitan could not have more than an aggregate total of $250,000,000 in outstanding debentures (including accrued and compound interest) and outstanding preferred stock (based on original sales price). At September 30, 1998, the Company had total outstanding debentures of approximately $198,205,000 and total outstanding preferred stock of approximately $49,201,000.

14. ADVANCES UNDER LINE OF CREDIT:

  The Company has a nonrecourse committed facility with NationsBanc Mortgage Capital Corporation in the authorized amount of $200,000,000, with interest at LIBOR plus 1%, maturing on March 24, 1999. The amount advanced at September 30, 1998 of $118,342,972, including accrued interest at 6.625% per annum, is collateralized by real estate contracts and mortgage notes receivable held for sale with a carrying value of approximately $122,129,000.

15. DEBT PAYABLE:

  At September 30, 1998 and 1997, debt payable consisted of the following:

                                                             1998       1997
                                                          ---------- ----------
   Reverse repurchase agreements with Seattle Northwest,
    interest at 5.57% per annum; due on October 1, 1998;
    collateralized by $2,900,000 in U.S. Treasury bonds.  $2,892,750
   Note payable to Summit Securities, Inc., interest at
    11.0% per annum; due on June 30, 1999;
    collateralized by $3,200,000 in structured
    settlement agreements...............................   2,560,000
   Reverse repurchase agreements with Seattle Northwest,
    interest at 6.15% per annum; due on October 2, 1997;
    collateralized by $2,900,000 in U.S. Treasury bonds.             $2,896,375
   Real estate contracts and mortgage notes payable,
    interest rates ranging from 3.0% to 11.6%, due in
    installments through 2016; collateralized by senior
    liens on certain of the Company's real estate
    contracts, mortgage notes and real estate held for
    sale................................................   1,802,680  1,988,843
   Accrued interest payable.............................     103,909     32,561
                                                          ---------- ----------
                                                          $7,359,339 $4,917,779
                                                          ========== ==========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Aggregate amounts of principal and accrued interest payments due on debt payable are as follows:

    Fiscal Year
       Ending
   September 30,
   -------------
    1999............................................................ $5,940,000
    2000............................................................    326,000
    2001............................................................    151,000
    2002............................................................    241,000
    2003............................................................    150,000
   Thereafter.......................................................    551,339
                                                                     ----------
                                                                     $7,359,339
                                                                     ==========

16. INCOME TAXES:

  The Company files a consolidated federal income tax return with all of its subsidiaries.

  The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1998 and 1997 are as follows:

                                                                 1998
                                                        -----------------------
                                                          Assets    Liabilities
                                                        ----------- -----------
   Allowance for losses on real estate assets.......... $ 2,621,973
   Allowances for repossessed real estate..............   1,220,875
   Deferred contract acquisition costs and discount
    yield recognition..................................             $ 7,154,906
   Office properties and equipment.....................               2,014,695
   Deferred policy acquisition costs...................              27,407,445
   Life insurance and annuity reserves.................   4,971,432
   Guaranty fund liability.............................   1,121,876
   Investments.........................................     413,354
   Tax credit carryforwards............................     612,098
   Other...............................................     193,790
   Net operating loss carryforwards....................   2,696,596
                                                        ----------- -----------
   Total deferred income taxes......................... $13,851,994 $36,577,046
                                                        =========== ===========
                                                                 1997
                                                        -----------------------
                                                          Assets    Liabilities
                                                        ----------- -----------
   Allowance for losses on real estate assets.......... $ 3,249,751
   Allowances for repossessed real estate..............     964,234
   Deferred contract acquisition costs and discount
    yield recognition..................................             $13,464,592
   Office properties and equipment.....................               1,820,852
   Deferred policy acquisition costs...................              22,714,853
   Life insurance and annuity reserves.................   7,920,469
   Guaranty fund liability.............................   1,325,299
   Investments.........................................     238,796
   Tax credit carryforwards............................   1,692,052
   Other...............................................               2,143,518
   Net operating loss carryforwards....................   2,723,436
                                                        ----------- -----------
   Total deferred income taxes......................... $18,114,037 $40,143,815
                                                        =========== ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

  Following is a reconciliation of the provision for income taxes to an amount as computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 1998, 1997 and 1996:

                                                  1998       1997       1996
                                               ---------- ---------- ----------
   Federal income taxes at statutory rate..... $5,415,475 $5,053,484 $4,209,817
   State taxes and other......................     59,941     19,028     25,652
                                               ---------- ---------- ----------
   Income tax provision....................... $5,475,416 $5,072,512 $4,235,469
                                               ========== ========== ==========

  The components of the provision for income taxes for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                   1998       1997       1996
                                                ---------- ---------- ----------
   Current..................................... $4,780,142 $1,004,926 $  595,113
   Deferred....................................    695,274  4,067,586  3,640,356
                                                ---------- ---------- ----------
                                                $5,475,416 $5,072,512 $4,235,469
                                                ========== ========== ==========

  At September 30, 1998, the Company and its subsidiaries had unused net operating loss carryforwards, for income tax purposes, as follows:

                                                                         Net
                                                                      Operating
   Expiring in                                                          Losses
   -----------                                                        ----------
   2005.............................................................. $1,373,094
   2006..............................................................  5,612,555
   2007..............................................................    945,516
                                                                      ----------
                                                                      $7,931,165
                                                                      ==========

  At September 30, 1998, the Company has alternative minimum tax credits of approximately $1,150,000 and general business tax credit carryforwards of approximately $612,000 available to reduce regular income taxes payable. The general business tax credit carryforwards begin to expire in 2004.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

17. STOCKHOLDERS' EQUITY:

    A summary of preferred and common shares at September 30, 1998 and 1997 is as follows:

                                              Issued and Outstanding Shares
                                       -------------------------------------------
                                               1998                  1997
                            Authorized --------------------- ---------------------
                              Shares    Shares     Amount     Shares     Amount
                            ---------- --------- ----------- --------- -----------
   Preferred Stock
     Series A..............   750,000        --  $       --        --  $       --
     Series B..............   200,000        --          --        --          --
     Series C.............. 1,000,000    389,885   3,898,847   413,554   4,135,540
     Series D.............. 1,375,000    574,307   5,743,070   637,627   6,376,266
     Series E.............. 5,000,000    981,215   9,812,154 1,044,233  10,442,335
                            ---------  --------- ----------- --------- -----------
                            8,325,000  1,945,407 $19,454,071 2,095,414 $20,954,141
                            =========  ========= =========== ========= ===========
   Common Stock
     Class A...............       222        130 $   293,417       130 $   293,417
     Class B...............       222        --          --        --          --
                            ---------  --------- ----------- --------- -----------
                                  444        130 $   293,417       130 $   293,417
                            =========  ========= =========== ========= ===========
   Subordinate Preferred
    Stock.................. 1,000,000        --  $       --        --  $       --
                            =========  ========= =========== ========= ===========

  The Series E preferred stock has been issued in the following sub-series:

                                             Issued and Outstanding Shares
                                        ----------------------------------------
                                               1998                1997
                                        ------------------ ---------------------
                                        Shares    Amount    Shares     Amount
                                        ------- ---------- --------- -----------
   Series E-1.......................... 650,699 $6,506,986   713,401 $ 7,134,008
   Series E-2..........................  42,299    422,994    45,154     451,541
   Series E-3.......................... 101,419  1,014,191   107,000   1,069,996
   Series E-4..........................  58,479    584,786    62,500     625,005
   Series E-5..........................  12,549    125,495    13,672     136,721
   Series E-6..........................  89,968    899,682    95,130     951,303
   Series E-7..........................  25,802    258,020     7,376      73,761
                                        ------- ---------- --------- -----------
                                        981,215 $9,812,154 1,044,233 $10,442,335
                                        ======= ========== ========= ===========

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

  At September 30, 1998, as required by state regulation, the amount of the Company's aggregate total outstanding preferred stock and debentures was limited (see Note 13).

 Subordinate Preferred Stock

  Subordinate preferred shares, no par value, shall be entitled to receive dividends as authorized by the Board of Directors, provided that such dividend rights are subordinate and junior to all series of preferred stock. Subordinate preferred shares shall be entitled to distributions in liquidation in such priority as established by the Board of Directors prior to the issuance of any such shares. These liquidation rights shall at all times be subordinate and junior to all series of preferred stock. At September 30, 1998 and 1997, no subordinate preferred stock had been issued.

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

  In April 1998, the Company's Board of Directors authorized the payment of dividends on the outstanding Class A common stock. Dividends of $200 per share have been declared and paid in each subsequent month and will continue until further action by the Board.

  Dividend restrictions are imposed by regulatory authorities on the insurance subsidiary in which the Company has a 96.5% or greater stock ownership interest. These restrictions are limited to the unassigned statutory surplus of the insurance subsidiary which totaled approximately $7,738,000 at September 30, 1998 (see Note 18).

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

18. STATUTORY ACCOUNTING:

  The Company's life insurance subsidiary is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Selected statutory and the GAAP financial statement balances for the life insurance subsidiary as of and for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                         Statutory     GAAP
                                                        ----------- -----------
   Stockholders' equity:
     1998.............................................. $50,893,450 $89,617,766
     1997..............................................  51,751,693  86,229,626
     1996..............................................  48,721,922  81,605,742
   Net income:
     1998.............................................. $ 2,651,629 $ 3,576,495
     1997..............................................   6,811,628   4,051,900
     1996..............................................   7,224,359   3,076,252
   Unassigned statutory surplus and retained earnings:
     1998.............................................. $ 7,738,450 $46,462,766
     1997..............................................   8,596,693  43,074,626
     1996..............................................   5,566,922  38,450,742

  Under applicable Washington State Insurance laws and regulations, the Company's life insurance subsidiary is required to maintain minimum levels of surplus, determined in accordance with statutory accounting practices, in the aggregate amount of $150,000. The Revised Code of Washington defines surplus as "the excess of statutory assets over statutory liabilities, accounting for the par value of capital stock as a liability." At September 30, 1998, the Company's life insurance subsidiary was in compliance with this requirement.

  The National Association of Insurance Commissioners (NAIC) recently completed the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project will likely change, to some extent, prescribed statutory accounting practices that insurance enterprises use to prepare their statutory financial statements. Written approval was received from the Insurance Department of the state of Washington to capitalize, through March 31, 1998, the underwriting fees charged to the life insurance subsidiary by Metropolitan and to amortize these fees as an adjustment of the yield on acquired receivables. Statutory accounting practices prescribed by the state of Washington do not describe the accounting required for this type of transaction. As of September 30, 1998, this permitted accounting practice increased statutory surplus by approximately $26,540,000 over what it would have been had prescribed practices disallowed this accounting treatment.

  The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The estimated RBC measure of the insurance subsidiary at September 30, 1998 was above the minimum standards.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

19. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

  The following table summarizes interest costs, net of amounts capitalized and income taxes paid during the years ended September 30, 1998, 1997 and 1996:

                                             1998         1997        1996
                                          -----------  ----------- -----------
   Interest, net of amounts capitalized.. $22,704,300  $22,588,759 $12,653,377
   Income taxes..........................   5,060,178    5,006,812   2,503,482

  Non-cash investing and financing activities of the Company during the years ended September 30, 1998, 1997 and 1996 are as follows:

                                             1998         1997        1996
                                          -----------  ----------- -----------
   Loans to facilitate the sale of real
    estate held.......................... $10,864,127  $18,604,263 $39,102,941
   Transfers between annuity products....  41,954,744   20,899,096  17,051,327
   Real estate held for sale and
    development acquired through
    foreclosure..........................  27,048,940   14,977,384  14,270,520
   Assumption of other debt payable in
    connection with the acquisition of
    real estate contracts and mortgage
    notes................................     690,093    1,638,727   3,633,657
   Change in net unrealized (losses)
    gains on investments, net............    (413,450)     723,854    (161,606)
   Transfer of investments from
    available-for-sale portfolio to
    trading securities portfolio.........               17,958,970
   Transfer of investment from held-to-
    maturity portfolio to available-for-
    sale portfolio.......................                           72,572,322

20. BUSINESS SEGMENT REPORTING:

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Information about the Company's separate business segments and in total as of and for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                      Property    Intersegment
                          Investing     Insurance    Development   Elimination       Total
                         ------------ -------------- -----------  -------------  --------------
September 30, 1998:
 Revenues............... $ 55,047,900 $   95,094,548 $17,051,189  $ (11,238,328) $  155,955,309
 Income (loss) from op-
  erations..............   11,890,255      6,062,643  (2,025,031)                    15,927,867
 Identifiable assets,
  net...................  408,340,047    944,943,849  66,876,206   (193,495,321)  1,226,664,781
 Depreciation and amor-
  tization..............    2,022,965        303,028   2,170,670                      4,496,663
 Capital expenditures...   17,957,462         76,377       6,125                     18,039,964
September 30, 1997:
 Revenues............... $ 46,236,369 $   96,621,416 $19,305,764  $  (7,028,883) $  155,134,666
 Income (loss) from op-
  erations..............   14,548,441      6,850,975  (6,536,228)                    14,863,188
 Identifiable assets,
  net...................  250,167,675    958,432,546  66,566,307   (162,777,068)  1,112,389,460
 Depreciation and amor-
  tization..............    1,528,939        223,848   4,985,608                      6,738,395
 Capital expenditures...    1,977,251         11,995                                  1,989,246
September 30, 1996:
 Revenues............... $ 37,093,527 $   92,893,077 $33,948,826  $  (7,063,061) $  156,872,369
 Income (loss) from op-
  erations..............    9,869,632      6,080,155  (3,567,973)                    12,381,814
 Identifiable assets,
  net...................  237,724,744  1,133,741,015  68,148,987   (156,955,928)  1,282,658,818
 Depreciation and amor-
  tization..............    1,388,222        181,093   3,048,349                      4,617,664
 Capital expenditures...    1,325,151         44,651                                  1,369,802

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

21. RELATED-PARTY TRANSACTIONS:

  During the years ended September 30, 1998, 1997 and 1996, the Company had the following related-party transactions with Summit Securities, Inc. (Summit) and other affiliates:

                                              1998        1997        1996
                                           ----------- ----------- -----------
   Real estate contracts and mortgage
    notes receivable and other receivable
    investments sold to Summit, OSL and
    Old West Annuity & Life Insurance
    Company (OWAL)........................ $36,268,548 $63,980,678 $45,734,241
   Direct reinsurance premiums ceded to
    OSL...................................  25,448,535  28,006,722
   Contract acquisition costs charged to
    Summit, OSL and OWAL on sale of real
    estate contracts and mortgage notes
    receivable and other receivable
    investments, including management
    underwriting fees.....................     899,999   3,384,572   1,753,206
   Service fees paid to Summit Property
    Development...........................   1,844,026   1,845,207   2,038,202
   Commissions and service fees paid to
    Metropolitan Investment Securities,
    Inc...................................   2,448,075   1,307,110     369,080
   Dividends paid to Summit on stock
    investments...........................     214,354     240,267     200,256
   Real estate contracts and mortgage
    notes receivable and other receivable
    investments purchased from Summit or
    its affiliates........................   9,350,960   3,815,973
   Servicing and collection fees charged
    by Metwest to Summit and its
    affiliates............................     500,832     341,000
   Note payable to Summit.................   2,560,000
   Interest paid on note payable to
    Summit................................      80,028

  At September 30, 1998 and 1997, the Company had payables due to affiliates of $10,829,461 and $741,518, respectively, related primarily to advance payments on receivable acquisitions and reinsurance transactions.

22. FAIR VALUE OF FINANCIAL INSTRUMENTS:

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

    Publicly Traded Investment Securities--Fair value is determined by quoted market prices.

    Non-Publicly Traded Investment Securities--Fair value is determined based upon quoted market prices for securities with similar characteristics and risks.

    Real Estate Contracts and Mortgage Notes Receivable--For receivables (excluding accrued interest receivable), the discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the loan. For residential mortgage notes, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data.

    Other Receivable Investments--The fair value of other receivable investments is based on the discounted value of contractual cash flows. the discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Futures Contracts--The fair value of futures contracts is determined by quoted market prices for settlement of the contracts.

    Mortgage Servicing Rights--The fair value of mortgage servicing rights is based on the discounted value of contractual servicing income using estimated prepayment rates of the related serviced receivables.

    Debenture Bonds and Debt Payable--The fair value of debenture bonds and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

    Other Financial Assets and Liabilities--The carrying amount of financial instruments in these classifications, including insurance policy loans approximates fair value. Policy loans are charged interest on a variable rate subject to current market conditions, thus carrying amounts approximate fair value.

  The estimated fair values of the following financial instruments as of September 30, 1998 and 1997 are as follows:

                                                                  1998
                                                        ------------------------
                                                          Carrying
                                                          Amounts    Fair Value
                                                        ------------ -----------
   Financial assets:
     Cash and cash equivalents........................  $ 31,733,362 $31,733,362
     Investments:
       Trading securities.............................    55,865,875  55,865,875
       Available-for-sale securities..................    25,988,789  25,988,789
       Held-to-maturity securities....................    83,036,525  86,396,021
     Real estate contracts and mortgage notes
      receivable (including futures contracts used for
      hedging purposes)...............................   603,821,211 649,257,843
     Other receivable investments.....................   200,773,533 213,276,722
     Mortgage servicing rights........................     6,292,375   6,292,375
   Financial liabilities:
     Debenture bonds--principal and compound interest.   195,469,708 200,884,219
     Debt payable--principal..........................   125,598,402 125,648,336

                                                                1997
                                                      -------------------------
                                                        Carrying
                                                        Amounts     Fair Value
                                                      ------------ ------------
   Financial assets:
     Cash and cash equivalents....................... $ 58,924,458 $ 58,924,958
     Investments:
       Trading securities............................   34,477,091   34,477,091
       Available-for-sale securities.................   36,621,351   36,621,351
       Held-to-maturity securities...................  113,730,535  112,711,688
     Real estate contracts and mortgage notes
      receivable.....................................  503,564,765  527,951,852
     Other receivable investments....................  164,534,354  170,809,066
   Financial liabilities:
     Debenture bonds--principal and compound
      interest.......................................  182,546,047  187,109,699
     Debt payable--principal.........................    4,885,218    4,934,939

  Limitations--The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES of these financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

23. EMPLOYEE BENEFIT PLANS:

  The Company sponsors a Retirement Savings Plan (the Plan), authorized under
Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 21 upon completion of six months of service in which he or she has completed 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages.

  The Company matches contributions equal to 50% of pre-tax contributions up to a maximum of 6% of compensation. This match is made only if the Company had a net profit during the preceding fiscal year. The Company's contributions to the Plan were approximately $224,000, $110,000 and $93,000 during the years ended September 30, 1998, 1997 and 1996, respectively.

24. SUBSEQUENT EVENTS:

  On November 24, 1998, the Company participated in a securitization transaction with its affiliates. The Company contributed real estate contracts and mortgage notes receivable with a face value of approximately $182,414,000 to the pool and realized a pre-tax gain of approximately $9,069,000.

  On December 29, 1998, the Company closed a securitization transaction of other receivable investments. The Company securitized other receivables with an aggregate future value of approximately $37,828,000 and realized a pre-tax gain of approximately $1,962,000.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

25. PARENT COMPANY ONLY FINANCIAL STATEMENTS:

  The condensed balance sheets of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan" or the "parent company") at September 30, 1998 and 1997 are as follows:

                                                         1998          1997
                                                     ------------  ------------
                      ASSETS
Cash and cash equivalents..........................  $  3,331,341  $  6,395,707
Investments........................................    32,022,744    28,186,682
Real estate contracts and mortgage notes receivable
 and other receivable investments, net.............   202,008,048    60,562,209
Real estate held for sale and development, net.....    53,726,746    68,816,344
Allowance for losses on real estate assets.........    (8,889,707)  (10,220,537)
Equity in subsidiary companies.....................    99,601,333    99,088,985
Land, buildings and equipment, net.................    26,660,321    10,280,724
Prepaid expenses and other assets, net.............    20,586,556    10,770,248
Accounts and notes receivable, net.................       524,796     7,836,274
Receivables from affiliates........................    18,483,277    19,210,838
                                                     ------------  ------------
  Total assets.....................................  $448,055,455  $300,927,474
                                                     ============  ============
                    LIABILITIES
Debenture bonds and accrued interest...............  $198,205,294  $185,213,688
Advances under line of credit......................   118,342,972
Debt payable.......................................    29,465,246    25,131,716
Accounts payable and accrued expenses..............    16,726,165     4,818,165
Deferred underwriting fee income...................    26,559,009    31,651,171
                                                     ------------  ------------
  Total liabilities................................   389,298,686   246,814,740
                                                     ============  ============
               STOCKHOLDERS' EQUITY
Preferred stock, $10 par (liquidation preference,
 $49,200,583 and $50,729,084, respectively)........    19,454,071    20,954,141
Common stock, Class A, $2,250 par..................       293,417       293,417
Additional paid-in capital.........................    18,580,051    18,596,231
Retained earnings..................................    21,109,849    14,536,114
Net unrealized losses on investments...............      (680,619)     (267,169)
                                                     ------------  ------------
Total stockholders' equity.........................    58,756,769    54,112,734
                                                     ------------  ------------
Total liabilities and stockholders' equity.........  $448,055,455  $300,927,474
                                                     ============  ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Metropolitan's condensed statements of income for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                            1998         1997         1996
                                         -----------  -----------  -----------
Revenues:
  Interest and earned discounts......... $17,587,674  $12,895,522  $ 8,303,775
  Fees, commissions, service and other
   income...............................  18,638,026   25,607,641   28,567,964
  Real estate sales.....................  17,822,870   18,127,105   23,499,363
  Net gains on investments and
   receivables..........................  14,194,350    8,211,741    2,357,010
                                         -----------  -----------  -----------
    Total revenues......................  68,242,920   64,842,009   62,728,112
                                         -----------  -----------  -----------
Expenses:
  Interest, net.........................  20,818,307   17,995,578   15,630,068
  Cost of real estate sold..............  17,298,334   19,118,802   22,266,024
  Provision for losses on real estate
   assets...............................   4,041,334    7,255,824    4,578,315
  Salaries and employee benefits........  14,413,335   12,396,324   12,085,532
  Other operating expenses..............   4,249,390    3,810,812    1,523,541
                                         -----------  -----------  -----------
    Total expenses......................  60,820,700   60,577,340   56,083,480
                                         -----------  -----------  -----------
Income from operations before income
 taxes and equity in net income of
 subsidiaries...........................   7,422,220    4,264,669    6,644,632
Income tax provision....................  (2,578,267)  (1,455,746)  (2,268,916)
                                         -----------  -----------  -----------
Income before equity in net income of
 subsidiaries...........................   4,843,953    2,808,923    4,375,716
Equity in net income of subsidiaries....   5,482,750    6,859,388    3,661,948
                                         -----------  -----------  -----------
Net income.............................. $10,326,703  $ 9,668,311  $ 8,037,664
                                         ===========  ===========  ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Metropolitan's condensed statements of cash flows for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                         1998           1997           1996
                                     -------------  -------------  ------------
   Cash flows from operating
    activities:
     Net income....................  $  10,326,703  $   9,668,311  $  8,037,664
     Adjustments to reconcile net
      income to net cash from
      operating activities.........    (17,815,622)   (40,384,815)   12,717,338
                                     -------------  -------------  ------------
       Net cash from operating
        activities.................     (7,488,919)   (30,716,504)   20,755,002
                                     -------------  -------------  ------------
   Cash flows from investing
    activities:
     Principal payments on real
      estate contracts and mortgage
      notes receivable and other
      receivable investments.......     26,532,257     18,604,302    12,480,667
     Proceeds from sales of real
      estate contracts and mortgage
      notes receivable and other
      receivable investments.......    208,388,900    153,354,821    24,297,171
     Acquisition of real estate
      contracts and mortgage notes
      and other receivable
      investments..................   (362,448,218)  (139,609,748)  (32,175,162)
     Proceeds from real estate
      sales........................      6,958,743      4,250,277     9,221,958
     Proceeds from sales of
      investments..................      1,094,788                    3,294,326
     Proceeds from maturities of
      investments..................        922,309      6,922,604     5,800,000
     Purchase of investments.......       (888,713)    (4,097,601)  (11,689,836)
     Additions to real estate held
      for sale and development.....    (11,814,327)   (21,681,182)  (17,191,856)
     Capital expenditures..........    (17,879,532)    (1,930,595)   (1,271,041)
     Net change in investment in
      and advances to subsidiaries.     20,195,480     11,164,783   (16,293,198)
                                     -------------  -------------  ------------
       Net cash from investing
        activities.................   (128,938,313)    26,977,661   (23,526,971)
                                     -------------  -------------  ------------
   Cash flows from financing
    activities:
     Net borrowings (repayments)
      from banks and others........    122,527,855     11,815,877     7,497,807
     Issuance of debenture bonds...     65,048,869     38,510,520     9,125,303
     Issuance of preferred stock...      2,027,737      2,222,893     2,135,714
     Repayment of debenture bonds..    (48,944,640)   (42,376,231)  (22,906,185)
     Cash dividends................     (3,888,536)    (4,112,988)   (3,868,148)
     Redemption and retirement of
      stock........................     (3,543,987)      (982,389)     (370,734)
     Receipt of contingent sale
      price for subsidiary sold to
      related party................        135,568        249,721
                                     -------------  -------------  ------------
       Net cash from financing
        activities.................    133,362,866      5,327,403    (8,386,243)
                                     -------------  -------------  ------------
   Net change in cash and cash
    equivalents....................     (3,064,366)     1,588,560   (11,158,212)
   Cash and cash equivalents at
    beginning of year..............      6,395,707      4,807,147    15,965,359
                                     -------------  -------------  ------------
   Cash and cash equivalents at end
    of year........................  $   3,331,341  $   6,395,707  $  4,807,147
                                     =============  =============  ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Non-cash investing and financing activities not included in Metropolitan's condensed statements of cash flows for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                             1998         1997        1996
                                          -----------  ----------- -----------
   Loans to facilitate the sale of real
    estate............................... $10,864,127  $13,976,828 $14,277,405
   Real estate acquired through
    foreclosure..........................   7,331,974    2,152,887     198,454
   Transfer of investments from
    available-for-sale portfolio to
    trading securities portfolio.........                  576,377
   Debt assumed with acquisition of real
    estate contracts and mortgage notes
    and debt assumed upon foreclosure of
    real estate contracts................      82,911      165,744
   Change in net unrealized gains
    (losses) on investments..............    (413,450)     723,854    (161,606)
   Increase in assets and liabilities
    associated with liquidation of
    subsidiary:
     Real estate contracts and mortgage
      notes
      receivable.........................                           30,052,954
     Real estate held for sale...........                           27,915,041
     Allowance for losses on real estate
      assets.............................                            1,107,129
     Land, building and equipment, net...                               15,518
     Other assets........................                            1,911,314
     Accounts receivable.................                            2,963,966
     Debt payable........................                               13,948
     Accounts payable and accrued
      expenses...........................                            2,759,214
     Investments in and advances to
      subsidiaries.......................                           58,978,502

  Accounting policies followed in the preparation of the preceding condensed financial statements of Metropolitan (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

  Metropolitan has a nonrecourse committed facility with NationsBanc Mortgage Capital Corporation in the authorized amount of $200,000,000, with interest at LIBOR plus 1%, maturing on March 24, 1999. The amount advanced at September 30, 1998 of $118,342,972, including accrued interest at 6.625% per annum, is collateralized by real estate contracts and mortgage notes receivable held for sale with a carrying value of approximately $122,129,000.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  At September 30, 1998 and 1997, Metropolitan's debt payable consists of the following:

                                                            1998        1997
                                                         ----------- -----------
   Revolving line of credit, interest at 8.75% per
    annum, due December 31, 1998; collateralized by
    certain of the Company's real estate contracts and
    mortgage notes.....................................  $14,000,000 $12,000,000
   Notes payable to Summit Securities, Inc., interest
    at 11.0% per annum; due on June 30, 1999;
    collateralized by $3,200,000 in structured
    settlement agreements..............................    2,560,000
   Reverse repurchase agreement with Seattle Northwest,
    interest at 5.57% per annum, due October 1, 1998;
    collateralized by $2,900,000 in U.S. Treasury
    bonds..............................................    2,892,750   2,896,375
   Real estate contracts and mortgage notes payable,
    interest rates ranging from 3% to 10.9%, due in
    installments through 2016; collateralized by senior
    liens on certain of the Company's real estate
    contracts, mortgage notes and real estate held for
    sale...............................................    9,931,661  10,220,242
   Accrued interest payable............................       80,835      15,099
                                                         ----------- -----------
                                                         $29,465,246 $25,131,716
                                                         =========== ===========

  Aggregate amounts of principal payments due on the parent company's debt payable are expected to be as follows:

    Fiscal Year
      Ending
   September 30,
   -------------
    1999........................................................... $19,974,000
    2000...........................................................     356,000
    2001...........................................................     364,000
    2002...........................................................     336,000
    2003...........................................................     368,000
   Thereafter......................................................   8,067,246
                                                                    -----------
                                                                    $29,465,246
                                                                    ===========

  At September 30, 1998 and 1997, Metropolitan's debenture bonds payable consisted of the following:

   Annual Interest Rates                                  1998         1997
   ---------------------                              ------------ ------------
   5% to 6%.......................................... $      1,000 $     64,000
   6% to 7%..........................................    7,854,000    5,366,000
   7% to 8%..........................................   46,504,000   49,022,000
   8% to 9%..........................................  117,332,000  100,665,000
   9% to 10%.........................................    1,867,000    2,084,000
   10% to 11%........................................    1,715,000    1,968,000
                                                      ------------ ------------
                                                       175,273,000  159,169,000
   Compound and accrued interest.....................   22,932,294   26,044,688
                                                      ------------ ------------
                                                      $198,205,294 $185,213,688
                                                      ============ ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Maturities of the parent company's debenture bonds are as follows:

    Fiscal Year
      Ending
   September 30,
   -------------
    1999.......................................................... $ 50,525,000
    2000..........................................................   41,426,000
    2001..........................................................    7,449,000
    2002..........................................................   33,555,000
    2003..........................................................   39,553,000
   Thereafter.....................................................   25,697,294
                                                                   ------------
                                                                   $198,205,294
                                                                   ============

  Metropolitan had the following related-party transactions with its various subsidiaries and affiliated entities:

                                               1998        1997        1996
                                            ----------- ----------- -----------
   Dividends received:
    Metropolitan Mortgage & Securities Co.
     of Alaska............................. $   892,000 $ 2,134,000 $ 1,243,950
    Western United Life Assurance Company..                             441,510
    Beacon Properties, Inc.................                             185,000
    Consumers Group Holding Co., Inc.......     526,000     962,580   1,880,450
    Broadmore Park Factory Outlet, Inc.....                 200,000      85,000
                                            ----------- ----------- -----------
                                            $ 1,418,000 $ 3,296,580 $ 3,835,910
                                            =========== =========== ===========
   Fees, commissions, service and other
    income................................. $17,453,679 $25,628,142 $26,969,251
   Interest income.........................   3,013,354     894,995   1,858,521

  Metropolitan charged various subsidiaries and affiliated entities for underwriting fees of $10,373,000 in 1998, $20,068,000 in 1997 and $29,362,000
in 1996 related to contracts sold to these entities. Amounts charged to subsidiaries are deferred and recognized as income over the estimated life of the contracts. Amounts amortized into service fee income were $10,121,720 in 1998, $17,432,885 in 1997 and $18,323,435 in 1996.

  The underwriting fees are based upon a yield requirement established by the purchasing entity. For contracts acquired to sell to Western United Life Assurance Co. (Western United), one of Metropolitan's subsidiaries, the yield is guaranteed by Metropolitan. In connection with its guarantee, Metropolitan has holdbacks of $4,892,000 and $9,528,000 at September 30, 1998 and 1997,
respectively.

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

                                             /s/ PricewaterhouseCoopers LLP
                                          -------------------------------------
                                               PricewaterhouseCoopers LLP

Spokane, Washington
November 20, 1998

                                                                      SCHEDULE I

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               September 30, 1998

            Column A                 Column B       Column C       Column D
          -------------           --------------  ------------ ----------------
                                                                  Amount At
                                    Amortized        Market      Which Shown
       Type of Investments             Cost          Value     on Balance Sheet
       -------------------        --------------  ------------ ----------------
FIXED MATURITIES
Investments:
  U.S. Government and Government
   Agencies and Authorities...... $   58,247,707  $ 59,776,527  $   58,349,463
  Corporate Bonds................     13,120,015    13,251,693      13,237,919
  Utility Bonds..................        999,273     1,003,108         999,273
  Mortgage and Asset Backed Bonds
   and Pass Through Certificates.     85,546,254    94,215,303      92,300,480
                                  --------------  ------------  --------------
TOTAL FIXED MATURITIES........... $  157,913,249  $168,246,631  $  164,887,135
                                  ==============  ============  ==============
Equity Securities................ $        1,592  $      4,054  $        4,054
                                  ==============  ============  ==============
Real Estate Contracts and
 Mortgage Notes Receivables...... $  614,178,323                $  614,178,323
Real Estate Held for Sale and
 Development (Including
 $44,506,871 Acquired in
 Satisfaction of Debt)...........     89,713,967                    89,713,967
                                  --------------                --------------
Total Real Estate Assets.........    703,892,290                   703,892,290
Less Allowances for Losses on
 Real Estate Assets..............    (11,000,618)                  (11,000,618)
                                  --------------                --------------
NET REAL ESTATE ASSETS........... $  692,891,672                $  692,891,672
                                  ==============                ==============
OTHER RECEIVABLE INVESTMENTS..... $  200,773,533                $  200,773,533
                                  ==============                ==============
OTHER ASSETS--POLICY LOANS....... $   18,271,784                $   18,271,784
                                  ==============                ==============
TOTAL INVESTMENTS................ $1,069,851,830                $1,076,828,178
                                  ==============                ==============

                                                                     SCHEDULE II

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended September 30, 1998, 1997, and 1996

                                            Additions   Deductions
                                           (Reductions)    and
                                Balance at  Charged to   Accounts    Balance
                                Beginning   Costs and    Written      at End
          Description            of Year     Expenses      Off       of Year
          -----------           ---------- ------------ ----------  ----------
Allowance for probable losses
 on real estate contracts and
 mortgage notes deducted from
 real estate assets in balance
 sheet
  1998......................... $9,491,116  $3,239,676  $4,052,203  $8,678,589
  1997.........................  7,945,561   4,051,975   2,506,420   9,491,116
  1996.........................  6,276,183   3,295,694   1,626,316   7,945,561
Allowance for probable losses
 on real estate held for sale
 from real estate assets in
 balance sheet
  1998......................... $2,835,982  $2,959,621  $3,473,574  $2,322,029
  1997.........................  2,247,023   4,079,126   3,490,167   2,835,982
  1996.........................  1,839,882   3,064,378   2,657,237   2,247,023
Allowance for losses on
 accounts and notes receivable
 deducted from other assets in
 balance sheet
  1998......................... $   66,974  $   72,000  $   20,846  $  118,128
  1997.........................    180,954      42,995     156,975      66,974
  1996.........................     77,039      70,500     (33,415)    180,954

                                                                    SCHEDULE III
                                                                     Page 1 of 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                         Future Policy
                              Deferred      Benefits                 Other
                               Policy    Losses, Claims          Policy Claims
                             Acquisition    and Loss    Unearned and Benefits
                                Cost        Expenses    Premiums    Payable
                             ----------- -------------- -------- -------------
September 30, 1998
 Life Insurance and
 Annuities.................. $67,167,185  $800,848,929   $  --      $  --
September 30, 1997
 Life Insurance and
 Annuities.................. $69,730,002  $825,368,988   $  --      $  --
September 30, 1996
 Life Insurance and
 Annuities.................. $71,932,884  $837,366,108   $  --      $  --

                                                                    SCHEDULE III
                                                                     Page 2 of 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                Benefits   Amortization
                                                 Claims    of Deferred
                                       Net     Losses and     Policy      Other
                         Premium   Investment  Settlement  Acquisition  Operating
                         Revenue     Income     Expenses      Costs      Expenses
                        ---------- ----------- ----------- ------------ ----------
September 30, 1998
 Life Insurance and
 Annuities............. $2,800,000 $62,452,734 $48,098,422 $10,000,000  $3,393,667
September 30, 1997
 Life Insurance and
 Annuities............. $3,000,000 $65,759,676 $50,454,970 $ 9,432,884  $3,635,756
September 30, 1996
 Life Insurance and
 Annuities............. $3,000,000 $65,560,704 $48,301,010 $ 9,140,559  $4,352,018

                                                                    SCHEDULE IV
                                                                    Page 1 of 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                             LOANS ON REAL ESTATE

                              September 30, 1998

  At September 30, 1998, the Consolidated Group held first priority liens associated with contracts and mortgage note receivables with a face value of approximately $615 million (99%) and second or lower priority liens of approximately $9 million (1%). Approximately 29% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 24% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 10% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 9% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 13% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables range principally from $15,000 to $300,000 with 96 real estate Receivables, aggregating approximately $53 million, in excess of this range. No individual contract or note is in excess of 0.4% of the total carrying value of real estate Receivables and less than 5% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 94% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 1998 is approximately 9.4%. Maturity dates range from 1998 to 2028.

                                                                                New
                                       Interest     Carrying     Delinquent   Account    Number of
                           Number of     Rates      Amount of     Principal  Principal  Non Accural
      Description         Receivables Principally  Receivables     Amount      Amount   Receivables
      -----------         ----------- ----------- -------------  ----------- ---------- -----------
RESIDENTIAL
First Mortgage greater
 than $100,000..........       945       6-13%    $ 150,451,934  $ 7,589,733 $1,623,481          8
First Mortgage greater
 than $50,000...........     1,984       6-13%      131,054,371    7,982,302        --         --
First Mortgage less
 than $50,000...........     7,730       6-13%      173,825,947   10,109,264        --         --
Second or Lower greater
 than $100,000..........         4        8-9%          455,540          --         --         --
Second or Lower greater
 than $50,000...........        14       7-10%        1,047,682          --         --         --
Second or Lower less
 than $50,000...........       219       6-13%        3,328,275      151,457        --         --
COMMERCIAL
First Mortgage greater
 than $100,000..........       265       6-13%       57,868,536    3,405,491        --         --
First Mortgage greater
 than $50,000...........       250       6-13%       17,772,894      724,282        --         --
First Mortgage less
 than $50,000...........       364       6-13%        9,480,915      454,429        --         --
Second or Lower greater
 than $100,000..........         6       8-10%        2,292,282      177,947        --         --
Second or Lower greater
 than $50,000...........         7       9-12%          553,297          --         --         --
Second or Lower less
 than $50,000...........        16       8-12%          530,875          --         --         --
FARM, LAND AND OTHER
First Mortgage greater
 than $100,000..........       115       8-13%       22,834,543    1,406,631    224,068          1
First Mortgage greater
 than $50,000...........       181       6-13%       12,343,223      218,562        --         --
First Mortgage less
 than $50,000...........     3,123       6-13%       39,211,108    1,679,952        --         --
Second or Lower greater
 than $100,000..........       --          --%              --           --         --         --
Second or Lower greater
 than $50,000...........         3       8-10%          224,849          --         --         --
Second or Lower less
 than $50,000...........        20       8-12%          274,866        9,950        --         --
Unrealized discounts,
 net of unamortized
 acquisition costs, on
 Receivables purchased
 at a discount..........                            (19,729,926)
Accrued Interest Receiv-
 able...................                             10,357,112
                                                  -------------  ----------- ----------
CARRYING VALUE..........                          $ 614,178,323  $34,000,000 $1,847,549
                                                  =============  =========== ==========

  The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

                                                                     SCHEDULE IV
                                                                     Page 2 of 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                              LOANS ON REAL ESTATE

                               September 30, 1998

  The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                                        Farm, Land,
                               Residential  Commercial     Other       Total
                                Principal    Principal   Principal   Principal
                               ------------ ----------- ----------- ------------
October 1998--September 2001.  $ 46,603,474 $13,932,981 $15,651,071 $ 76,187,526
October 2001--September 2003.    32,911,059   9,283,321   7,264,059   49,458,439
October 2003--September 2005.    31,569,559   8,913,569   7,920,438   48,403,566
October 2005--September 2008.    47,500,753  12,951,272   9,569,276   70,021,301
October 2008--September 2013.    73,473,113  17,654,657  13,190,462  104,318,232
October 2013--September 2018.    41,266,554   5,441,008   9,095,150   55,802,712
October 2018--Thereafter.....   186,839,237  20,321,991  12,198,133  219,359,361
                               ------------ ----------- ----------- ------------
                               $460,163,749 $88,498,799 $74,888,589 $623,551,137
                               ============ =========== =========== ============

                                                                     SCHEDULE IV
                                                                     Page 3 of 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                              LOANS ON REAL ESTATE

                               September 30, 1998

                                        For the Years Ended September 30, 1998
                                        --------------------------------------
                                            1998         1997         1996
                                        ------------ ------------ ------------
Balance at beginning of period......... $512,864,101 $650,933,330 $587,493,614
                                        ------------ ------------ ------------
Additions during period
New Receivables--cash..................  413,325,154  317,169,828  282,313,300
Loans to facilitate the sale of real
 estate held--non cash.................   10,864,127   18,604,263   39,102,941
Assumption of other debt payable in
 conjunction with acquisition of new
 Receivables--non cash.................      690,093    1,638,727    3,633,657
Increase in accrued interest...........    3,605,376    2,231,416    2,109,831
                                        ------------ ------------ ------------
Total additions........................  428,484,750  339,644,234  327,159,729
                                        ------------ ------------ ------------
Deductions during period
Collections of principal--cash.........  113,702,441  100,359,493  107,702,333
Cost of Receivables sold...............  183,952,437  361,009,441  141,636,670
Foreclosures--non cash.................   29,515,650   16,344,529   14,381,010
                                        ------------ ------------ ------------
Total deductions.......................  327,170,528  477,713,463  263,720,013
                                        ------------ ------------ ------------
Balance at end of period............... $614,178,323 $512,864,101 $650,933,330
                                        ============ ============ ============

                                                                      SCHEDULE V

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     SUPPLEMENTARY REINSURANCE INFORMATION

                                                    Assumed               Percentage
                                        Ceded to     From                 of Amount
                            Gross        Other       Other       Net       Assumed
       Year Ended           Amount     Companies   Companies    Amount      to Net
       ----------        ------------ ------------ --------- ------------ ----------
September 30, 1998
  Life Insurance in
   Force................ $308,191,000 $ 47,653,000    $--    $260,538,000     --
  Premiums
    Life Insurance...... $  3,123,104 $    323,104    $--    $  2,800,000     --
September 30, 1997
  Life Insurance in
   Force................ $330,205,000 $ 52,328,000    $--    $277,877,000     --
  Premiums
    Life Insurance...... $  3,352,311 $    352,311    $--    $  3,000,000     --
September 30, 1996
  Life Insurance in
   Force................ $354,371,000 $ 58,679,000    $--    $295,692,000     --
  Premiums
    Life Insurance...... $  3,354,830 $    354,830    $--    $  3,000,000    --