Form 10-Q
period 1998-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1999-02-22
CIK 65384

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 1998

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

      Common "A": 130 shares at January 31, 1999.
      Common "B":   0 shares at January 31, 1999.

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of December 31, 1998 and September 30, 1998 (unaudited)

      Condensed Consolidated Statements of Income
      Three Months Ended December 31, 1998 and 1997 (unaudited)

      Consolidated Statements of Comprehensive Income
      Three Months Ended December 31, 1998 and 1998 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1998 and 1997 (unaudited)

      Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           December 31,     September 30,
                                               1998              1998
                                          ______________    ______________
ASSETS
  Cash and Cash Equivalents               $  106,889,738    $   31,733,362
  Investments
    Trading Securities, at market             84,269,370        55,865,875
    Available-for-Sale Securities, at
      market                                  28,523,554        25,988,789
    Held-to-Maturity Securities, at
      amortized cost (market value
      $80,420,964 and $86,396,021)            77,992,645        83,036,525

  Accrued Interest on Investments         _____1,808,868    _____1,646,527

      TOTAL CASH AND INVESTMENTS          ___299,484,175    __ 198,271,078

  Real Estate Contracts and Mortgage
    Notes and Other Receivables              604,649,375       692,822,886
  Real Estate Contract Securities,
    pledged to NationsBanc Mortgage
    Capital Corp.                             29,630,736       122,128,970
  Real Estate for Sale and Development,
    Including Foreclosed Real Estate          89,886,868        89,713,967
                                          ______________    ______________
  Total Receivables and Real Estate
    Assets                                   724,166,979       904,665,823
  Less Allowance for Losses                  (10,412,277)      (11,000,618)
                                          ______________    ______________
      NET RECEIVABLES AND REAL ESTATE
         ASSETS                              713,754,702       893,665,205
                                          ______________    ______________
  Deferred Acquisition Costs, Net             69,495,368        71,262,489
  Land, Building and Equipment - net
    of accumulated depreciation               26,076,708        25,889,102
  Mortgage Servicing Rights, Net               8,303,147         6,292,375
  Other Assets, net of allowance              35,555,327        31,284,532
                                          ______________    ______________
      TOTAL ASSETS                        $1,152,669,427    $1,226,664,781
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           December 31,     September 30,
                                               1998              1998
                                          ______________    ______________
LIABILITIES
  Life Insurance and Annuity Reserves     $  796,679,167    $  800,848,929
  Debenture Bonds                            200,257,134       198,205,294
   Advances under line of credit                  28,495,434       118,342,972
  Other Debt Payable                          20,122,528         7,359,339
  Accounts Payable and Accrued Expenses       19,026,157        18,687,539
  Deferred Income Taxes                       23,904,346        22,725,052
  Minority Interest in Consolidated
    Subsidiaries                               1,728,147         1,738,887
                                          ______________    ______________
    TOTAL LIABILITIES                      1,090,212,913     1,167,908,012
                                          ______________    ______________
STOCKHOLDERS' EQUITY
  Preferred Stock, Series A, B, C, D,
    E Cumulative with Variable Rate,
    $10 Par Value, Authorized 8,325,000,
    issued 1,935,141 Shares and
    1,945,407 Shares (Liquidation
    Preference $49,478,075 and
    $49,200,583, respectively)                19,351,412        19,454,071
  Class A Common Stock-Voting, $2,250
    par value, authorized 222 shares,
    issued 130 shares                            293,417           293,417
  Additional Paid-In Capital                  18,961,398        18,580,051
  Retained Earnings                           24,668,656        21,109,849
  Accumulated other comprehensive income        (818,369)         (680,619)
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY                62,456,514        58,756,769
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $1,152,669,427    $1,226,664,781
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Three Months Ended
                                                     December 31,
                                                 1998             1997
                                             ____________     ____________
REVENUES
  Insurance Premiums Earned                  $    675,000     $    700,000
  Interest and Earned Discounts                22,546,428       22,223,453
  Real Estate Sales                             7,782,847        9,023,915
  Fees, Commissions, Service and Other
    Income                                      1,748,935        1,780,820
  Investment Gains (Losses), Net                 (302,957)       4,153,476
  Realized Gains on Sales of Receivables       11,645,525           98,390
                                             ____________     ____________
    TOTAL REVENUES                             44,095,778       37,980,054
                                             ____________     ____________
EXPENSES
  Insurance Policy and Annuity Benefits        10,951,812       12,265,107
  Interest Expense                              5,751,035        4,064,642
  Cost of Real Estate Sold                      7,520,227        8,457,734
  Provision for Losses on Real Estate
    Assets                                      2,157,402        1,766,034
  Salaries and Employee Benefits                5,270,422        4,083,797
  Commissions to Agents                         1,202,119        1,958,130
  Other Operating and Underwriting
    Expenses                                    2,646,962        1,548,582
Decrease in Deferred Acquisition Costs          1,745,899          409,102
                                             ____________     ____________
    TOTAL EXPENSES                             37,245,878       34,553,128
                                             ____________     ____________
Income Before Income Taxes and
  Minority Interest                             6,849,900        3,426,926
Provision for Income Taxes                     (2,398,141)      (1,158,582)
                                             ____________     ____________
Income Before Minority Interest                 4,451,759        2,268,344
(Income) Loss of Consolidated Subsidiaries
  Allocated to Minority Stockholders               10,740          (29,940)
                                             ____________     ____________
Net Income                                      4,462,499        2,238,404
Preferred Stock Dividends                        (825,448)        (988,271)
                                             ____________     ____________
INCOME APPLICABLE TO COMMON STOCKHOLDERS     $  3,637,051     $  1,250,133
                                             ============     ============
Basic and Diluted Income per Share
Applicable to Common Stockholders            $     27,977     $      9,616
                                             ============     ============
Weighted Average Number of shares of Common
Stock Outstanding                                     130              130
                                             ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.
         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                  Three Months Ended
                                                     December 31,
                                                 1998             1997
                                             ____________     ____________

  NET INCOME                                 $  4,462,499     $  2,238,404

  OTHER COMPREHENSIVE LOSS, BEFORE INCOME
    TAXES:
Change in unrealized losses on
investments                                      (208,712)        (398,264)
Less deferred income tax benefit                  (70,962)        (135,409)
                                             ____________     ____________
  Net other comprehensive income (loss)          (137,750)        (262,855)
                                             ____________     ____________
  Comprehensive income                       $  4,324,749     $  1,975,549
                                             ============     ============


      The accompanying notes are an integral part of the condensed consolidated financial statements.
METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          Three Months Ended December 31,
                                               1998              1997
                                          ______________    ______________
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    $  (24,641,818)   $    5,421,022
                                          ______________    ______________
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal Payments on Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                         30,842,794        33,963,548
  Proceeds From Real Estate Sales              6,418,501         5,833,371
  Proceeds From Investment Maturities         13,665,167         4,213,283
  Proceeds from Sale of Available-for-
    Sale Securities                            2,991,773         1,770,168
  Purchase of Available-for-Sale
    Securities                               (14,676,712)
  Proceeds From Sale of Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                        276,825,258        11,407,020
  Acquisition of Real Estate Contracts
    and Mortgage Notes and Other
    Receivables                             (121,133,043)     (109,894,173)
  Additions to Real Estate Held               (3,907,172)       (4,070,583)
  Capital Expenditures                          (365,174)      (12,302,770)
                                          ______________    ______________
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                   190,661,392       (69,080,136)
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change Short Term Borrowings From
    Brokers and Banks                        (77,342,288)       53,161,607
  Receipts From Life and Annuity              41,747,096        14,801,881
Products
  Withdrawals on Life and Annuity
    Products                                 (25,551,057)      (31,283,358)
  Ceding of Life and Annuity Products to
    Reinsurers, Net                          (30,053,218)          678,868
  Repayment to Banks and Others                  (65,881)         (201,627)
  Issuance of Debenture Bonds                  8,065,511        13,685,931
  Issuance of Preferred Stock                    452,694           541,239
  Repayment of Debenture Bonds                (7,038,357)      (12,072,693)
  Cash Dividends                                (903,692)         (988,271)
  Redemption of Preferred Stock                 (174,006)         (239,395)
                                          ______________    ______________
NET CASH  PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                   (90,863,198)       38,084,182
                                          ______________    ______________
Net Change in Cash and Cash Equivalents       75,156,376       (25,574,932)
Cash and Cash Equivalents at Beginning
  of Period                                   31,733,362        58,924,958
                                          ______________    ______________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $  106,889,738    $   33,350,026
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1998, and the results of operations for the three months ended December 31, 1998 and 1997 and the cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1998 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1998 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $35,600,000 at December 31, 1998 and $34,000,000 at September 30, 1998.

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

5. In November, 1998, the Company and its subsidiary Western United Life Assurance Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $194.4 million of receivables, with $182.4 million provided by the Company and WULA, were sold in the securitization. The Company and WULA recorded approximately $8.8 million in pre-tax gains from their portion of the sale. In December, 1998, the Company participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million in structured settlements at amortized costs, with $21.8 million provided by the Company, were sold in the securitization. The Company recorded approximately $1.4 million in pre-tax gains from its portion of the sale.

6. On November 14, 1997, the Company acquired an approximately 200,000 square foot office building located at 601 West First Avenue, Spokane, Washington, approximately three blocks from the current headquarters. Purchase price was approximately $11.7 Million with remodel costs estimated at an additional $5 Million. Approximately 50% of the building is currently leased by other tenants.

7. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.



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

Significant First Quarter Transactions:

        In November 1998, Metropolitan Mortgage & Securities Co., Inc. (Metropolitan or the Company) and its subsidiary Western United Life Assurance Company (WULA) participated as two of four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding II, Inc, an affiliated company. Approximately $194.4 million of receivables, with $182.4 million provided by Metropolitan and WULA, were sold in a securitization transaction with proceeds, after costs, of approximately $199.3 million, which $187.0 million was allocated to Metropolitan and WULA. With an amortized carrying value of approximately $178.2 million in the receivables sold in the securitization, Metropolitan and WULA recorded approximately $8.8 million in pre-tax gains from their portion of the sale. The gain included approximately $2.5 million associated with the estimated fair value of the mortgage servicing rights retained on the pool.

      In December 1998, Metropolitan participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million of structured settlements at amortized cost, with $21.8 million provided by Metropolitan, were sold with proceeds, after costs, of approximately $39.7 million, of which $23.2 million was allocated to Metropolitan. With an amortized carrying value of approximately $21.8 million in the structured settlements sold in the securitization, Metropolitan recorded approximately $1.4 million in pre-tax gains from their portion of the sale.

Financial Condition and Liquidity:

       As of December 31, 1998, the Company had cash or cash equivalents of $106.9 million and liquid investments (trading or available-for-sale securities) of $112.8 million compared to $31.7 million in cash and cash equivalents and $81.9 million in liquid investments at September 30, 1998. Management believes that cash and cash equivalents and other liquidity provided by investments and available lines of credit, along with the Company's ability to securitize real estate collateralized receivables, are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. Total cash and investments at December 31, 1998, including held-to-maturity securities, were $299.5 million as compared to $198.3 million at September 30, 1998. During the three month period ended December 31, 1998, approximately $24.6 million were used in operating activities. The primary reason for the use of funds in operating activities was the acquisition of approximately $34.0 million of trading securities. Funds provided by investing activities of $190.7 million were primarily the result of sale proceeds and collections of receivables of $307.7 million, proceeds from the sale of real estate of $6.4 million and sales and maturities of investments of $16.7 million, exceeding the $121.1 million of new receivable acquisitions, additions to real estate held of $3.9 million and purchase of available-for-sale securities of $14.7 million. Funds used in financing activities of $90.9 million were primarily the result of decreases in short-term borrowings of $77.3 million and the net ceding of annuity products to reinsurers of $30.1 million, which exceeded the $1.0 million net cash inflow from debentures sales less maturities, the net cash inflow of $16.2 million in life and annuity products, and payment of cash dividends of $900,000.

       The receivable portfolio totaled $634.3 million at December 31, 1998 compared to $815.0 million at September 30, 1998. During the three months ended December 31, 1998, the decrease primarily resulted from the principal collections on receivables of $30.8 million, reduction for the cost basis of receivables sold of $265.2 million and reductions due to foreclosed receivables of approximately $6.3 million, exceeding the acquisition of receivables totaling $121.1 million plus an additional $1.4 million in loans to facilitate the sale of real estate.

       Real estate held for sale and development increased slightly to $89.9 million at December 31, 1998 from $89.7 million at September 30, 1998. For the three months ended December 31, 1998, real estate additions of $10.2 million, including $6.3 million of foreclosed receivables, were offset by costs of real estate sold of $7.5 million, depreciation of $1.5 million and charge-offs to the allowance for losses of $1.0 million.

      Life insurance and annuity policy reserves decreased $4.2 million during the three months ended December 31, 1998 to approximately $796.7 million from $800.8 million at September 30, 1998. This decrease was the result of withdrawals in the amount of $25.6 million and net reinsurance ceded of $30.0 million exceeding credited earnings of $9.7 million and receipts from sales of new life and annuity products of $41.7 million. Net debenture bonds outstanding increased by $2.1 million to $200.3 million at December 31, 1998 from $198.2 million at September 30, 1998. Net cash inflow from issuance less maturities of debentures was approximately $1.1 million plus an additional $1.0 million increase in credited interest held. Additionally, the Company had cash flow, net of redemptions, of approximately $.3 million from the reinvestment of preferred stock dividends during the three months ended December 31, 1998. During the three month period ended December 31, 1998, the Company had a net decrease in short-term borrowings of $77.3 million to an approximate outstanding amount of $46.5 million on December 31, 1998. The reduction was primarily the result of the securitization of receivables of which portions of the proceeds were used to payoff a line of credit collateralized in part by loans sold in the securitization.

       Total assets decreased by $74.0 million to $1,152.7 million at December 31, 1998 from $1,226.7 million at September 30, 1998. During the three-month period, the Company primarily used existing cash, cash flow from its receivable investment portfolio and cash flow from receivable securitizations to decrease its short-term borrowings and to increase its securities investment portfolio. At December 31, 1998, the Company had net unrealized losses on securities available-for-sale in the amount of $818,000 as compared to unrealized losses of $681,000 at September 30, 1998. Net unrealized losses on securities available-for-sale is presented as accumulated other comprehensive loss.


Results of Operations:

      The Company recorded net income before preferred dividends for the three months ended December 31, 1998 of $4,462,000 compared to $2,238,000 in the prior year's period. Comparing the current year's three month period with the prior year's similar period, the increase in gains on the sale of receivables completely offset increases in the provision for losses on real estate assets, increases in salaries, commissions and benefits, a small decrease in the net interest spread, a decrease in gains from the sale of real estate, a loss on investment securities and increased other operating expenses.

      For the three-month period ended December 31, 1998, the Company reported a positive spread on its interest sensitive assets and liabilities of $6.5 million as compared to $6.6 million in the prior year's period. The slight decrease was primarily the result of a decrease in the receivable portfolio and the larger cash position of the Company, primarily the result of recent securitizations. After securitizations it often takes the Company a few months to reinvest the proceeds in new receivable investments. While there has been some contraction in the portfolio investments earnings rate in the current year's period, the Company has also experienced reduced renewal rates on some of its life and annuity policies and has used short-term borrowings with a lower interest cost in an effort to maintain its level of net interest spread. Currently, the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally, the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates. Thus, a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities presently reprice faster than its assets.

       During the three months ended December 31, 1998, the Company realized net gains on sales of receivables of $11.6 million as compared to $98,000 in the prior year's period. The increase resulted primarily from a real estate receivable securitization in November 1998 and a structured settlement securitization in December 1998. The Company did not complete any securitizations during the prior year's similar period.

       During the three months ended December 31, 1998, the Company realized net losses on investments of $303,000, including mark-to-market adjustments on trading securities, compared to net gains of $4.2 million in the prior year's period. The current period net loss includes both sales gains and mark-to-market losses as higher interest rates and increased spreads to treasuries have decreased the valuation of the trading securities, which primarily consists of the Company's retained interests in residual certificates associated with securitizations. The prior year's gain was primarily the result of reduced interest rates and tightening of spreads to treasuries which increased the fair value of the Company's trading securities. The Company realized gains of $263,000 on sales of $7.8 million of real estate in the current year's period compared to gains of $567,000 on sales of $9.0 million in the prior year. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

             In the three months ended December 31, 1998, the Company made provisions for losses on receivables and real estate assets of approximately $2.2 million as compared to $1.8 million in the prior year's period. The increased provision is the result of an increase in the real estate asset portfolio; in particular the Company's portfolio of repossessed properties. The increase in reserves and valuation accounts was based upon updated appraisals on delinquent receivables, appraisals or fair market valuations of newly acquired repossessed properties and a slight increase in overall delinquency rates. The Company has experienced increased receivable delinquency rates when comparing the current year's period with the prior year's period; however, a stable to improving real estate market has generally offset any significant effects of the delinquency rate increases.

       In the three months ended December 31, 1998, the Company has incurred increases in other operating expenses including decreases in deferred acquisition costs related to its insurance business. Of the $1.1 million increase in other operating expenses, the significant increase came from additional depreciation and amortization expenses of $900,000 associated principally with the Company's new headquarters building. Additionally, in the current year's period the Company experienced a larger decrease in deferred acquisition costs related to its insurance business as increased amortization and reduced capitalization resulted in a $1.3 million expense increase.


New Accounting Rules:

       In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS 130 as of October 1, 1998. The application of SFAS 130 did not have a material effect on the Company's net income or stockholders' equity. The Statement of Comprehensive Income for the three months ended December 31, 1997 has been presented to conform to SFAS 130.

       In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS
131) was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business
Enterprise," but retains the requirement to report information about major customers. The Company adopted this standard as of October 1, 1998; however, this standard does not require interim period disclosures in the initial year of adoption.

      In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years after December 15, 1998. The Consolidated Group does not believe that the application of SOP 97-3 will have a material effect on its consolidated financial statements.

       In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999, however, earlier application is encouraged as of the beginning of any fiscal quarter. The Consolidated Group has not yet determined the effect of the application of this statement on its consolidated financial statements.

       In October 1998, Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Banking Enterprise" ("SFAS 134"), was issued. SFAS 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Consolidated Group has not yet determined the effect of the application of this statement on its consolidated financial statements

Year 2000 Disclosure

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

      Inventory - Identify all internal and external systems and services that may utilize date sensitive information.

      Assessment - Determine whether each system or service meets the Consolidated Group's definition of Year 2000 Compliance and assess the potential business impact of non-compliance.

      Renovation - Modify and/or replace any systems or services that do not satisfy the Consolidated Group's definition of Year 2000 Compliance.

      Certification - Obtain certification that each system or service meets the definition of compliance.

      Training - Develop and implement any training and procedural changes to ensure correct data-entry.

      Contingency Planning - Develop and implement contingency plans against possible failures.

      The plan includes a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases have overlapping timelines and are therefore progressing simultaneously, therefore the status of progress on any particular phase is difficult to assess at any point in time. The Year 2000 task force generally meets weekly to coordinate its efforts as well as to monitor progress.

      The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group intends to engage a third party to provide an external evaluation of its Year 2000 plan and the status of the preparations of the Consolidated Group at that time.

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

      The Consolidated Group has begun the development of a Year 2000 contingency plan to address potential Year 2000 related failures. There can be no assurance that this contingency plan or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

      Expected Costs of Remediation

      Prior to fiscal 1998, the Consolidated Group did not track Year 2000 related costs. The Consolidated Group and its affiliates had developed a Year 2000 budget of approximately $1.3 million for the fiscal year commencing October 1, 1998. Certain of these costs will be charged to or reimbursed by the affiliated companies, and certain of these costs will be paid by the Consolidated Group with respect to their respective costs associated with the Year 2000 action plan. The predominant components of both past and future costs consist of soft costs related to employee time and resource allocations rather than direct costs such as the acquisition of new software.

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

      unavailability of electrical power or telecommunication systems supplied by third parties;

      inability of obligors on the Receivables to access their funds to make required payments;

      inability of the mail systems or wire transfer systems performed by third parties to deliver such payments;

      inability of banks to process those payments;

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Consolidated Group is in a "liability sensitive" position in that it interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease, thus rising interest rates will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve, thus falling interest rates will have a positive impact on results of operations. As with the impact on operations from changes in interest rates, the Consolidated Group's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group continually monitors the sensitivity of net interest income and NPV to changes in interest rates. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Any computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of certificates, and should not be relied upon as indicative of actual future results.

      The Company believes that there has not been a material change in its market risk since the end of its last fiscal year.

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

                3(b). Amendment to Articles of Incorporation dated November 5, 1991 (Exhibit 3(c) to Registration No. 33-40220).

                3(c). Amendment to Articles of Incorporation dated September 20, 1992 (Exhibit 3(c) to Metropolitan's Annual Report on Form 10-K for fiscal 1992).

                3(d). Restated Bylaws as amended to December 26, 1995 (Exhibit 3(e) to Metropolitan's Annual Report on Form 10-K for fiscal 1995).

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

                10(d). Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company (Exhibit 10(d) for the fiscal year ended September 30, 1998.

                11. Statement indicating Computation of Per-Share Earnings (see Condensed Consolidated Financial Statements).

                *27.     Financial Data Schedule

                *Filed herewith.

      (b)   Reports on Form 8-K

            On December 4, 1998 a Report on Form 8-K was filed reporting that on November 24, 1998 Metropolitan and WULA sold through a securitization approximately $182.4 Million in first lien mortgage loans.
                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 22nd day of February, 1999 on its behalf by the undersigned, thereunto duly authorized.

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