Form 10-Q
period 1999-03-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1999-05-19
CIK 65384

FORM 10-Q
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31,
1999

                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________ to
____________

         Commission file number ____________

           METROPOLITAN MORTGAGE & SECURITIES CO.,
INC.
    (Exact name of registrant as specified in its
                      charter)

          WASHINGTON                             91-
0609840
 (State or other jurisdiction of            (I.R.S.
  Employer incorporation or organization)
  Identification No.)

       601 W. 1ST AVENUE, SPOKANE, WASHINGTON   99201-
         5015 (Address of principal executive
         offices)  (Zip Code)

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

     Indicate by check mark whether the registrant
has filed all documents and reports required to be
filed by Sections 12, 13 or
15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under
a plan confirmed by a court. Yes / / No / /   N/A.
     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of
each of the issuer's classes of common stock, as
of the latest practicable date.
     Common "A": 130 shares at April 30, 1999.
 Common "B":   0 shares at April 30, 1999.

          METROPOLITAN MORTGAGE &
                              SECURITIES
                              CO., INC.
                              INDEX

                 PART I - FINANCIAL
INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets
     As of March 31, 1999 and September 30, 1998
(unaudited)

     Condensed Consolidated Statements of Income
  Three and Six Months Ended March 31, 1999 and
                      1998
      (unaudited)

     Consolidated Statements of Comprehensive
Income
     Three and Six Months Ended March 31,
     1999 and 1998 (unaudited)

  Condensed Consolidated Statements of Cash
                    Flows
     Six Months Ended March 31, 1999 and 1998

     (unaudited) Notes to Condensed

     Consolidated Financial Statements

                 PART I - FINANCIAL

                 INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

  METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
              SUBSIDIARIES CONDENSED CONSOLIDATED
              BALANCE SHEETS
                    (UNAUDITED)

                                     March 31,
September 30,
                                        1999
1998
                                   _____________
                                   _____________ _
                                   _
ASSETS
 Cash and Cash Equivalents         $              $
                                   15,741,942     31,733,362
 Investments
   Trading Securities, at market
                                   42,520,506     55,865,875
   Available-for-Sale Securities,
at
     market                        141,660,641    25,988,789
   Held-to-Maturity Securities,
at
     amortized cost (market value
     $71,791,661 and $86,396,021)  72,279,667     83,036,525

 Accrued Interest on Investments   _____1,607,05
                  _____1,646,52
                                   1              7
     TOTAL CASH AND INVESTMENTS    ___273,809,80
__
                                   7              198,271,078

 Real Estate Contracts and
Mortgage
   Notes and Other Receivables     636,095,494    692,822,886
 Real Estate Contract Securities,
   pledged to NationsBanc
   Mortgage Capital Corp.
                                                  122,128,970
 Real Estate for Sale and
Development,
   Including Foreclosed Real       89,917,850     89,713,967
Estate
                                   _____________
                                   _____________ _
                                   _
 Total Receivables and Real
Estate
   Assets                          726,013,344
904,665,823
 Less Allowance for Losses
                                   (10,716,168)
(11,000,618)
                                   _____________
                                   _____________ _
                                   _
     NET RECEIVABLES AND REAL
ESTATE
       ASSETS                      715,297,176
893,665,205
                                   _____________
                                   _____________ _
                                   _
 Deferred Acquisition Costs, net
                                   68,480,936
71,262,489
 Land, Building and Equipment -
net
   of accumulated depreciation     26,063,582
25,889,102
 Mortgage Servicing Rights, net
                                   9,258,361
6,292,375
 Other Assets, net of allowance
                                   38,664,036
31,284,532
                                   _____________
                                   _____________ _
                                   _
     TOTAL ASSETS                  $1,131,573,89
$1,226,664,78
                                   8              1
                                   =============
                                   ============= =
                                   =

The accompanying notes are an integral part of the condensed consolidated financial statements.

  METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
              SUBSIDIARIES CONDENSED CONSOLIDATED
              BALANCE SHEETS
                    (UNAUDITED)

                                     March 31,
September 30,
                                        1999
1998
                                   _____________
                                   _____________ _
                                   _
LIABILITIES
 Life Insurance and Annuity        $              $
Reserves                           805,611,113
800,848,929
 Debenture Bonds
                                   198,811,287
198,205,294
   Advances under line of credit
                                                  118,342,972
 Other Debt Payable
                                   16,810,663     7,359,339
 Accounts Payable and Accrued
Expenses                           21,352,155     18,687,539
 Deferred Income Taxes
                                   14,512,503     22,725,052
 Minority Interest in
Consolidated
   Subsidiaries                    2,027,097      1,738,887
                                   _____________
                                   _____________ _                    _
   TOTAL LIABILITIES
                                   1,059,124,818
                                   1,167,908,012
                                   _____________
                                   _____________ _                    _
STOCKHOLDERS' EQUITY
   Preferred Stock, Series A, B, C,
D,
   E Cumulative with Variable
Rate,
   $10 Par Value, Authorized
8,325,000
   shares issued 1,938,203 and
   1,945,407 shares (Liquidation   19,382,030     19,454,071
   Preference $49,893,160 and
   $49,200,583, respectively)
 Class A Common Stock-Voting,
$2,250
   par value, authorized 222
shares,                            293,417
293,417
   issued 130 shares
 Additional Paid-In Capital
                                   19,349,918
18,580,051
 Retained Earnings
                                   37,166,631
21,109,849
 Accumulated other comprehensive
loss                               (3,742,916)
(680,619)
                                   _____________
                                   _____________ _                    _
   TOTAL STOCKHOLDERS' EQUITY
                                   72,449,080
58,756,769
                                   _____________
                                   _____________ _                    _
   TOTAL LIABILITIES AND
STOCKHOLDERS'                      $1,131,573,89
$1,226,664,78
     EQUITY                        8              1
                                   =============
                                   ============= =                    =

The accompanying notes are an integral part of the condensed consolidated financial statements.
          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
                   SUBSIDIARIES CONDENSED CONSOLIDATED
                   STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           Three Months Ended         Six Months
                                                Ended      March 31,
                                                March 31,
                                          1999         1998         1999
1998
                                      ____________  ___________  ___________
                                                    ___________ _
                                                    _            _
REVENUES
 Insurance Premiums Earned            $    675,000  $            $            $
                                                    700,000      1,350,000    1,400,000
 Interest and Earned Discounts          21,729,174
                                                    23,706,733   44,275,602   45,930,186
 Real Estate Sales                      10,516,226
                                                    6,014,128    18,299,073   15,038,043
 Fees, Commissions, Service and
Other                                    2,265,573
   Income                                           1,667,923    4,014,508    3,448,743
 Investment Gains (Losses), Net
                                      (2,830,236)   2,309,758    (3,133,193)
6,463,234
 Realized Gains on Sales of              8,021,374
Receivables                                         212,819      19,666,899   311,209
                                      ____________  ___________  ___________
                                                    ___________ _             _   _
   TOTAL REVENUES                       40,377,111
                                                    34,611,361   84,472,889   72,591,415
                                      ____________  ___________  ___________
                                                    ___________ _             _   _
EXPENSES
 Insurance Policy and Annuity           11,734,687
Benefits                                            12,162,952   22,686,499   24,428,059
 Interest Expense                        4,973,089
                                                    5,093,247    10,724,124   9,157,889
 Cost of Real Estate Sold               10,188,367
                                                    5,769,929    17,708,594   14,227,663
 Provision for Losses on Real
Estate                                   3,482,406
   Assets                                           932,769      5,639,808    2,698,803
 Salaries and Employee Benefits          5,675,209
                                                    4,301,927    10,945,631   8,385,724
 Commissions to Agents                   2,132,245
                                                    2,302,027    3,334,364    4,260,157
 Other Operating and Underwriting
   Expenses                              1,365,265
                                                    1,677,123    4,012,227    3,225,705
  Decrease in Deferred Acquisition       1,157,806
Costs                                               242,085      2,903,705    651,187
                                      ____________  ___________  ___________
                                                    ___________ _             _   _
   TOTAL EXPENSES                       40,709,074
                                                    32,482,059   77,954,952   67,035,187
                                      ____________  ___________  ___________
                                                    ___________ _             _   _
Income (Loss) Before Income Taxes
and
Minority Interest                    (331,963)     2,129,302    6,517,937
                                5,556,228
Income taxes Benefit (Provision)        14,110,133
                                                    (733,190)    11,711,992   (1,891,772)
                                      ____________  ___________  ___________
                                                    ___________ _             _   _
Income Before Minority Interest         13,778,170
                                                    1,396,112    18,229,929   3,664,456
Income of Consolidated Subsidiaries
 Allocated to Minority Stockholders
                                      (298,950)     (15,860)     (288,210)    (45,800)
                                      ____________  ___________  ___________
                                                    ___________ _             _   _
Net Income                              13,479,220
                                                    1,380,252    17,941,719   3,618,656
Preferred Stock Dividends
                                      (903,002)     (929,981)    (1,728,450)
(1,918,252)
                                      ____________  ___________  ___________
                                                    ___________ _             _   _
INCOME APPLICABLE TO COMMON           $ 12,576,218  $            $            $
STOCKHOLDERS                                        450,271      16,213,269   1,700,404
                                      ============  ===========  ===========
                                                    =========== =             = =
Basic and Diluted Income per Share
Applicable to Common Stockholders     $     96,740  $            $            $
                                      ============  3,464        124,717      13,080
                                                    ===========  ===========
                                                    =========== =             = =
Weighted Average Number of shares of
Common Stock Outstanding                       130
                                      ============  130          130          130
                                                    ===========  ===========
                                                    =========== =             = =


The accompanying notes are an integral part of the condensed consolidated financial statements.
          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                      Three Months Ended March      Six Months
Ended March
                                   31,                           31,
                                        1999           1998           1999
1998
                                   _____________  _____________  _____________
_____________
                                   _              _              _              _
 NET INCOME                        $              $              $              $
                                   13,479,220     1,380,252      17,941,719
3,618,656
                                   _____________  _____________  _____________
                                   _____________ _                            _
                                   _    _
OTHER COMPREHENSIVE LOSS, BEFORE
INCOME TAXES:
Change in unrealized losses on
investments
                                   (4,450,456)    (25,619)       (4,659,168)
(423,883)
  Less deferred income tax benefit
                                   (1,525,909)    (8,711)        (1,596,871)
(144,120)
                                   _____________  _____________  _____________
                                   _____________ _                            _
                                   _    _
 Net other comprehensive income
(loss)                             (2,924,547)    (16,908)       (3,062,297)
(279,763)
                                   _____________  _____________  _____________
                                   _____________ _                            _
                                   _    _

 COMPREHENSIVE INCOME              $              $              $              $
                                   10,554,673     1,363,344      14,879,422
3,338,893
                                   =============  =============  =============
                                   ============= =                            =
                                   =    =

The accompanying notes are an integral part of the condensed consolidated financial statements.
METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF
                           CASH FLOWS
                           (UNAUDITED)

                                      Six Months
                                   Ended March
                                   31,
                                        1999           1998
                                   _____________
                                   _____________ _
                                   _
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES              $              $
                                   (17,432,929)
12,798,368
                                   _____________
                                   _____________ _
                                   _
CASH FLOWS FROM INVESTING
ACTIVITIES
 Principal Payments on Real
Estate
   Contracts and Mortgage Notes
and                                62,819,505     69,097,991
   Other Receivables
 Proceeds From Real Estate Sales
                                   14,032,773     9,728,421
 Proceeds From Investment
Maturities                         23,275,139     9,113,052
 Proceeds from Sale of Available-
for-
   Sale Securities                 2,991,773      1,769,954
 Purchase of Available-for-Sale
   Securities
                                   (90,165,550)   (296,213)
 Proceeds From Sale of Real
Estate
   Contracts and Mortgage Notes
and                                418,377,092    16,173,667
   Other Receivables
 Acquisition of Real Estate
Contracts
   and Mortgage Notes and Other
   Receivables                     (294,048,335)
(236,203,708)
 Additions to Real Estate Held
                                   (9,291,921)
(8,317,048)
 Capital Expenditures
                                   (533,387)
(12,653,630)
                                   _____________
                                   _____________ _
                                   _
   NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES
                                   127,457,089
(151,587,514)
                                   _____________
                                   _____________ _
                                   _
CASH FLOWS FROM FINANCING
ACTIVITIES
Net Change in Short Term Borrowings
From Brokers and Banks
                                   (108,795,722)
138,805,971
 Receipts From Life and Annuity
Products                           65,522,506     34,443,890
 Withdrawals on Life and Annuity
   Products
                                   (50,680,607)
(65,394,799)
 Ceding of Life and Annuity
Products to
   Reinsurers, Net                 (30,123,015)   1,280,927
 Repayment to Banks and Others
                                   (299,720)      (716,101)
 Issuance of Debenture Bonds
                                   18,192,586
34,889,197
 Issuance of Preferred Stock
                                   937,566
1,046,570
 Repayment of Debenture Bonds
                                   (18,644,497)
(29,989,189)
 Cash Dividends
                                   (1,884,937)    (1,918,252)
 Redemption of Capital Stock
                                   (239,740)      (728,297)
 Receipt of Contingent Sale Price
for
   Subsidiary Sold to Related
135,569
Party
                                   _____________
                                   _____________ _
                                   _
NET CASH  PROVIDED BY (USED IN)
FINANCING ACTIVITIES
                                   (126,015,580)
                                   111,855,486
                                   _____________
                                   _____________ _
                                   _
Net Change in Cash and Cash
Equivalents                        (15,991,420)
(26,933,660)
Cash and Cash Equivalents at
Beginning
   Of Period                         31,733,362
                    58,924,958
                                   _____________
                                   _____________ _
                                   _
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                         $              $
                                   15,741,942
31,991,298
                                   =============
=============
                                   =              =

The accompanying notes are an integral part of the condensed consolidated financial statements.


  METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND
      SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED
      FINANCIAL STATEMENTS

1.   In  the  opinion of the Company, the
accompanying  unaudited
     condensed  consolidated  financial  statements
     contain  all adjustments  necessary  to  present
     fairly  the   Company's financial position as of
     March 31, 1999, and the results  of operations
     for the three and six months ended March 31,
     1999 and  1998 and the cash flows for the six
     months ended  March 31,  1999 and 1998.  The
     results of operations for the three and  six
     month periods ended March 31, 1999 and 1998 are
     not necessarily indicative of the results to be
     expected for the full  year.   As provided for
     in regulations promulgated  by the   Securities
     and  Exchange  Commission,  all  financial
     statements  included  herein  are  unaudited;
     however,  the condensed consolidated balance
     sheet at September  30,  1998 has  been  derived
     from  the audited  consolidated  balance sheet.
     These  financial  statements  should  be  read
     in conjunction  with  the  consolidated
     financial   statements including  notes  thereto
     included in the  Company's  fiscal 1998 Form 10-
     K.

2. The principal amount of receivables as to which payments
     were in arrears more than three months was $32,000,000 at March 31, 1999 and $34,000,000 at September 30, 1998.

3.   The  Company had no outstanding legal
proceedings other than
     normal proceedings associated with receivable foreclosures and/or the general business activities of the Company.

4.   Certain  amounts in the prior year's condensed
consolidated
     financial statements have been reclassified to
     conform  with the  current  year's presentation.
     These  reclassifications
     had  no  effect  on  net  income  or  retained
     earnings  as previously reported.
5.   In  November,  1998, the Company and its
subsidiary  Western
     United Life Assurance Company (WULA)
     participated as two  of the four co-sellers in a
     receivable securitization sponsored by
     Metropolitan  Asset  Funding  Inc.,  II,  an
     affiliated company.  Approximately $194.4
     million of receivables,  with $182.4  million
     provided by the Company and WULA, were  sold in
     the  securitization.   The  Company  and  WULA
     recorded approximately  $8.8  million in  pre-
     tax  gains  from  their portion  of  the  sale.
     In  December,  1998,  the  Company participated
     as one of the two co-sellers in  a  structured
     settlement securitization sponsored by Select
     Asset  Funding Corporation,  an  affiliated
     company.   Approximately  $37.7 million  in
     structured settlements at amortized costs,  with
     $21.8  million  provided by the Company, were
     sold  in  the securitization.   The  Company
     recorded  approximately  $1.4 million  in pre-
     tax gains from its portion of the sale.   In
     March,  1999, the Company and its subsidiary,
     Western United Life  Assurance  Company,
     participated as  co-sellers  in  a receivable
     securitization sponsored by  Metropolitan  Asset
     Funding,  Inc.,  II,  an affiliated company.
     Approximately $124.8   million   of
     receivables   were   sold   in   the
     securitization.   The  Company,  including  its
     subsidiary, recorded approximately $8.1 million in pre-tax gains from the sale.

6.   The  Company's  income tax provision for the
three  and  six
     months  ended March 31, 1999 reflects the income
     tax benefit associated  with capital losses
     generated by an  implemented tax  strategy which
     were used to offset certain  tax  timing
     differences.    The  Company  recorded
     approximately                            $140
     million   in  income  tax  benefits  associated
with this
     transaction, which reduced income taxes
previously recorded.

7.   In   October,   1998,  Statement  of  Financial
Accounting
     Standards No. 134, "Accounting for Mortgage-Banking
     Enterprise" ("SFAS 134"), was issued.
     SFAS  134 requires that after the securitization of
     mortgage loans  held for sale, an entity engaged in
     mortgage  banking activities classify the resulting
     mortgage-backed securities
     or  other retained interests based on its
     ability and intent to  sell or hold those
     investments.  This statement conforms the
     subsequent accounting for securities retained
     after the securitization  of  mortgage loans  by
     a  mortgage  banking enterprise  with  the
     subsequent accounting  for  securities retained
     after the securitization of other types of
     assets by  a  non-mortgage banking enterprise.
     The Company adopted this  statement effective
     January 1,                           1999.
     Concurrent  with
     the  adoption,  the  Company transferred  $46.3
     million in mortgage-backed securities from its trading category to its available-for-sale category.

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

Significant Second Quarter Transactions:

     On  January  1,  1999,  the  Company  applied
Statement  of Financial Accounting Standards No. 134,
"Accounting for MortgageBacked Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS
134"). The Company availed itself of the one-time opportunity to reclassify $46.3 million of mortgage-backed securities and other beneficial interests from the trading category to the availablefor-sale category.

     In March 1999, the Company and its insurance subsidiary, Western United Life Assurance Company
(WULA), participated as cosellers in a receivable securitization sponsored by Metropolitan Asset
Funding  II,  Inc., an affiliated company.
Approximately $124.8 million of receivables were sold in the securitization. The Company, including its subsidiary, recorded approximately $8.1 million in pre-tax gains from the sale.

      In March 1999, the Company recorded the benefits of an implemented income tax strategy.
The strategy generated capital losses, which were used to offset certain income tax temporary differences. The Company recorded approximately
$14.0 million in income tax benefits associated with the transactions, which reduced deferred income taxes previously recorded. The Company incurred an approximate $2.6 million investment loss associated with the transactions.

Financial Condition and Liquidity:

      As  of  March  31,  1999,  the Company  had
cash  or  cash equivalents  of $15.7 million and
liquid investments (trading  or available-for-sale
securities) of  $184.2  million  compared  to $106.9
million and $112.8 million at December 31, 1998 and
$31.7 million  and  $81.9  million at September 30,
1998. Management
believes  that  cash  and cash equivalents  and
other  liquidity provided by investments and
available lines of credit, along with the  Company's
ability to securitize real estate  collateralized
receivables,  are adequate to meet planned asset
additions,  debt retirements or other business
operational requirements during the next  twelve
months.    Total cash and investments at  March  31,
1999,  including held-to-maturity securities, were
$273.8 million as  compared  to $299.5 million at
December 31, 1998  and  $198.3 million at September
30, 1998.  During the six month period ended March
31,  1999,  approximately  $17.4  million  were  used  in
operating activities.  The primary reason for the use
of funds in operating  activities was the acquisition
of approximately  $42.9 million  of  trading
securities.  Funds  provided  by  investing
activities  of $127.5 million were primarily the
result  of  sale proceeds  and  collections  of
receivables  of  $481.2  million, proceeds from the
sale of real estate of $14.0 million and  sales and
maturities  of investments of $26.3 million, which
exceeded the  $294.0 million of new receivable
acquisitions, additions  to real  estate  held of
$9.3 million and purchase of available-forsale
securities  of  $90.2 million.   Funds  used  in
financing activities  of  $126.0  million  were
primarily  the  result  of
decreases   in  short-term  borrowings  of  $108.8
million   due principally to the completion of the
March securitization, a $0.5 million net outflow from
debenture maturities less sales, payment of  cash
dividends of $1.9 million and the net ceding of
annuity products to reinsurers of $30.1 million, which
exceeded  the  net cash inflow of $14.8 million in
life and annuity products and the net  inflow from the
issuance less redemptions of preferred stock of $0.7
million.
     The receivable portfolio totaled $636.1 million
at March 31, 1999  compared to $634.3 million at
December 31, 1998 and  $815.0 million at September 30,
1998.  During the six months ended March 31,  1999,
the  decrease was primarily the result  of  principal
collections on receivables of $62.8 million, a
reduction for  the cost  basis of receivables sold of
$401.6 million and a reduction due  to  foreclosed
receivables of approximately  $13.7  million,
exceeding the acquisition of receivables totaling
$294.0  million plus  an additional $4.3 million in
loans to facilitate the  sale of real estate.
     Real estate held for sale and development
increased slightly to  $89.9 million at March 31, 1999
and $89.9 million at December 31,  1998 from $89.7
million at September 30, 1998.  For the  six months
ended  March  31, 1999, real estate additions  of
$22.6 million, including $13.7 million of foreclosed
receivables,  were offset   by   costs  of  real
estate  sold  of  $17.7                                  million,
depreciation of $2.6 million and charge-offs to the allowance for losses of $2.0 million.

      Life  insurance and annuity policy reserves
increased  $4.8 million   during  the  six  months
ended  March  31,   1999                                 to
approximately $805.6 million from $800.8 million at
September 30, 1998.  This increase was the result of
insurance product receipts in  the  amount of $65.5
million and credited earnings  of  $20.0 million
exceeding insurance product withdrawals of $50.7
million and  net reinsurance ceded of $30.1 million.
For the six  months ended  March 31, 1999, net
debenture bonds outstanding  increased by  $0.6
million  to  $198.8  million  from  $198.2  million
at September  30,  1998.   Net  cash outflow  from
maturities  less issuance  of  debentures was
approximately $0.5 million  plus  an additional  $1.1
million  increase in  credited  interest  held.
Additionally,  the Company had cash flow, net of
redemptions,  of approximately  $0.7  million from the
reinvestment  of  preferred stock  dividends  during
the six months  ended  March  31,  1999. During the
six month period ended March 31, 1999, the Company had
a  net decrease in short-term borrowings of $108.8
million to  an approximate  outstanding amount of
$15.0  million  on  March  31, 1999.    The
reduction  was  primarily  the   result                  of   the
securitization of receivables of which portions of the proceeds were used to payoff a line of credit tied to the securitization.

      Total assets decreased by $95.1 million to $1,131.6 million at March 31, 1999 from $1,152.7 million at December 31, 1998 from $1,226.7 million at September 30, 1998. During the six-month period, the Company primarily used existing cash, cash flow from its receivable investment portfolio and cash flow from receivable securitizations to decrease its short-term borrowings and to increase its securities investment portfolio. At March 31, 1999, the Company had net unrealized losses on securities available-forsale in the amount of $3.7 million as compared to unrealized losses of $681,000 at September 30, 1998. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.

Results of Operations:

      The  Company recorded net income before
preferred dividends for the six months ended March
31, 1999 of $17.9 million compared to  $3.6  million
in  the prior year's  period.   Comparing  the
current  year's  six month period with the prior
year's  similar period, the increase in gains on the
sale of receivables and  the benefits of an
implemented income tax strategy completely  offset
increases  in  the  provision for losses on real
estate  assets, increases  in salaries, commissions
and benefits, a  decrease  in the  net  interest
spread, a decrease in gains from the  sale  of real
estate, a loss on investment securities and increased
other operating expenses.
      For  the six-month period ended March 31, 1999,
the Company reported  a positive spread on its
interest sensitive assets  and liabilities of $12.2
million as compared to $13.7 million in  the prior
year's period.  The decrease was primarily the result
of  a decrease  in the receivable portfolio and the
large cash position of  the  Company, primarily the
result of recent securitizations. After
securitizations it often takes the Company a few
months  to reinvest the proceeds in new receivable
investments.  While there has  been  some contraction
in the portfolio investments earnings rate   in  the
current  year's  period,  the  Company  has  also
experienced reduced renewal rates on some of its life
and annuity policies and has used short-term
borrowings with a lower interest cost   in   an
effort  to  maintain  its  net  interest  spread.
Currently,  the  Company continues to control  life
and  annuity policy  surrenders by maintaining
current market credited  rates. Normally,  the
Company's investment earnings rates  are  not  as
sensitive to market conditions as is its life and
annuity  policy rates  and thus a sustained rise in
interest rates could  have  a negative  impact  on
its net interest spread as  its  liabilities reprice
faster than its assets.
      During  the  six months ended March 31, 1999,
the  Company realized  net gains on sales of
receivables of $19.7  million  as compared  to
$311,000 in the prior year's period.  The  increase
resulted primarily from real estate receivable
securitizations in November                               1998  and  March
1999  and  a  structured  settlement
securitization in December 1998. The Company did not complete any securitizations during the prior year's similar period.

      During  the  six months ended March 31, 1999,
the  Company realized  net  losses on investments of
$3.1  million,  including mark-to-market  adjustments
on  trading  securities  and  losses incurred to
implement its tax strategy, compared to net gains  of
$6.5 million in the prior year's period.  The current
period loss includes both realized gains and mark-to-
market losses, as higher interest rates and increased
spreads to treasuries have decreased the  valuation
of  certain  trading  securities.   Additionally,
included  in  the  current year's period are
approximately  $2.6 million in investment loss
associated with the implementation  of the tax
strategy.  The prior year's gain was primarily the
result of   reduced   interest  rates  and
tightening  of  spreads
to
treasuries, thus increasing the value of trading securities. Also, in the prior year, the Company revalued some of its retained securities from prior securitizations.
The  Company
realized gains of $590,000 on sales of $18.3 million of real estate in the current year's period compared to gains of $810,000 on sales of $15.0 million in the prior year. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

           In  the  six months ended March 31, 1999,
the  Company made  provisions for losses on
receivables and real estate assets of  approximately
$5.6 million as compared to $2.7 million in the prior
year's  period.   The increase in reserves  and
valuation
accounts   was  based  upon  updated  appraisals  on
delinquent
receivables and appraisals or fair market valuations of newly acquired repossessed properties.

      For  the  six months ended March 31, 1999, the
Company  has incurred salary, commission and benefits
expense of $14.3 million as  compared  to  $12.6
million in the previous  year's  similar period.
Increases  were  partially  the  result  of
additional employees  to meet servicing demands
related to the  increase  in managed  assets from
prior securitizations.  To date, the Company has
retained the servicing of all securitized assets.
Partially offsetting this expense increase has been a
$0.6 million increase in  fees, service and
commission income with fees of $4.0 million in  the
current  year's period compared to $3.4 million  in
the prior year.
     In  the  six  months ended March 31, 1999, the
Company  has incurred
increases  in  other  operating  expenses,             including
decreases  in deferred acquisition costs related to
its insurance business.   Additional depreciation and
amortization expenses  of $1.3  million more than
offset other operating expense reductions resulting
in  a  $0.8 million increase in total other
operating expenses.   Additionally,  in  the  current
year's period, the Company experienced a larger decrease in deferred acquisition costs related to its insurance business as increased amortization and reduced capitalization resulted in a $2.3 million increase in expense.

     In  comparing the three months ended March 31,
1999 with the prior  year's  similar period, the
Company  recorded  net  income before  preferred
dividends of $13.5 million as compared to  $1.4
million.   The  increase in net income for the
comparative  three
months was primarily the result of (1) an increase in gains on the sale of receivables and (2) reduced income taxes from the implementation of a tax strategy, which were partially offset by (1) a decrease in the net interest spread, (2) increased losses on investments, (3) an increase in the provision for losses on real estate assets, and
(4) increases in salaries, commissions, benefits and other operating expenses.

     For  the three months ended March 31, 1999, the
net interest spread  was  $5.7 million compared to
$7.2 million in  the  prior year.                      The  reduction was
primarily the result  of  the  Company
carrying   increased  balances  in  cash  and  cash
equivalents
generated  from recent receivable securitizations.
Until  funds
received  from the securitizations can be reinvested
in  similar receivables,  the  Company  is  forced
to  purchase   short-term investments  with lower
yields.   The reduction was  additionally effected
by the lower interest rate market, which affected the yield on new receivable investments.

      During the three months ended March 31, 1999, the Company realized net losses on investments of $2.8 million and realized gains on the sale of receivables of $8.0 million. In the prior year, the Company recorded investment gains of $2.3 million and gains on the sale of receivables of $0.2 million. Included in the current year's investment losses is $2.6 million related to the implementation of the tax strategy. The prior year's gain was primarily the result of reduced interest rates and the tightening of spreads to treasuries, thus increasing the value of trading securities.

      In  conjunction with the Company's evaluation
of  its  real estate  assets,  the  Company provided
for loss  on  real  estate assets  of $3.5 million in
the current year's three-month  period as  compared
to $0.9 million in the prior year.  The increase  in
reserves and valuation accounts was based upon updated
appraisals on                                                 delinquent
receivables  and  appraisals  or   fair   market
valuations of newly acquired repossessed properties.

New Accounting Rules:

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
"Financial Reporting for Segments of a Business
Enterprise,"  but retains  the  requirement  to
report  information  about   major customers.  The
application of SFAS 131 is not expected to have a
material   effect   on   the  Company's  consolidated
financial
statements.

     In December 1997, the American Institute of
Certified Public Accountants  issued  Statement of
Position 97-3,  "Accounting  by Insurance                        and    Other
Enterprises   for   Insurance-Related
Assessments" ("SOP 97-3").  SOP 97-3 applies to all
entities that are                                                subject   to
guaranty-fund  and  other  insurance-related
assessments.  Assessments covered by this SOP include
any  charge mandated  by  statute  or regulatory
authority  that  is  related directly or indirectly to
underwriting activities (including selfinsurance),
except for income taxes and premium taxes.  SOP  97-3
is  effective  for  financial statements for fiscal
years  after December  15,  1998.   The  Company does
not believe that the application of SOP 97-3 will have a material effect on its consolidated financial statements.

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

     In October 1998, Statement of Financial
Accounting Standards No.  134,  "Accounting  for
Mortgage-Banking  Enterprise"  ("SFAS 134"),   was
issued.   SFAS  134  requires   that   after                  the
securitization of mortgage loans held for sale, an
entity engaged in  mortgage banking activities
classify the resulting  mortgagebacked  securities  or
other retained  interests  based  on  its ability  and
intent  to  sell or hold those  investments.   This
statement  conforms  the  subsequent  accounting  for
securities retained after the securitization of
mortgage loans by a mortgage banking  enterprise with
the subsequent accounting for securities retained
after the securitization of other types of assets  by
a non-mortgage  banking  enterprise.   The  Company
adopted   this statement  effective  January  1,
1999.   Concurrent  with                                      the
adoption,  the  Company transferred $46.3  million  in
mortgagebacked  securities for its trading category to
its available-for-
sale category.
Year 2000 Disclosure
     The  Consolidated Group (Metropolitan and its
subsidiaries) is  aware of the potential effect that
the year 2000 and the  new century  may  have  on
computer hardware, computer  software  and
applications   and  embedded  micro-controllers  in
non-computer equipment  (collectively "Information
Technology").  The  problem is  insuring that the
Consolidated Group is "Year 2000 Compliant" meaning
that the Information Technology is able to  (i)
process date  and  time data accurately and (ii)
calculate,  compare  and sequence  from,  into and
between the twentieth and  twenty-first centuries,
the years 1999, 2000 and leap years.
     The   Consolidated  Group  and  its  affiliates
share  many software, hardware, facilities and other
systems.  Therefore, the Consolidated  Group's  Year
2000  efforts  are  a  combined  and coordinated
effort among all companies within  the  Consolidated
Group and its affiliates.  The following are
statements regarding the   Year  2000  compliance  of
the  Consolidated  Group.
The
information below has not been independently verified by the Consolidated Group, other than statements relating to the
Consolidated Group.

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

     The status of the Consolidated Group's Year 2000
efforts are
regularly monitored by the internal auditor.  In
addition, during the  first  quarter  of  calendar
1999,  the  Consolidated  Group engaged  a third
party to provide an external evaluation  of  its Year
2000  plan  and  the  status of  the  preparations
of  the Consolidated Group at that time.
     The   Consolidated  Group  has  begun  the
testing  of  its internally   developed   and
supported  software   applications, hardware  and
facilities  systems.   Testing  to  date  has  not
produced any results which were not able to be resolved. The testing continues to be substantially on track with the Year 2000 action plan timeline.

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

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS

      On  March  3, 1999, the Annual Meeting of
Stockholders was held wherein the stockholders unanimously elected the following Directors to serve until the next annual meeting:
     C.  Paul Sandifur, Jr., Bruce Blohowiak, Harold
     Erfurth, Irv Marcus,  Charles H. Stolz, Reuel
     Swanson, John  Trimble  and Neal Fosseen,
     Honorary Director.
      No  other  matters  were submitted to a  vote

of  security holders during the reporting period.

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

             4(c).  Second Supplemental Indenture,
                     dated as of November 12, 1984,
                     between Metropolitan and
                     Seattle-First National Bank,
                     Trustee
        (Exhibit 4(d) to Registration No. 2-95146).
4(d).  Third Supplemental Indenture, dated as of
        December 31, 1997 between Metropolitan and
        First Trust (Exhibit 4(d)) to Form 10-K
        filed January 8, 1998).
4(e).  Amended Statement of Rights, Designations and
        Preferences of Variable Rate Preferred
        Stock, Series C (Exhibit 4(g) to
        Registration No. 33-2699).
4(f).  Statement of Rights, Designations and
        Preferences of Variable Rate Preferred
        Stock, Series D (Exhibit 4(a) to
        Registration No. 33-25702).
4(g).  Statement of Rights, Designations and
        Preferences of Variable Rate Preferred
        Stock, Series E-1 (Exhibit 4(a) to
        Registration No. 33-19238).
4(h).  Amended Statement of Rights, Designations and
        Preferences of Variable Rate Preferred
        Stock, Series E-2 (Exhibit 4(a) to
        Registration No. 33-25702).
4(i).  Statement of Rights, Designations and
        Preferences of Variable Rate Preferred
        Stock, Series E-3 (Exhibit 4(a) to
        Registration No. 33-32586).
4(j).  Statement of Rights, Designations and
        Preferences of Variable Rate Cumulative
        Preferred Stock, Series E-4 (Exhibit 4(h) to
        Registration No. 33-40221).
4(k).  Form of Statement of Rights, Designations and
        Preferences of Variable Rate Preferred
        Stock, Series E-5 (Exhibit 4(i) to
        Registration No. 33-57396).
4(l).  Statement of Rights, Designations and
        Preferences of Variable Rate Cumulative
        Preferred Stock, Series E-6 (Exhibit 4(1) to
        Registration No. 333-19755).
4(m).  Statement of Rights, Designations and
        Preferences of Variable Rate Cumulative
        Preferred Stock, Series E-7 (Exhibit 4(d) to
        Amendment 1 to Registration No. 33319755).


10(a). Employment Agreement between Metropolitan
        Mortgage and Securities Co., Inc. and Bruce
        Blohowiak (Exhibit 10(a) to Form 10-K filed
        January 8, 1998).

10(b). Employment Agreement between Metropolitan
        Mortgage and Securities Co., Inc. and
        Michael Kirk (Exhibit 10(b) to Form 10-K filed January 8, 1998).

10(c). Employment Agreement between Metropolitan
        Mortgage and Securities Co., Inc. and Jon
                     McCreary (Exhibit 10(c) to Form 10-K filed
                     January 8, 1998).
             10(d). Reinsurance Agreement between Western
                     United Life Assurance Company and Old
                     Standard Life Insurance Company (Exhibit
                     10(d) for the fiscal year ended September 30, 1998.)

             *10(e).Employment Agreement between Metropolitan
                     Mortgage and Securities Co., Inc. and William
                     D. Snider.

             11.    Statement indicating Computation of PerShare

                     Earnings (see Condensed Consolidated

                     Financial Statements).

             *27.   Financial Data Schedule

             *Filed herewith.

     (b)  Reports on Form 8-K

          None.
                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 19th day of May, 1999 on its behalf by the undersigned, thereunto duly authorized.

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