Form 10-Q
period 1999-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1999-08-13
CIK 65384

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1999

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

      Common "A": 130 shares at July 31, 1999.
      Common "B":   0 shares at July 31, 1999.

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of June 30, 1999 and September 30, 1998 (unaudited)

      Condensed Consolidated Statements of Operations
      Three and Nine Months Ended June 30, 1999 and 1998 (unaudited)

      Consolidated Statements of Comprehensive Income (Loss)
      Three and Nine Months Ended June 30, 1999 and 1998 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1999 and 1998 (unaudited)

      Notes to Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              June 30,        September 30,
                                                1999              1998
                                          ______________    ______________
ASSETS
  Cash and Cash Equivalents               $   23,398,733    $   31,733,362
  Investments
    Trading Securities, at market             41,831,752        55,865,875
    Available-for-Sale Securities, at
      market                                 142,513,891        25,988,789
    Held-to-Maturity Securities, at
      amortized cost (market value
      $67,367,729 and $86,396,021)            68,239,104        83,036,525

  Accrued Interest on Investments         _____2,450,859    _____1,646,527

      TOTAL CASH AND INVESTMENTS          ___278,434,339    __ 198,271,078

  Real Estate Contracts and Mortgage
    Notes and Other Receivables              650,070,404       692,822,886
  Real Estate Contract Securities,
    pledged to Bank of America               113,567,707       122,128,970
  Real Estate for Sale and Development,
    Including Foreclosed Real Estate          89,037,604        89,713,967
                                          ______________    ______________
  Total Receivables and Real Estate
    Assets                                   852,675,715       904,665,823
  Less Allowance for Losses                   (9,580,827)      (11,000,618)
                                          ______________    ______________
      NET RECEIVABLES AND REAL ESTATE
         ASSETS                              843,094,888       893,665,205
                                          ______________    ______________
  Deferred Acquisition Costs, net             67,598,159        71,262,489
  Land, Building and Equipment - net
    of accumulated depreciation               26,041,473        25,889,102
  Mortgage Servicing Rights, net               8,771,874         6,292,375
  Other Assets, net                           41,114,855        31,284,532
                                          ______________    ______________
      TOTAL ASSETS                        $1,265,055,588    $1,226,664,781
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              June 30,      September 30,
                                                1999             1998
                                          ______________    ______________
LIABILITIES
  Life Insurance and Annuity Reserves     $  804,486,492    $  800,848,929
  Debenture Bonds                            197,956,335       198,205,294
   Advances under line of credit                 107,889,322       118,342,972
  Other Debt Payable                          48,595,520         7,359,339
  Accounts Payable and Accrued Expenses       19,290,229        18,687,539
  Deferred Income Taxes                       13,675,350        22,725,052
  Minority Interest in Consolidated
    Subsidiaries                               2,043,887         1,738,887
                                          ______________    ______________
    TOTAL LIABILITIES                      1,193,937,135     1,167,908,012
                                          ______________    ______________
STOCKHOLDERS' EQUITY
  Preferred Stock, Series A, B, C, D,
    E Cumulative with Variable Rate,
    $10 Par Value, Authorized 8,325,000
    shares issued 1,948,042 and
    1,945,407 shares (Liquidation
    Preference $51,173,288 and
    $49,200,583, respectively)                19,480,420        19,454,071
  Class A Common Stock-Voting, $2,250
    par value, authorized 222 shares,
    issued 130 shares                            293,417           293,417
  Additional Paid-In Capital                  20,482,170        18,580,051
  Retained Earnings                           34,321,749        21,109,849
  Accumulated Other Comprehensive Loss        (3,459,303)         (680,619)
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY                71,118,453        58,756,769
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $1,265,055,588    $1,226,664,781
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.
          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended               Nine Months Ended
                                                       June 30,                         June 30,
                                                  1999             1998            1999           1998
                                             ____________     ____________    ____________   ____________
REVENUES
  Insurance Premiums Earned                  $    700,000     $    700,000    $  2,050,000   $  2,100,000
  Interest and Earned Discounts                22,867,505       23,295,437      67,143,107     69,225,623
  Real Estate Sales                            11,190,586        8,182,351      29,489,659     23,220,394
  Fees, Commissions, Service and Other
    Income                                      2,175,326        1,827,110       6,189,834      5,275,853
  Investment Gains (Losses), Net                 (570,515)         250,767      (3,703,708)     6,714,001
  Realized Gains on Sales of Receivables          239,961       11,663,283      19,906,860     11,974,492
                                             ____________     ____________    ____________   ____________
    TOTAL REVENUES                             36,602,863       45,918,948     121,075,752    118,510,363
                                             ____________     ____________    ____________   ____________
EXPENSES
  Insurance Policy and Annuity Benefits        11,417,592       11,595,215      34,104,091     36,023,274
  Interest Expense                              5,363,797        5,031,303      16,087,921     14,189,192
  Cost of Real Estate Sold                     10,386,467        7,473,116      28,095,061     21,700,779
  Provision for Losses on Real Estate
    Assets                                      1,907,510        1,521,818       7,547,318      4,220,621
  Salaries and Employee Benefits                5,993,450        5,093,510      16,939,081     13,479,234
  Commissions to Agents                         2,254,257        2,660,928       5,588,621      6,921,085
  Other Operating and Underwriting
    Expenses                                      936,175        1,808,040       4,948,402      5,033,745
Decrease (Increase) in Deferred Acquisition
Costs                                           1,168,266          (55,920)      4,071,971        595,267
                                             ____________     ____________    ____________   ____________
    TOTAL EXPENSES                             39,427,514       35,128,010     117,382,466    102,163,197
                                             ____________     ____________    ____________   ____________
Income (Loss) Before Income Taxes and
  Minority Interest                            (2,824,651)      10,790,938       3,693,286     16,347,166
Income Taxes Benefit (Provision)                  985,285       (3,696,253)     12,697,277     (5,588,025)
                                             ____________     ____________    ____________   ____________
Income (Loss) Before Minority Interest         (1,839,366)       7,094,685      16,390,563     10,759,141
Income of Consolidated Subsidiaries
  Allocated to Minority Stockholders              (16,790)         (53,590)       (305,000)       (99,390)
                                             ____________     ____________    ____________   ____________
Net Income (Loss)                              (1,856,156)       7,041,095      16,085,563     10,659,751
Preferred Stock Dividends                        (910,479)        (930,512)     (2,638,929)    (2,848,764)
                                             ____________     ____________    ____________   ____________
INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                 $ (2,766,635)    $  6,110,583    $ 13,446,634   $  7,810,987
                                             ============     ============    ============   ============
Basic and Diluted Income (Loss) per Share
Applicable to Common Stockholders            $    (21,282)    $     47,004    $    103,436   $     60,085
                                             ============     ============    ============   ============
Weighted Average Number of Shares of Common
Stock Outstanding                                     130              130             130            130
                                             ============     ============    ============   ============


The accompanying notes are an integral part of the condensed consolidated financial statements.
          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                             Three Months Ended June 30,         Nine Months Ended June 30,
                                               1999              1998              1999              1998

                                          ______________    ______________    ______________    ______________
  NET INCOME (LOSS)                       $   (1,856,156)   $    7,041,095    $   16,085,563    $   10,659,751
                                          ______________    ______________    ______________    ______________
OTHER COMPREHENSIVE LOSS, BEFORE INCOME
TAXES:
Change in unrealized gains (losses) on
investments                                      428,199          (167,300)       (4,225,279)         (468,546)
Less deferred income tax provision
(benefit)                                        144,586           (56,883)       (1,446,595)          (78,366)
                                          ______________    ______________    ______________    ______________
  Net other comprehensive income (loss)          283,613          (110,417)       (2,778,684)         (390,180)
                                          ______________    ______________    ______________    ______________

  COMPREHENSIVE INCOME (LOSS)             $   (1,572,543)   $    6,930,678    $   13,306,879    $   10,269,571
                                          ==============    ==============    ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.
METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             Nine Months Ended June 30,
                                               1999              1998
                                          ______________    ______________
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    $  (13,992,879)   $   13,078,887
                                          ______________    ______________
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal Payments on Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                         93,609,289        93,156,352
  Proceeds From Real Estate Sales             22,763,866        14,910,747
  Proceeds From Investment Maturities         29,297,583        16,091,098
  Proceeds from Sale of Available-for-
    Sale Securities                            6,853,358         1,769,954
  Purchase of Available-for-Sale
    Securities                               (94,152,657)         (592,421)
  Proceeds From Sale of Real Estate
    Contracts and Mortgage Notes and
    Other Receivables                        420,206,011       212,241,886
  Acquisition of Real Estate Contracts
    and Mortgage Notes and Other
    Receivables                             (458,333,730)     (356,163,115)
  Additions to Real Estate Held              (12,855,675)      (12,802,871)
  Capital Expenditures                        (1,465,756)      (16,325,228)
                                          ______________    ______________
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                     5,922,289       (47,713,598)
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Short-Term
Borrowings                                    31,379,850        36,750,713
  Receipts From Life and Annuity              83,301,077        60,935,212
Products
  Withdrawals on Life and Annuity
    Products                                 (78,628,060)     (105,084,777)
  Ceding of Life and Annuity Products to
    Reinsurers, Net                          (32,544,634)        2,175,181
  Repayment to Banks and Others               (1,371,939)         (274,627)
  Issuance of Debenture Bonds                 28,463,256        49,170,232
  Issuance of Preferred Stock                  2,235,096         1,549,430
  Repayment of Debenture Bonds               (29,918,394)      (40,413,961)
  Cash Dividends                              (2,873,663)       (2,927,008)
  Redemption of Capital Stock                   (306,628)       (2,198,424)
  Receipt of Contingent Sale Price for
    Subsidiary Sold to Related Party                               135,568
                                          ______________    ______________
NET CASH USED IN FINANCING ACTIVITIES           (264,039)         (182,461)
                                          ______________    ______________
Net Change in Cash and Cash Equivalents      ( 8,334,629)      (34,817,172)
Cash and Cash Equivalents at Beginning
  Of Period                                   31,733,362        58,924,958

                                          ______________    ______________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $   23,398,733    $   24,107,786
                                          ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.


         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999, and the results of operations for the three and nine months ended June 30, 1999 and 1998 and the cash flows for the nine months ended June 30, 1999 and 1998. The results of operations for the three and nine month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1998 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1998 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $30,000,000 at June 30, 1999 and $34,000,000 at September 30, 1998.

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

5. In November, 1998, the Company and its subsidiary Western United Life Assurance Company (WULA) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $194.4 million of receivables, with $182.4 million provided by the Company and WULA, were sold in the securitization. The Company and WULA recorded approximately $8.8 million in pre-tax gains from their portion of the sale. In December, 1998, the Company participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million in structured settlements at amortized costs, with $21.8 million provided by the Company, were sold in the securitization. The Company recorded approximately $1.4 million in pre-tax gains from its portion of the sale. In March 1999, the Company and its subsidiary, Western United Life Assurance Company, participated as co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., II, an affiliated company. Approximately $124.8 million of receivables were sold in the securitization. The Company, including its subsidiary, recorded approximately $8.1 million in pre-tax gains from the sale.

6. The Company's income tax provision for the three and nine months ended June 30, 1999 reflects the income tax benefit associated with capital losses generated by an implemented tax strategy which were used to offset certain tax timing differences. The Company recorded approximately $14.0 million in income tax benefits associated with this transaction, which reduced income taxes previously recorded.

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

Significant Third Quarter Transactions:

      The Company had no significant or unusual transactions during the quarter ending June 30, 1999. During the quarter, the Company accumulated receivables for an anticipated securitization transaction expected to close during the month of August 1999. The Company financed a majority of these receivable investments with advances under a line of credit with Bank of America. The maximum amount available for advances under the line of credit is $200 million. Advances under the line of credit totaled approximately $107.9 million at June 30, 1999.


Financial Condition and Liquidity:

       As of June 30, 1999, the Company had cash or cash equivalents of $23.4 million and liquid investments (trading or available-for-sale securities) of $184.3 million compared to $15.7 million and $184.2 million at March 31, 1999, $106.9 million and $112.8 million at December 31, 1998 and $31.7 million and $81.9 million at September 30, 1998. Management believes that cash and cash equivalents and other liquidity provided by investments and available lines of credit, along with the Company's ability to securitize real estate collateralized receivables, are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. Total cash and investments at June 30, 1999, including held-to-maturity securities, were $278.4 million as compared to $273.8 million at
March 31, 1999, $299.5 million at December 31, 1998 and $198.3 million at September 30, 1998. During the nine month period ended June 30, 1999, approximately $14.0 million were used in operating activities. The primary reason for the use of funds in operating activities was the acquisition of approximately $42.9 million of trading securities. Funds provided by investing activities of $5.9 million were primarily the result of sale proceeds and collections of receivables of $513.8 million, proceeds from the sale of real estate of $22.8 million and sales and maturities of investments of $36.2 million, which exceeded the $458.3 million of new receivable acquisitions, additions to real estate held of $12.9 million, purchase of available-for-sale securities of $94.2 million and capital expenditures of $1.5 million. Funds used in financing activities of $0.3 million were primarily the result of a $1.5 million net outflow from debenture maturities less sales, payment of cash dividends of $2.9 million, repayments to banks and others of $1.4 million and the net ceding of annuity products to reinsurers of $32.5 million, which exceeded the net cash inflow of $4.7 million in life and annuity products, increases in short-term borrowings of $31.4 million and the net inflow from the issuance less redemptions of preferred stock of $1.9 million.

       The receivable portfolio totaled $763.6 million at June 30, 1999 compared to $636.1 million at March 31, 1999, $634.3 million at December 31, 1998 and $815.0 million at September 30, 1998. During the nine months ended June 30, 1999, the decrease was primarily the result of principal collections on receivables of $93.6 million, a reduction for the cost basis of receivables sold of $400.3 million and a reduction due to foreclosed receivables of approximately $24.8 million, exceeding the acquisition of receivables totaling $458.3 million, an increase in accrued interest of $1.8 million plus an additional $6.7 million in loans to facilitate the sale of real estate.

       Real estate held for sale and development decreased slightly to $89.0 million at June 30, 1999 from $89.9 million at March 31, 1999, $89.9 million at December 31, 1998 and $89.7 million at September 30, 1998. For the nine months ended June 30, 1999, real estate additions of $33.4 million, including $20.6 million of foreclosed receivables, were offset by costs of real estate sold of $28.1 million, depreciation of $2.5 million and charge-offs to the allowance for losses of $3.5 million.

      Life insurance and annuity policy reserves increased $3.7 million during the nine months ended June 30, 1999 to approximately $804.5 million from $800.8 million at September 30, 1998. This increase was the result of insurance product receipts in the amount of $83.3 million and credited earnings of $31.5 million exceeding insurance product withdrawals of $78.6 million and net reinsurance ceded of $32.5 million. For the nine months ended June 30, 1999, net debenture bonds outstanding decreased by $0.2 million to $198.0 million from $198.2 million at September 30, 1998. Net cash outflow from maturities less issuance of debentures was approximately $1.5 million less an additional $1.2 million increase in credited interest held. Additionally, the Company had cash flow, net of redemptions, of approximately $1.9 million from the issuance of preferred stock during the nine months ended June 30, 1999. During the nine month period ended June 30, 1999, the Company had a net increase in short-term borrowings of $31.4 million to an approximate outstanding amount of $154.2 million on June 30, 1999. The increase was primarily the result of the use of short-term borrowings to finance accumulation of receivables for an anticipated securitization in August 1999.

       Total assets increased by $38.4 million to $1.265 billion at June 30, 1999 from $1.227 billion at September 30, 1998. At June 30, 1999, the Company had net unrealized losses on securities available-for-sale in the amount of $3.5 million as compared to unrealized losses of $681,000 at September 30, 1998. Net unrealized losses on securities available-for-sale is presented as a component of accumulated other comprehensive loss in stockholders' equity.

Results of Operations:

       The Company recorded net income before preferred dividends for the nine months ended June 30, 1999 of $16.1 million compared to $10.7 million in the prior year's period. Comparing the current year's nine month period with the prior year's similar period, the increase in gains on the sale of receivables, an increase in fees, commissions and service income and the benefits of an implemented income tax strategy completely offset increases in the provision for losses on real estate assets, increases in salaries, commissions and benefits, a decrease in the net interest spread, a decrease in gains from the sale of real estate, a loss on investment securities and increased other operating expenses.

       For the nine-month period ended June 30, 1999, the Company reported a positive spread on its interest sensitive assets and liabilities of $19.0 million as compared to $21.1 million in the prior year's period. The decrease was primarily the result of a shift from higher yielding receivable investments into lower yielding bond investments as a result of recent securitizations and management's decision to reduce the investment percentage of its insurance subsidiary in real estate related assets. After securitizations, it often takes the Company several months to reinvest the proceeds in new receivable investments along with the fact that the Company often elects to retain some of the subordinate bonds from the securitizations. While there has been some contraction in the earnings rate on the investment portfolio in the current year's period, the Company has also experienced reduced renewal rates on some of its life and annuity policies and has used short-term borrowings with a lower interest cost in an effort to maintain its net interest spread. Currently, the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally, the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates and thus a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities reprice faster than its assets.

       During the nine months ended June 30, 1999, the Company realized net gains on sales of receivables of $19.9 million as compared to $12.0 million in the prior year's period. The current year included gains from real estate receivable securitizations in November 1998 and March 1999 and a structured settlement securitization in December 1998. The prior year included gains from a real estate receivable securitization in April 1998.

       During the nine months ended June 30, 1999, the Company realized net losses on investments of $3.7 million, including mark-to-market adjustments on trading securities and losses incurred to implement its tax strategy, compared to net gains of $6.7 million in the prior year's period. The current period loss includes both realized gains and mark-to-market losses, as higher interest rates and increased spreads to treasuries have decreased the valuation of certain trading securities. Additionally, included in the current year's period are approximately $2.6 million in investment loss associated with the implementation of the tax strategy. The prior year's gain was primarily the result of reduced interest rates and tightening of spreads to treasuries, thus increasing the value of trading securities. Also, in the prior year, the Company revalued some of its retained securities from prior securitizations. The Company realized gains of $1.4 million on sales of $29.5 million of real estate in the current year's period compared to gains of $1.5 million on sales of $23.2 million in the prior year. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

             In the nine months ended June 30, 1999, the Company made provisions for losses on receivables and real estate assets of approximately $7.5 million as compared to $4.2 million in the prior year's period. The increase in the provision was based upon updated appraisals on delinquent receivables and appraisals or fair market valuations of newly acquired repossessed properties.

       For the nine months ended June 30, 1999, the Company has incurred salary, commission and benefits expense of $22.5 million as compared to $20.4 million in the previous year's similar period. Increases were partially the result of additional employees hired to meet servicing demands related to the increase in managed assets from prior securitizations. To date, the Company has retained the servicing of all securitized assets. Partially offsetting this expense increase has been a $0.9 million increase in fees, service and commission income with fees of $6.2 million in the current year's period compared to $5.3 million in the prior year.

      In  the  nine  months  ended  June 30, 1999, the  Company  has  incurred increases in other operating expenses, including decreases in deferred acquisition costs related to its insurance business. A $1.4 million reduction in operating expenses after capitalized contract acquisition costs was almost entirely offset by additional depreciation and amortization expenses of $1.3 million. Additionally, in the current year's period, the Company experienced a larger decrease in deferred acquisition costs related to its insurance business as increased amortization and reduced capitalization resulted in a $3.5 million increase in expense.

      In comparing the three months ended June 30, 1999 with the prior year's similar period, the Company recorded a net loss before preferred dividends of $1.9 million as compared to net income of $7.0 million. The loss for the comparative three months was primarily the result of (1) a decrease in the net interest spread, (2) increased losses on investments, (3) a decrease in gains from the sale of receivables, (4) an increase in the provision for losses on real estate assets, and (5) increases in salaries, commissions, benefits and other operating expenses, which were only partially offset by (1) an increase in gains from the sale of real estate, and (2) an increase in fees, commissions and service income.

      For the three months ended June 30, 1999, the net interest spread was $6.8 million compared to $7.4 million in the prior year. The reduction was primarily the result of the Company carrying increased balances in cash and cash equivalents generated from recent receivable securitizations and a reallocation of investments. Until funds received from the securitizations can be reinvested in similar receivables, the Company is forced to purchase short-term investments with lower yields. The reduction was additionally effected by the lower interest rate market, which affected the yield on new receivable investments.

       During the three months ended June 30, 1999, the Company realized net losses on investments of $571,000 and realized gains on the sale of receivables of $240,000. In the prior year, the Company recorded investment gains of $251,000 and gains on the sale of receivables of $11.7 million. The prior year's investment gains were primarily the result of reduced interest rates and the tightening of spreads to treasuries, thus increasing the value of trading securities. Additionally, in the three months ended June 30, 1999, the Company did not complete a real estate receivable securitization while the Company did complete one in April 1998. The Company anticipates its next securitization to take place in August 1999.

       In conjunction with the Company's evaluation of its real estate assets, the Company provided for loss on real estate assets of $1.9 million in the current year's three-month period as compared to $1.5 million in the prior year. The increase was based upon updated appraisals on delinquent receivables and appraisals or fair market valuations of newly acquired repossessed properties.

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

       In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" ("SFAS 137") was issued. SFAS 137 amends SFAS 133 to become effective for all quarters of fiscal years beginning after June 15, 2000, however, earlier application is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of the application of this statement on its consolidated financial statements.

       In October 1998, Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Banking Enterprise" ("SFAS 134"), was issued. SFAS 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The Company adopted this statement effective January 1, 1999. Concurrent with the adoption, the Company transferred $46.3 million in mortgage-backed securities for its trading category to its available-for-sale category.

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

      The plan includes a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases have overlapping timelines and are therefore progressing simultaneously, therefore the status of progress on any particular phase is difficult to assess at any point in time. The Year 2000 task force meets as needed to coordinate its efforts as well as to monitor progress.

      The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group engaged a third party to provide an external evaluation of its Year 2000 plan and the status of the preparations of the Consolidated Group at that time.

      The  Consolidated  Group  has completed the testing  of  its  internally developed and supported software applications, hardware and facilities systems. Updates and modifications were made to systems if and as needed. Testing to date has not produced any results which were not able to be resolved. Testing for newly acquired or upgraded software, hardware and facilities systems will continue as deemed appropriate through the remainder of the year.

      The Consolidated Group is requesting vendor documentation certifying Year 2000 compliance with respect to third party software applications, third party services, equipment and facilities related systems. Certain equipment and facilities systems which have been identified as higher priority have been tested for compliance, where testing is possible. Where such testing has occurred, the tests have not produced any results which were not able to be resolved. To date, the Consolidated Group has not received any indication from any third party that a mission critical system or service will not be able to be certified by them as Year 2000 compliant. The Year 2000 task force is monitoring and tracking projected certification dates from third party providers.

      The Consolidated Group has begun the development of a Year 2000 contingency plan to address potential Year 2000 related failures. A contingency planning task force has developed preliminary contingency plans which  will  be further refined and tested during the remainder of  the  year.
There can be no assurance that this contingency plan or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is in a "liability sensitive" position in that it interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease, thus rising interest rates will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve, thus falling interest rates will have a positive impact on results of operations. As with the impact on operations from changes in interest rates, the Company's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. The Company continually monitors the sensitivity of net interest income and NPV to changes in interest rates. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Any computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of certificates, and should not be relied upon as indicative of actual future results.

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


                10(a). Employment Agreement between Metropolitan Mortgage & Securities Co., Inc. and Bruce Blohowiak (Exhibit 10(a) to Form 10-K filed January 8, 1998).

                10(b). Employment Agreement between Metropolitan Mortgage & Securities Co., Inc. and Michael Kirk (Exhibit 10(b) to Form 10-K filed January 8, 1998).

                10(c). Employment Agreement between Metropolitan Mortgage & Securities Co., Inc. and Jon McCreary (Exhibit 10(c) to Form 10-K filed January 8, 1998).

                10(d). Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company (Exhibit 10(d) for the fiscal year ended September 30, 1998.)

                10(e). Employment Agreement between Metropolitan Mortgage & Securities Co., Inc. and William D. Snider (Exhibit 10(e) to Form 10-Q filed May 20, 1999).

                11. Statement indicating Computation of Per-Share Earnings (see Condensed Consolidated Financial Statements).

                *27.     Financial Data Schedule

                *Filed herewith.

      (b)   Reports on Form 8-K

            None.
                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 12th day of August, 1999 on its behalf by the undersigned, thereunto duly authorized.

            METROPOLITAN MORTGAGE & SECURITIES CO., INC.

            /s/ BRUCE J. BLOHOWIAK

            ______________________________________________
            Bruce J. Blohowiak
              Executive Vice President, Chief Operating Officer and Director


            /s/ WILLIAM D. SNIDER

            ______________________________________________
            William D. Snider
            Chief Financial Officer