Form 10-K405
period 1999-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 1999-12-29
CIK 65384

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                   FORM 10-K
                               ----------------
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended September 30, 1999
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
                 For the transition period from       to
                        Commission file number 0-22041
                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
            (Exact name of registrant as specified in its charter)
  Washington (State of incorporation)       91-0609840 (IRS Employer No.)
   601 West First Avenue Spokane, WA             99201-5015 (Zip Code)
    (Address of Principal executive
               offices)
      Registrant's telephone number, including area code: (509) 838-3111
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                            Preferred Stock Series:
                     Variable Rate Cumulative Preferred Stock, Series C Variable Rate Cumulative Preferred Stock, Series D Variable Rate Cumulative Preferred Stock, Series E-1 Variable Rate Cumulative Preferred Stock, Series E-2 Variable Rate Cumulative Preferred Stock, Series E-3 Variable Rate Cumulative Preferred Stock, Series E-4 Variable Rate Cumulative Preferred Stock, Series E-5 Variable Rate Cumulative Preferred Stock, Series E-6 Variable Rate Cumulative Preferred Stock, Series E-7
-------------------------------------------------------------------------------
                               (Title of Class)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]   No  [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  Neither the voting nor non-voting common stock of the registrant is traded on any exchange, therefore there is no established market value. The aggregate market value of the stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of any date within 60 days prior to the date of filing because there have been no sales of the common stock within sixty days prior to the date of filing.
  The number of shares of the Registrant's Class A Common Stock outstanding as of December 1, 1999 was 129.
                   Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

                             ORGANIZATIONAL CHART
                          (as of September 30, 1999)





  The above chart lists Metropolitan Mortgage & Securities Co., Inc.'s ("Metropolitan" or the "Registrant") principal operating subsidiaries and their ownership (together with Metropolitan, the "Consolidated Group").

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

  Western United Life Assurance Company: Metropolitan's largest active subsidiary and the largest active company within the Consolidated Group, is engaged in investing in Receivables and other investments principally funded by proceeds from Receivable investments and sales and from annuity contract and life insurance policy sales.

  Metwest Mortgage Services, Inc.: Performs loan origination, collection and servicing functions for the Consolidated Group and others. It is an FHA/HUD licensed servicer and lender and is licensed as a Fannie Mae seller/servicer.
--------
* The remaining 3.5% of Consumers Group Holding Co., Inc. is owned by Summit Securities, Inc., an affiliate of Metropolitan.

                               BUSINESS OVERVIEW

General

  Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified institution with assets exceeding $1 billion. Its principal subsidiaries are Western United Life Assurance Company ("Western United"), an annuity and life insurance company, and Metwest Mortgage Services, Inc. ("Metwest"), a Receivable servicer and loan originator. The Consolidated Group had 635 full time equivalent employees at September 30, 1999.

  The Consolidated Group's principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, equipment leases and other investments ("Receivables"). The Receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Consolidated Group predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group's real estate Receivables includes A-, B and C credit quality obligors. See "RECEIVABLE INVESTMENTS." In addition to investing in existing Receivables, the Consolidated Group began originating non-conventional, A-, B and C credit borrower loans during late fiscal 1996 through Metwest. See "RECEIVABLE INVESTMENTS--Receivable Acquisitions--Loan Originations Sources." Metropolitan and its subsidiaries also acquire other types of Receivables, including, but not limited to, lottery prizes, structured settlements, annuities and leases. See "RECEIVABLE INVESTMENTS-- Receivables Acquisitions--Lottery, Structured Settlement, Annuity and Lease Sources."

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

  The Consolidated Group has developed several funding sources. These sources include collateralized lines of credit; the sale of Receivables, including sales through securitizations; Receivable investment income; the issuance of annuity and life insurance policies; the issuance of debt and equity securities; the sale of real estate; and securities portfolio earnings. See "SECURITIES INVESTMENTS--Method of Financing."

  Metropolitan also sells and, through the services of Summit Property Development, Inc. ("Summit Property Development"), an affiliate of Metropolitan, develops real estate primarily as the result of repossessions of property securing Receivables or in exchange for property securing Receivables that have been repossessed. In addition, Metropolitan was the developer of a timeshare resort, Lawai Beach Resort, located on Kauai, Hawaii, and certain other developments. See "REAL ESTATE DEVELOPMENT."

  The Consolidated Group provides services to certain affiliated entities (the "Affiliated Companies") for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. ("Summit"), Old Standard

Life Insurance Company ("Old Standard"), Old West Annuity & Life Insurance Company ("Old West"), Summit Property Development and Metropolitan Investment Securities, Inc. ("MIS"). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

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

  Metropolitan's future results may be affected by certain risks and uncertainties including but not limited to the following:

Falling interest rates could
negatively effect the
profitability and the fair
value of equity of the
Consolidated Group...........  If interest rates fall, the profitability and the fair value of equity of the Consolidated
                               Group may decline because of a refinancing of Receivables and a net decrease in interest revenues. When interest rates fall, borrowers have an incentive to refinance their Receivables by taking out new loans at a lower rate of interest and repaying existing loans having a higher rate of interest in full. Because the Receivables with the higher rate of interest may be repaid early, the interest earned by the Consolidated Group may decline. In addition, lower interest rates could cause interest revenues to decrease faster than interest expenses decrease, because more financial assets than liabilities are scheduled to reprice or mature for the Consolidated Group during the fiscal year that began on October 1, 1999.

Financial performance and
growth of the Consolidated
Group could be negatively
effected by the inability to
sell or securitize
Receivables..................  The Consolidated Group currently sells and securitizes pools of Receivables and intends to continue to sell and securitize pools of Receivables. Several factors affect the Consolidated Group's ability to securitize or sell pools of Receivables, including conditions in the securities markets generally, conditions in the asset-backed securities markets specifically, the credit quality of the Receivables, compliance of the Consolidated Group's Receivables with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to securities issued in the Consolidated Group's previous securitizations. The Consolidated Group's financial performance and growth prospects may be adversely effected if they cannot favorably sell or securitize Receivables, or if they are completely unable to sell or securitize Receivables.

Residual and subordinate
interests in securitizations
may not perform consistent
with our valuation
assumptions, resulting in
lower than anticipated
income earnings by the
Consolidated Group...........  The Consolidated Group owns subordinated and residual interests in several securitized loan pools, which generally are in a "first loss" position relative to the more senior securities sold to third parties and which carry a greater risk if loans in the securitizations are not paid or losses occur. The Consolidated Group values these interests based on assumptions, including anticipated prepayments, defaults and losses of the securitized Receivables. If those assumptions are inaccurate, the Consolidated Group will have overvalued these interests on its balance sheet and will earn less income than was anticipated from those assets.

Risk that foreclosure on
mortgages will delay or
reduce payments on
Receivables..................  Foreclosure, bankruptcy and other similar proceedings used to enforce mortgage loans are generally subject to principles of equity which are designed to relieve the indebted party from the legal effect of such party's default. Statutes may limit the right of the Consolidated Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any such principle may lead to a loss or delay in the payment on a certificate in a securitization in which the Consolidated Group is involved or in loans held by the Consolidated Group.

Real estate used as
collateral to cover losses
on Receivables may be
inadequate...................  Most of the Receivables purchased by the
                               Consolidated Group are collateralized by real estate to provide collateral if a borrower defaults on such borrower's mortgage. The real estate used as collateral may be insufficient to cover any loss in the event of foreclosure. Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in economic conditions, property values, zoning, land use, environmental laws and other legal restrictions, including changes in and restrictions on the timing and methods of foreclosure.

Risk of default on
Receivables that are secured
only by a promise to pay.....  The Consolidated Group purchases some
                               Receivables that are not collateralized, such as annuities, lottery prizes, structured settlements or other investments. In these cases, since the Consolidated Group does not have collateral in a specific asset, it relies instead upon a promise to pay from an insurance company, a state government or other entity. There is a risk that the payor will not keep its promise to pay and will default.

Net income may be
insufficient to cover fixed
charges......................  Net income of the Consolidated Group in 1999 was insufficient to cover fixed charges
                               including preferred stock dividend
                               requirements. The elimination of non-recurring income items would have increased this insufficiency and would also have created an insufficiency in 1998 and 1997. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Introduction" under Item 7.

Risks resulting from the
inexperience of the
Consolidated Group in
originating equipment
leases.......................  The Consolidated Group recently began originating equipment leases. Management cannot predict whether it will have the ability or the desire to continue to originate equipment leases in the future, whether such leases will achieve desirable yields or whether it will be able to accurately predict default or loss rates on equipment leases.

Underwriting may
insufficiently evaluate the
risk of losses on
Receivables..................  Metropolitan underwrites the Receivables that are purchased by the Consolidated Group. Many of the purchased receivables were originated by sellers and other non-institutional lenders. Therefore, the underwriting standards used to originate such loans may have been less strict than the standards that are typically used when underwriting conventional mortgage loans. Metropolitan uses a variety of procedures to evaluate Receivables depending on the type of investment. While Metropolitan tries to minimize the risk of default and the risk of losses if there is a default, there is no assurance that these underwriting procedures will be effective.

Insurance subsidiary
earnings may be unavailable
for dividends and fees.......  At September 30, 1999, approximately 78% of the
                               Consolidated Group's assets were held by its insurance subsidiary, Western United. Insurance company regulations restrict the way in which an insurance company can transfer assets and the amount of money that can be paid out in dividends by the insurance company. To use money for dividends, the insurance company must obtain permission from the insurance commissioner in the state of domicile of the insurance company. These restrictions on the ability to declare dividends and transfers of assets could have an adverse effect on Metropolitan's financial performance and ability to meet its debt obligations and preferred stock dividend payments.

The Consolidated Group may
be unable to meet its
financial obligations as
they become due..............  The Consolidated Group generates cash flow primarily from Receivable and other
                               investments, the sale of annuities and life insurance, the sale or securitization of Receivables and the sale of debt and equity securities. Cash flows from existing assets have been adequate during the past five years to satisfy the demand for payment of maturing debentures and to pay preferred stock dividends. However, the Consolidated Group's ability to repay interest and principal on debt securities and preferred stock dividends that become due in the future and other outstanding obligations depends in part on the success of future public offerings of debt and equity securities.

An increase in life
insurance and annuity
termination rates may
decrease earnings............  An increase in the termination rate of annuity contracts and life insurance policies would tend to decrease the earnings of Western United. If terminations increase, costs would increase because the insurance subsidiaries would have to immediately expense the unamortized deferred acquisition costs on those surrendered policies instead of continuing to amortize those costs over time. The rate at which annuity contracts and life insurance policies terminate is effected by several factors, including changes in interest rates, competition and changes in tax and other regulations. Management cannot predict the future rate of termination of life insurance and annuity policies.

Environmental conditions and
regulations of property
acquired by the Consolidated
Group may lead to losses.....  The Consolidated Group acquires properties in the course of its business some of which may contain hazardous waste or other toxic materials. Various federal, state and local environmental laws, ordinances and regulations hold the owner or the previous owner liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the effected property. Historically, the Consolidated Group has tried to avoid acquiring properties or Receivables collateralized by properties which may be contaminated. The Consolidated Group is currently evaluating whether to acquire or originate commercial loans where the property type or use creates a greater risk of environmental problems or on properties where known environmental problems exist. In those circumstances, the Consolidated Group is evaluating insurance programs to eliminate or minimize the potential environmental costs to the Consolidated Group. However, there is no guarantee that the Consolidated Group can effectively implement an insurance program or that, if implemented, it would be sufficient to cover the losses caused by any of these environmental liabilities. As a result of its current business or if the proposed program is implemented, the Consolidated Group may sustain significant losses due to such liability.

The Consolidated Group may
be liable for environmental
clean-up on real estate......  The government can place a lien on environmentally contaminated property to guarantee that the clean up costs for that property are paid. In many states, these liens have priority over the existing mortgage on the property. The Consolidated Group may be subject to these liens directly if they own real property subject to these liens, or indirectly if they participate in a securitization of property and have a role in the day-to-day management of the facility or property. Environmental assessments to determine whether certain properties are contaminated are rarely performed by the Consolidated Group, and even where they are performed, there is no guarantee that the Consolidated Group will be insulated from liability for an environmental condition.

The Consolidated Group may
be adversely affected by
competition among companies
in the Consolidated Group....  Several companies are affiliated with the
                               Consolidated Group through common control by C. Paul Sandifur, Jr. Certain officers and directors of these affiliated companies are also employees of the Consolidated Group. In addition, the Consolidated Group provides services to affiliated companies, buys and sells Receivables to and from such affiliated companies and makes loans to or borrows money from affiliated companies. These factors may lead to conflicts of interest such as which company receives a particular securities sale, how Receivables are distributed among or between separate companies, how fees for services are established and charged, how intercompany sales and purchases of Receivables are priced and the terms of any intercompany loans. Old Standard and Old West may compete with the Consolidated Group in acquiring Receivables and for the sale of annuities. Also, the Consolidated Group may compete with Summit for the acquisition of Receivables and the sale of securities.

Computer system failures in
connection with the Year
2000 could negatively impact
the Consolidated Group.......  The Year 2000 problem arises from the use by software developers of two digits rather than four digits to denote year dates in software programs, computer hardware operating systems and microprocessor based embedded controls in automated equipment. As a result, information systems that operate date sensitive software or automated equipment that contains date sensitive microprocessors may interpret "00" to signify 1900 rather than 2000, thereby impairing the ability of the information systems or automated equipment to correctly calculate, sequence or recognize dates. This could result in serious malfunctions or complete failures of affected systems, including an inability to process transactions, issue securities or checks, or engage in other normal business activities.

                               We have conducted tests on our internally developed and supported software, hardware and facilities systems for Year 2000 compliance and have reviewed and worked with outside vendors regarding compliance on ancillary systems and services involved with our business operations. Additionally, we have developed contingency plans in the event that a Year 2000 related problem or failure occurs. We believe that we will be compliant prior to the year 2000. However, in the event that there are computer problems arising out of a failure of such efforts our business operations could be negatively impacted since the conduct of our business in relationship to purchasing Receivables, servicing or administering the Receivables, the sale and administration of annuities, life insurance and the sale and administration of securities all rely heavily on computer programs and systems for processing our business transactions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Year 2000 Disclosure" under Item 7.

Risk that real estate held
for development may not be
sold, or may not be sold
profitably...................  The Consolidated Group is engaged in the development of various real estate properties, including substantially undeveloped properties. Development of such properties are at risk that the property will not be able to be sold, or will not be able to be sold at a price exceeding the carrying value for the property. Factors such as local and national trends in commercial property values as well as local, state and national economic trends may impact the potential sales price for such properties.

                            RECEIVABLE INVESTMENTS

Introduction

  Metropolitan has been investing in Receivables for its own account for over forty years. Metropolitan also provides Receivable acquisition and underwriting services to its subsidiary, Western United, and to Old Standard, Old West and Summit. See "--Management and Receivable Acquisition Services." Also see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13. The evaluation, underwriting and closing operations are performed at Metropolitan's headquarters in Spokane, Washington. The following information describes the Consolidated Group's Receivable acquisition and underwriting procedures undertaken on its behalf by Metropolitan as of September 30, 1999. These practices may be amended, supplemented and changed at any time at the discretion of the Consolidated Group.

  Unless otherwise indicated in this section and in the sections entitled "SECURITIES INVESTMENTS" and "REAL ESTATE DEVELOPMENT," or unless the context otherwise requires, references to a year (e.g. 1999) refer to the fiscal year ended September 30 of that year.

 Types of Receivables

  The Consolidated Group's Receivable acquisitions include three principal types of Receivables: (1) Receivables collateralized by real estate (both the acquisition of existing loans and the origination of loans principally involving residential properties), (2) alternative cash flows consisting of lottery prizes, structured settlements, annuities and other cash flows, and, recently, (3) Receivables collateralized by equipment (the origination of leases involving small ticket equipment items).

 Secondary Mortgage Markets

  The market for the acquisition of existing real estate Receivables is commonly referred to as the secondary mortgage market. The secondary mortgage market includes individual Receivables which are held and sold by individual investors. The secondary mortgage market includes the sale of seller financed real estate Receivables and the sale and resale of pools of Receivables which can be seller financed, or originated or acquired by a financial institution. The Consolidated Group acquires both individual and pools of Receivables.

 Receivable Acquisition Volume

  Metropolitan's Receivable acquisition activities (total activities for itself and for others), grew from approximately $390.0 million in 1997, to $494.3 million in 1998 and to $654.0 million in 1999. During 1999, the average monthly acquisition volume was approximately $54.5 million. Metropolitan's median closing time was approximately 14 days in 1999, in comparison to 13 days in 1998 and 14 days in 1997. Management considers closing time to be an important factor in a seller's decision to sell a Receivable to Metropolitan.

Receivable Acquisitions

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

 Individual Receivable Acquisition Sources

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

  Metropolitan's acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller as well as short closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase such Receivables. In order to enhance its position in this market, Metropolitan has implemented the following acquisition strategies: (1) centralizing acquisition activities, (2) expanding the use of Metropolitan's Receivable submission software, BrokerNet(R), (3) implementing flexible and strategic pricing and closing programs, and (4) designing and implementing broker incentive programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

 Capital Markets (Loan Pool) Acquisition Sources

  Approximately $198 million or 32% of total real estate Receivables acquired during 1999 were acquisitions of pools of real estate Receivables through Metropolitan's capital markets department. These portfolios may be either seller or institutionally originated. They may be acquired from brokers, banks, savings and loan organizations, mortgage brokerage firms or other financial institutions.

  Over the years, Metropolitan has built relationships with several brokers and lenders who provide a regular flow of potential acquisitions to the capital markets group. In addition, other brokers learn about Metropolitan through word of mouth and contact Metropolitan directly. Finally, some leads on loan pools are generated by direct calls to lending institutions or brokers.

  The capital markets group acquisitions are typically negotiated through direct contact with the selling broker or the portfolio departments at the various selling institutions or acquired through bidding at an auction. The closing costs per loan for institutional acquisitions are frequently lower than private secondary mortgage market acquisitions. However, the investment yield generally is lower for institutional acquisitions than for private market acquisitions.

  Metropolitan continues to hire additional sales and support staff to explore new marketing methods and to continue to increase its institutional pool purchase activities. There can be no assurance that these efforts will increase the volume of the pool purchases of the capital market group.

 Loan Originations Sources

  Metwest originates first lien residential mortgage loans, including both fixed and adjustable interest rate loans. Metwest is currently licensed for such mortgage loans as a lender or is exempt from licensing as a wholesale lender in thirty states and as a retail lender in thirty-four states.

  Through its "retail" program, Metwest originates real estate loans through licensed mortgage brokers who submit loan applications on behalf of the borrower. Before Metwest will enter into a broker agreement, the mortgage broker must demonstrate that it is properly licensed, experienced and knowledgeable in lending.

  During 1999, Metwest originated an average of approximately 144 real estate loans per month, including loans to facilitate the resale of repossessed real estate. In an effort to increase its volume, Metwest is making both procedural and staffing revisions. Metwest continues to develop new pricing programs for loan originations. Management can give no assurance that these efforts will increase origination volume.

  Metwest is also planning a new "wholesale" origination program. Through this program, Metwest intends to establish strategic alliances with conventional lenders, where the conventional lender will refer their non-qualifying leads to Metwest. There can be no assurance that these efforts will increase the volume of Metwest originations.

 Correspondent Lending Sources

  Beginning in 1997, Metropolitan began acquiring real estate loans through loan correspondent agreements. Under these agreements, Metropolitan agrees to purchase loans at a specified yield immediately after their origination, so long as the loans comply with Metropolitan's specified underwriting guidelines. Many of these loans are insured by a primary mortgage guaranty insurance policy. In addition, loan correspondents may also submit loans which do not meet established underwriting guidelines for individual evaluation and pricing, which is done by Metwest. Each correspondent makes standard representations and warranties with respect to each loan and has certain limited repurchase obligations. Metropolitan has added staff to support growth in its correspondent lending activities. There can be no assurance that these efforts will increase correspondent lending volumes.

 Real Estate Receivable Underwriting

  Metropolitan's loan underwriting guidelines and Metwest's real estate loan acquisition and origination guidelines apply criteria which include (i) evaluating the borrower's credit, which generally may include credit scores, income and debt to income ratios; (ii) obtaining and reviewing a current appraisal of the collateral; (iii) evaluating the property type; (iv) comparing the loan amount to the collateral value; and (v) evaluating the economics of the region where the collateral is located. For certain, but not all, loans with higher loan-to-value ratios mortgage insurance may be required. In addition, title insurance in an amount equal to the Receivable balance at the time of our acquisition is generally obtained. Generally, a lower credit rating would result in a higher required down payment, higher collateral value to loan amount and/or a higher interest rate or yield, which may be obtained through a discounted purchase price. Unlike the seller financed real estate Receivables purchased in the private secondary mortgage market, the real estate loans originated by Metwest, certain pool acquisitions and the loans purchased through Metropolitan's loan correspondent program have standardized documentation and terms. In addition, the real estate Receivables acquired or originated for inclusion in securitization pools generally have more stringent underwriting guidelines than other acquired or originated real estate loans.

 Lottery, Structured Settlement, Annuity and Lease Sources

  Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate, such as structured settlements, annuities, lottery prizes and equipment leases. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be cashed in directly with the issuing insurance company. Metropolitan's source for these investments is generally private brokers who specialize in these types of Receivables.

  Leases have been acquired through brokers who specialize in these types of assets. Currently, management plans to begin to establish strategic alliances with other equipment lessors, financial institutions and equipment vendors to expand its leasing activities. There can be no assurance that these alliances will materialize or, if entered into that they will be successful in expanding the leasing activities.

 Lottery, Structured Settlement and Annuity Underwriting

  In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of: (1) an application for sale of structured benefits which requests certain information regarding (i) the annuitant, including current employment, (ii) the annuity policy, and (iii) the nature of the claim and injuries sustained in connection with the structured settlement;
(2) a copy of the executed settlement agreement or judgment, if applicable; and (3) a copy of the executed annuity policy together with any qualified assignments. In certain circumstances, Metropolitan waives certain of these submission requirements if, in its sole best judgment, it determines that the failure to have those documents would not impair the acquiring company's interest in the structured settlement. Upon submission of the file, the closing department will obtain a credit report regarding the annuitant and the most current credit rating of the annuity issuer. Furthermore, Metropolitan will conduct a Uniform Commercial Code ("UCC") search by county or state where applicable, on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

  When underwriting a structured settlement, Metropolitan will review the credit report, the annuitant's completed purchase application, the results of the UCC search, and the terms of the settlement and annuity policy, among other things. Metropolitan will not knowingly purchase settlements paid to a trust containing a spendthrift clause nor will it knowingly purchase settlements where the payments are the annuitant's sole source of income, where the loss of income would significantly damage the livelihood of the annuitant or where the payments are used exclusively for the payment of medical necessities. Metropolitan will not purchase payments from a minor without a court order approving the transaction or from annuitants who are currently members of the armed forces or from annuitants that do not otherwise have the legal capacity to contract without a court order. Metropolitan will not purchase settlements from annuitants that evidence a pattern of fraudulent behavior. In underwriting a structured settlement, Metropolitan will confirm that the settlement is not a workers compensation settlement agreement or retirement or pension benefit.

  In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize and a review of the credit rating of the insurance company or other entity making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a confirmation with the respective lottery commission of the prize winner's right to sell the prize and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, the sale of a state lottery prize requires that the winner obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

 Equipment Leases

  In August of 1999, Metropolitan began to originate and to negotiate the purchase from others of equipment leases. These equipment leases are generally originated or purchased for less than $250,000. Metropolitan has added staff with prior experience in equipment leasing to support the addition of equipment leasing activities.

  Metropolitan's current equipment leasing underwriting and origination guidelines apply criteria similar to that applied to Receivables collateralized by real estate, which include (i) evaluating the borrower's credit, which may include credit scores, income and debt to income ratios;
(ii) obtaining and reviewing a current appraisal of the collateral and (iii) comparing the lease amount to the collateral value.

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

Current Mix of Receivable Investment Holdings

  The Consolidated Group's investments in Receivables are concentrated in Receivables collateralized by first priority liens on single-family residential property. Management believes that this concentration in residential real estate presents a lower credit risk than a portfolio predominantly collateralized by commercial property, unimproved land or other assets. It also believes that much of the risk in the portfolio is further dissipated by the large number of relatively small Receivables, the geographic dispersion of the collateral and the collateral value to investment amount requirements.

  At the time of acquisition, the face value of Receivables collateralized by real estate generally ranges in size from approximately $15,000 to $300,000. During 1999, the average real estate Receivable balance at the time of acquisition by the Consolidated Group was approximately $66,000. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" under Item 8.

  Management continually monitors economic and demographic conditions throughout the country in an effort to avoid a concentration of its acquired real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

  The following charts present information regarding type of real estate collateral, geographical distribution and lien priority of the Consolidated Group's portfolio of outstanding real estate Receivables as of September 30, 1999.

                DISTRIBUTION OF RECEIVABLES BY COLLATERAL TYPE

                              [Pie Chart showing:

Residential................................................................  70%
Commercial.................................................................  18%
Farms, Land, Other.........................................................  12%]

          DISTRIBUTION OF RECEIVABLES (COLLATERALIZED BY REAL ESTATE)

                             BY SECURITY POSITION

[Pie Chart showing:
First Lien Position........................................................  98%
Second Lien or Lower Position..............................................   2%]

            DISTRIBUTION OF ASSETS AS A PERCENTAGE OF TOTAL ASSETS

[Pie Chart showing:
Cash and Cash Equivalents..................................................   2%
Securities Investments.....................................................  22%
Receivables Collateralized by Real Estate..................................  43%
Other Receivables (Structured Settlements, Lotteries and Annuities)........  14%
Real Estate Held...........................................................   7%
Deferred Costs.............................................................   5%
Other......................................................................   7%]

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.

    PERCENTAGE DISTRIBUTION BY STATE OF THE PRINCIPAL AMOUNT OF RECEIVABLES
             COLLATERALIZED BY REAL ESTATE AS OF SEPTEMBER 30, 1999

                                 [Map showing:

Washington.................................................................  15%
California.................................................................  11%
Arizona....................................................................   9%
Texas......................................................................   9%
Florida....................................................................   6%
Oregon.....................................................................   6%
New Mexico.................................................................   4%
New York...................................................................   4%
Alaska.....................................................................   3%
Idaho......................................................................   3%
North Carolina.............................................................   3%
Montana....................................................................   2%
Nevada.....................................................................   2%
Utah.......................................................................   2%
Colorado...................................................................   1%
Connecticut................................................................   1%
Georgia....................................................................   1%
Hawaii.....................................................................   1%
Maryland...................................................................   1%
Michigan...................................................................   1%
Minnesota..................................................................   1%
Missouri...................................................................   1%
New Jersey.................................................................   1%
Ohio.......................................................................   1%
Oklahoma...................................................................   1%
Pennsylvania...............................................................   1%
South Carolina.............................................................   1%
Tennessee..................................................................   1%
Virginia...................................................................   1%]

  States not showing a percentage have less than 1%.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                             LOANS ON REAL ESTATE
                              SEPTEMBER 30, 1999

  At September 30, 1999, the Consolidated Group held first priority liens associated with contracts and mortgage note receivables with a face value of approximately $531 million (98%) and second or lower priority liens of approximately $12 million (2%). Approximately 29% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 22% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 11% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 8% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 13% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables ranges principally from $15,000 to $300,000 with 114 real estate Receivables, aggregating approximately $62 million, in excess of this range. No individual contract or note is in excess of 0.4% of the total carrying value of real estate Receivables and less than 9% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 94% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 1999 is approximately 9.4%. Maturity dates range from 1999 to 2029.

                                      Interest     Carrying    Delinquent  NonAccrual  Number of
                          Number of     Rates     Amount of     Principal  Principal  NonAccrual
Description              Receivables Principally Receivables     Amount      Amount   Receivables
-----------              ----------- ----------- ------------  ----------- ---------- -----------
RESIDENTIAL
First Mortgage >
 $100,000...............      665       8-12%    $111,543,183  $ 7,326,286 $2,131,568      14
First Mortgage >
 $50,000................    1,637       8-12      111,724,327    6,393,943     94,419       1
First Mortgage <
 $50,000................    7,771       8-14      149,421,102    7,352,985        --      --
Second or Lower > $
 100,000................        2        8-9          241,165          --         --      --
Second or Lower >
 $50,000................       21       8-10        1,377,633          --         --      --
Second or Lower <
 $50,000................      250       8-11        4,254,171      131,973        --      --
COMMERCIAL
First Mortgage >
 $100,000...............      267       8-12       63,882,965    3,400,951    251,140       2
First Mortgage >
 $50,000................      255       8-11       18,658,472      616,173        --      --
First Mortgage <
 $50,000................      361       8-11        9,807,575      282,658        --      --
Second or Lower >
 $100,000...............       11       8-11        3,768,425          --         --      --
Second or Lower >
 $50,000................       17       8-10        1,194,734          --         --      --
Second or Lower <
 $50,000................       35       8-11          915,669          --         --      --
FARM, LAND AND OTHER
First Mortgage >
 $100,000...............      114       8-12       23,419,057    3,158,580    582,478       1
First Mortgage >
 $50,000................      159       8-13       11,206,573      565,419        --      --
First Mortgage <
 $50,000................    1,771       8-12       31,189,625      771,032        --      --
Second or Lower >
 $100,000...............      --         --               --           --         --      --
Second or Lower >
 $50,000................        1          8           75,215          --         --      --
Second or Lower <
 $50,000................       16       8-10          238,760          --         --      --
Unrealized discounts,
 net of unamortized
 acquisition costs, on
 Receivables purchased
 at a discount..........                          (13,416,777)
Accrued Interest
 Receivable.............                           10,024,083
                                                 ------------  ----------- ----------
CARRYING VALUE..........                         $539,525,957  $30,000,000 $3,059,605
                                                 ============  =========== ==========

  The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

  The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                         Residential  Commercial    Farm, Land,
                          Principal    Principal  Other Principal Total Principal
                         ------------ ----------- --------------- ---------------
October 1999 September
 2002................... $ 39,372,682 $13,786,448   $14,395,020    $ 67,554,150
October 2002 September
 2004...................   29,844,651  13,306,380     8,592,041      51,743,072
October 2004 September
 2006...................   28,847,580  14,151,225     8,239,914      51,238,720
October 2006 September
 2009...................   42,674,415  19,708,583     9,765,512      72,148,509
October 2009 September
 2014...................   68,138,399  12,229,150    10,273,626      90,641,175
October 2014 September
 2019...................   32,018,242   7,748,329     7,906,404      47,672,975
October 2019
 Thereafter.............  137,665,612  17,297,725     6,956,713     161,920,050
                         ------------ -----------   -----------    ------------
                         $378,561,581 $98,227,840   $66,129,230    $542,918,651
                         ============ ===========   ===========    ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                             LOANS ON REAL ESTATE
                              SEPTEMBER 30, 1998

  At September 30, 1998, the Consolidated Group held first priority liens associated with contracts and mortgage note receivables with a face value of approximately $615 million (99%) and second or lower priority liens of approximately $9 million (1%). Approximately 29% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 24% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 10% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 9% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 13% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables ranges principally from $15,000 to $300,000 with 96 real estate Receivables, aggregating approximately $53 million, in excess of this range. No individual contract or note is in excess of 0.4% of the total carrying value of real estate Receivables and less than 5% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 94% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 1998 is approximately 9.4%. Maturity dates range from 1998 to 2028.

                                      Interest     Carrying    Delinquent  NonAccrual  Number of
                          Number of     Rates     Amount of     Principal  Principal  NonAccrual
Description              Receivables Principally Receivables     Amount      Amount   Receivables
-----------              ----------- ----------- ------------  ----------- ---------- -----------
RESIDENTIAL
First Mortgage >
 $100,000...............      945       6-13%    $150,451,934  $ 7,589,733 $1,623,481       8
First Mortgage >
 $50,000................    1,984       6-13      131,054,371    7,982,302        --      --
First Mortgage <
 $50,000................    7,730       6-13      173,825,947   10,109,264        --      --
Second or Lower > $
 100,000................        4        8-9          455,540          --         --      --
Second or Lower >
 $50,000................       14       7-10        1,047,682          --         --      --
Second or Lower <
 $50,000................      219       6-13        3,328,275      151,457        --      --
COMMERCIAL
First Mortgage >
 $100,000...............      265       6-13       57,868,536    3,405,491        --      --
First Mortgage >
 $50,000................      250       6-13       17,772,894      724,282        --      --
First Mortgage <
 $50,000................      364       6-13        9,480,915      454,429        --      --
Second or Lower >
 $100,000...............        6       8-10        2,292,282      177,947        --      --
Second or Lower >
 $50,000................        7       9-12          553,297          --         --      --
Second or Lower <
 $50,000................       16       8-12          530,875          --         --      --
FARM, LAND AND OTHER
First Mortgage >
 $100,000...............      115       8-13       22,834,543    1,496,631    224,068       1
First Mortgage >
 $50,000................      181       6-13       12,343,223      218,562        --      --
First Mortgage <
 $50,000................    3,123       6-13       39,211,108    1,679,952        --      --
Second or Lower >
 $100,000...............      --         --               --           --         --      --
Second or Lower >
 $50,000................        3       8-10%         224,849          --         --      --
Second or Lower <
 $50,000................       20       8-12%         274,866        9,950        --      --
Unrealized discounts,
 net of unamortized
 acquisition costs, on
 Receivables purchased
 at a discount..........                          (19,729,926)
Accrued Interest
 Receivable.............                           10,357,112
                                                 ------------  ----------- ----------
CARRYING VALUE..........                         $614,178,323  $34,000,000 $1,847,549
                                                 ============  =========== ==========

  The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

  The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                         Residential  Commercial    Farm, Land,
                          Principal    Principal  Other Principal Total Principal
                         ------------ ----------- --------------- ---------------
October 1998 September
 2001................... $ 46,603,474 $13,932,981   $15,651,071    $ 76,187,526
October 2001 September
 2003...................   32,911,059   9,283,321     7,264,059      49,458,439
October 2003 September
 2005...................   31,569,559   8,913,569     7,920,438      48,403,566
October 2005 September
 2008...................   47,500,753  12,951,272     9,569,276      70,021,301
October 2008 September
 2013...................   73,473,113  17,654,657    13,190,462     104,318,232
October 2013 September
 2018...................   41,266,554   5,441,008     9,095,150      55,802,712
October 2018
 Thereafter.............  186,839,237  20,321,991    12,198,133     219,359,361
                         ------------ -----------   -----------    ------------
                         $460,163,749 $88,498,799   $74,888,589    $623,551,137
                         ============ ===========   ===========    ============

  The following tables present certain statistical information regarding the Consolidated Group's Receivable investment activity during the three fiscal years ended September 30, 1999.

                                             Year Ended or at September 30,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
                                                 (Dollars in Thousands)
REAL ESTATE RECEIVABLES PURCHASED OR
 ORIGINATED DURING PERIOD
  Number...................................      8,205       5,263       5,919
  Average Face Amount...................... $       66  $       58  $       51
  Face Amount.............................. $  537,289  $  307,170  $  300,450
  Unrealized Discounts, Net of Acquisition
   Costs...................................     (1,247)    (11,208)    (16,918)
  Underlying Obligations Assumed(l)........       (530)       (707)     (1,810)
                                            ----------  ----------  ----------
                                            $  535,512  $  295,255  $  281,722
                                            ==========  ==========  ==========
TOTAL REAL ESTATE RECEIVABLES OUTSTANDING
 AT END OF PERIOD(2)
  Number...................................     13,353      15,246      14,517
                                            ----------  ----------  ----------
  Face Amount Discounted Receivables....... $  438,838  $  509,736  $  442,958
  Face Amount Originated Receivables.......    104,081     113,815      85,250
                                            ----------  ----------  ----------
  Total Outstanding Receivables............    542,919     623,551     528,208
  Unrealized Discounts Net of Unamortized
   Acquisition Costs.......................    (13,417)    (19,730)    (24,643)
  Accrued Interest Receivable..............     10,024      10,357       9,299
                                            ----------  ----------  ----------
  Net Balance.............................. $  539,526  $  614,178  $  512,864
                                            ==========  ==========  ==========
  Average Net Balance per Receivable
   (Excluding Accrued Interest)............ $     40.0  $     39.6  $     34.7
  Average Annual Yield on Discounted and
   Originated Receivables(3)...............       10.4%       10.6%       11.5%

--------
(1) Consisting of pre-existing first lien position Receivables which remain when the Consolidated Group invests in second lien position Receivables.

(2) Approximately 19% of the portfolio at September 30, 1999, 18% of the portfolio at September 30, 1998 and 16% of the portfolio at September 30, 1997 represented financing for resales of repossessed properties and other originated Receivables.

(3) Yield on real estate Receivables represent gross interest and earned discount revenues, net of amortized acquisition costs, prior to any overhead allocation and losses recorded following foreclosure. The reasons for changes in yield are (i) fluctuations in the rate of actual prepayments; (ii) securitization and sale of Receivables; (iii) the changing mix of Receivable purchases between those originated from Metropolitan's network of broker contacts and those purchased in bulk;
    (iv) the amortization of the existing portfolio; and (v) the amount of discount on Receivables purchased.

  At September 30, 1999, the average contractual interest rate on Receivables collateralized by real estate (weighted by principal balances) was approximately 9.4%.

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

  Fees for providing servicing and collection services to Metropolitan and Western United had no impact on the results of operations of the Consolidated Group during fiscal 1999 as they are eliminated in the consolidated financial statements. Fees for providing servicing and collection services to the trusts holding securitized pools and to Summit, Old Standard and Old West were approximately $4,676,000, before deducting amortization and valuation of servicing rights of approximately $2,062,000 during fiscal 1999. These charges to parties outside the Consolidated Group provide an additional source of income to the Consolidated Group.

  The principal amount of Receivables collateralized by real estate held by the Consolidated Group (as a percentage of the total outstanding principal amount of Receivables) which was in arrears for more than ninety days at the end of the following fiscal years was:

      1999................................................................. 5.5%
      1998................................................................. 5.5%
      1997................................................................. 6.8%

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

  Collections of delinquent amounts of Receivables are organized in a step stage format which staggers the intensity of the collection effort based upon the delinquency severity and allowing the more experienced collectors to handle the more delinquent accounts. Metwest utilizes a computer generated payment behavior and scoring system to determine at which point a borrower will be called on a late payment which sometimes may be as soon as the first day of delinquency. If the system determines that a call should be placed to a borrower prior to the tenth day of delinquency a front-end collector will place a collection call to the payor. Generally, if a payment becomes seven days past due, a late notice will automatically be sent to the payor notifying the payor of the delinquency and the applicable late charge. When 10 days delinquent, the Receivable will be assigned to a second stage collector who will attempt to make verbal contact with the payor no later than the twenty-ninth day of delinquency if the payment and behavior scoring system indicates that a call should be placed at that time. The collector works closely with a more senior collector in a team environment. If no satisfactory arrangement is made by the twenty-second day of delinquency a pre-litigation (demand) letter will be sent to the payor. Additionally at the thirtieth day of delinquency the senior collector for that team will attempt to make contact with the payor. If verbal contact or satisfactory arrangements are not made by the forty-fifth day, a decision matrix is used to determine whether to forward the file: (i) to the loan modification center for a workout solicitation or acceleration; (ii) to the foreclosure department; or (iii) to the pre-foreclosure committee for review to determine the best method for solving the delinquency (either through additional workout attempts or through foreclosure). Generally, for those loans for which verbal contact has been made, a collector will work with the borrower to bring the loan current, or refer the loan to the loan modification center for a work out. Collectors continue to attempt to make contact with the payor, unless otherwise referred to the foreclosure department or the loan modification center, through the sixtieth day of delinquency. Collection activity may also involve the initiation of legal proceedings against the Receivable obligor. Legal proceedings, when necessary, are generally initiated within approximately seventy-five days after the initial default. If accounts are reinstated prior to completion of the legal action, as a condition of reinstatement, attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance, in some cases.

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

Allowance for Losses on Real Estate Assets

  The Consolidated Group establishes an allowance for expected losses on real estate assets (both Receivables collateralized by real estate and repossessed real estate). This allowance is based upon a statistical valuation or traditional appraisal of the Consolidated Group's real estate holdings for each delinquent Receivable having a principal balance greater than $100,000. In addition, the Consolidated Group calculates an allowance for losses on delinquent Receivables having a principal balance below the $100,000 threshold based upon its historical loss experience. The Consolidated Group reviews the results of its resales of repossessed real estate to identify any market trends and to document the Group's historical experience on such sales. The Consolidated Group adjusts its allowance for losses requirement, as appropriate, based upon such observed trends in delinquencies and losses on resales. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision for Losses on Real Estate Assets" under Item 7.

  The following table outlines the Consolidated Group's changes in the allowance for losses on real estate assets:

                                            1999         1998         1997
                                        ------------  -----------  -----------
   Beginning Balance................... $ 11,000,618  $12,327,098  $10,192,584
   Provisions..........................   10,675,560    6,199,297    8,131,101
   Charge-Offs.........................  (12,358,106)  (7,525,777)  (5,996,587)
                                        ------------  -----------  -----------
   Ending Balance...................... $  9,318,072  $11,000,618  $12,327,098
                                        ============  ===========  ===========
   Percentage of Ending Balance of
    Allowances to Outstanding Real
    Estate Assets......................          1.5%         1.6%         2.1%
                                        ============  ===========  ===========
   Ratio of Net Charge-Offs to Average
    Real Estate Assets Outstanding
    During the Period..................          1.9%         1.2%         0.9%
                                        ============  ===========  ===========

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

  The following table presents specific information about the Consolidated Group's repossessed properties with carrying values of $100,000 or more which were held at September 30, 1999 and/or September 30, 1998. The carrying values of certain properties may reflect additional costs incurred, such as taxes and improvements, when such costs are estimated to be recoverable from the sale of the repossessed property.

                               Carrying       Carrying    Market
                                Value          Value      Value      Year of   Total Rent
Property Type/State Location   9/30/98        9/30/99    9/30/99   Foreclosure  Received
----------------------------  ----------     ---------- ---------- ----------- ----------
House, Vermont..........                     $  149,765 $  166,406    1999
Commercial, New York....      $  218,633        239,058    265,620    1998
House, Florida..........                        137,522    152,802    1999
House, Utah.............                        134,682    149,647    1999
House, Washington.......         131,563        125,910    139,900    1998
House, Texas............                        108,108    120,120    1999
Commercial, New York....                        124,098    137,887    1999
Land, New York..........                        108,000    120,000    1999
Land, California........         107,672         29,250               1998
Land, California........         117,000   A                          1994
House, California.......         290,156   B                          1998
House, New Jersey.......                        107,100    119,000    1999          950
House, Pennsylvania.....                        112,500    125,000    1999
House, California.......         103,410   C                          1998
House, New Jersey.......         102,051   D                          1998
House, California.......         153,607   E                          1998
Condo, Maryland.........                        333,000    370,000    1999
House, Oregon...........         178,200   F                          1997
RV Park, New Mexico.....         117,037   G                          1998
Commercial, Washington..         517,505   H                          1998        8,500
House, Texas............         134,910   I                          1998
Commercial Land,
 Florida................                        153,000    170,000    1999
House, Pennsylvania.....         292,500   J                          1998
Land, Washington........         247,719        247,719    275,243    1998
Commercial, Washington..                        645,215    716,906    1999        1,000
Commercial, New York....                        181,020    201,133    1999
House, Arizona..........                        236,039    262,266    1999
Commercial, Florida.....                        123,750    137,500    1999
Land, Florida...........         282,843        282,843    314,270    1998
Commercial, Virginia....         224,100   K                          1998
Condo, Washington.......                        108,152    120,169    1999
Commercial, New York....                        208,800    232,000    1999
Condo, Florida..........         116,100   L                          1998
Condo, New Jersey.......                        155,837    173,152    1999
House, California.......                        126,861    140,957    1999
Commercial, New York....                        144,000    160,000    1999
House, California.......         121,908   M                          1998
Commercial Land,
 Florida................                        203,742    226,380    1999
Commercial, Florida.....         241,711         40,500               1998
Commercial, New York....         209,295        179,550    199,500    1998          878
House, California.......                        126,900    141,000    1999
House, Idaho............         123,750   N                          1998
House, Idaho............                        127,425    141,583    1999
Land, Arizona...........         108,495         90,000               1998
Commercial, California..         999,509        999,509  1,110,566    1998        4,483
House, California.......         151,200   O                          1998
House, Florida..........                        688,817    765,352    1999
Land, Oregon............                        120,506    133,895    1999
House, Oregon...........         104,999   P                          1998
House, Arizona..........                        131,950    146,611    1999
Commercial, Washington..                        153,765    170,850    1999
House, Utah.............                        108,000    120,000    1999
House, Oregon...........                        117,900    131,000    1999
Land, Utah..............                        126,051    140,057    1999
Commercial, Idaho.......                        125,471    139,412    1999
House, Colorado.........                        100,350    111,500    1999
Land, California........                        130,500    145,000    1999
Condo, California.......                        110,700    123,000    1999
House, Washington.......                        478,242    531,380    1999
Commercial, Rhode
 Island.................                        115,200    128,000    1999
Commercial, New Jersey..                        124,309    138,121    1999
House, Indiana..........                        192,324    213,693    1999
House, Washington.......                        111,475    123,861    1999
House, California.......                        243,000    270,000    1999
House, California.......                        192,322    213,691    1999
                              ---------- --- ---------- ----------    ----      -------
 .......................      $5,395,872     $6,749,413 $7,321,847              $15,811
                              ==========     ========== ==========              =======

  The sales prices of the referenced properties were as follow:

                               $   65,000   A
                                  259,000   B
                                  109,500   C
                                   38,000   D
                                   99,000   E
                                  198,000   F
                                  129,500   G
                                  575,000   H
                                  147,000   I
                                  288,000   J
                                  200,000   K
                                   80,000   L
                                  140,000   M
                                  125,000   N
                                  172,500   O
                                   79,000   P
                               ----------
  Total....................... $2,704,500
                               ==========

  For information regarding the Consolidated Group's activity in properties held for development, see "REAL ESTATE DEVELOPMENT."

Management and Receivable Acquisition Services

  Metropolitan provides management and Receivable acquisition services to its subsidiaries and to Summit, Old Standard and Old West. The Receivable acquisitions satisfy underwriting and yield requirements established by the purchasing company. The difference between the yield requirement and the yield which Metropolitan actually negotiates is retained by Metropolitan as its compensation for providing acquisition services, except with respect to Western United which, beginning April 1, 1998, acquires loans from Metropolitan at Metropolitan's cost in compliance with current regulatory application of statutes regulating transactions within a holding company group.

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

  Prior to April 1, 1998, the excess yield retained by Metropolitan was amortized into Metropolitan's income over the same period and in the same amount as it is amortized into expenses by Western United. During 1998 and 1997, Metropolitan charged Western United fees of approximately $10.4 million and $20.1 million, respectively. The 1998 and 1997 charges were before loss reserves of $4.89 million and $9.53 million, respectively. Underwriting fees charged to Summit, Old Standard and Old West are recognized as revenues when the related fees are charged to those companies. During 1999, Metropolitan charged Summit, Old Standard and Old West fees of $5,000, $361,000 and $30,000, respectively. The service agreements with Western United have no effect upon the consolidated financial results of the Consolidated Group. The service agreements with companies outside the Consolidated Group, including Summit, Old Standard and Old West provide fee income to Metropolitan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

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

  Generally, a securitization involves the sale of certain specified Receivables to a bankruptcy remote single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. Typically the certificates consist of several different classes, which include classes of senior certificates, a class of residual interests certificates, and may also include intermediate classes of subordinated certificates. The rights of the senior certificate holders can be enhanced through several methods which include subordination of the rights of the subordinate and residual interests to receive distributions, or through the establishment of a reserve fund. In connection with securitizations, the senior certificates are sold to investors, which are generally institutional investors. The companies which sell their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies may also receive an interest in any unsold subordinate certificates and an interest in any residual interest. Such interests are generally apportioned based upon the respective companies contribution of Receivables to the pool of Receivables sold to the trust and may be resecuritized.

  Through September 30, 1999, the Consolidated Group (principally Metropolitan and Western United) has participated as a co-sponsor in nine real estate Receivable securitizations of which five were also participated in by affiliates, Summit, Old Standard and Old West. The affiliates' percentage of each securitization has been less than approximately 10% in each transaction in which they participated. In each securitization, Metropolitan has used either futures contracts or securities "short sales" to hedge or protect the profits for all or a portion of the transaction. The price to the participants at settlement for each securitization includes their proportionate share of hedging transactions related to each securitization. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 2" under Item 8.

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

  In the securitizations in which the Consolidated Group has participated, the rights of the senior certificate holders were enhanced through subordinating the rights of subordinate and residual interests to receive distributions with respect to the mortgage loans. The selling companies initially retained their respective residual interests but recently, certain of such residual interests were resecuritized. At September 30, 1999, the value of residual interests held by the Consolidated Group was $31.8 million.

  In addition to sales through securitizations, the Consolidated Group sells pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale.

  During the year ended September 30, 1999, the Consolidated Group sold portfolios of real estate Receivables through both direct sales and securitizations with proceeds of approximately $592.8 million and gains of $21.8 million. During that same period, the Consolidated Group sold other Receivables through both direct sales and securitizations with proceeds of approximately $50.0 million and gains of $3.0 million.

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

                     LIFE INSURANCE AND ANNUITY OPERATIONS

Introduction

  One of the Consolidated Group's principal subsidiaries is Western United. Western United was incorporated in Washington State in 1963. As of September 30, 1999, Western United owned approximately $963 million in assets, or approximately 78% of the Consolidated Group's total assets. Based on its admitted statutory assets at December 31, 1998, Western United ranks sixth in size among the twenty-two individual life and health insurance companies domiciled in the State of Washington. Nationally, Western United ranked 303rd in size out of 1,282 companies based on admitted assets.

  Western United markets its annuity and life insurance products through approximately 1,400 independent sales representatives under contract. These representatives may also sell life insurance and/or annuity products for other companies. Western United is licensed as an insurer in the States of Alaska, Arizona, Hawaii, Idaho, Indiana, Montana, Nebraska, Nevada, North Dakota, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. During 1998 (the most recent year for which statistical information is available), Western United's annuity market share was 3.0%, ranking it sixth in production, in the six states in which approximately 93% of its annuity business was produced:
Washington, Oregon, Idaho, Montana, North Dakota and Texas.

  Management intends to expand the operations of Western United into other states as opportunities arise, which may include the acquisition of other existing insurance companies. Western United currently has insurance license applications pending in the States of New Mexico and Oklahoma.

  Western United is a member of the Insurance Market Standards Association, which is an association established to promote ethical insurance marketing standards among its members. Western United is also a member of the Federal Home Loan Bank of Seattle.

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

  Western United prices its new annuity products and renewals in order to achieve a positive spread between its annuity costs and available Receivable and other investments while also considering current annuity market rates of interest and competitive pressures. Flexible and single premium annuities are offered with surrender charges for periods varying from one year to ten years.

  During fiscal 1999, Western United introduced three new products-the Horizon Equity Indexed Annuity, the Liquid Flexible Premium Annuity and the Discover Max series of single premium annuities.

  At September 30, 1999, deferred policy acquisition costs were approximately 7.8% of life and annuity reserves. Increasing termination rates may have an adverse impact on Western United's earnings through requiring faster amortization of these costs. Management believes that this potentially adverse impact is mitigated by annuity interest spreads, which are anticipated to be about 200 basis points. This spread analysis is shown in the following table, which applies to the results of Western United during the past three calendar years, based on insurance regulatory report filings:

                                                                      Three Year
                                                    1998  1997  1996   Average
                                                    ----  ----  ----  ----------
Net Investment Earnings Rate....................... 7.52% 7.71% 8.15%    7.79%
Average Credited Interest Rate..................... 5.84  6.03  6.03     5.97
Spread............................................. 1.68  1.68  2.12     1.82

  During fiscal 1999, 1998, and 1997, amortization of actuarily determined deferred policy acquisition costs was $11.0 million, $10.0 million and $9.4 million, respectively.

  Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves. For the calendar years 1998, 1997 and 1996, lapse rates were 18.9%, 16.9% and 14.7%, respectively. Based upon results for the nine months ended September 30, 1999, lapse rates were 15.6%.

Life Insurance

  During the year ended September 30, 1999, approximately 1% of Western United's statutory direct premiums were derived from the sale of interest sensitive whole life insurance and term life insurance policies. As of September 30, 1999, the face amount of life insurance policies written and outstanding totaled $241,109,000, net of amounts ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience (i.e. the frequency of claims resulting from deaths of policyholders). Although Western United's mortality rates to date have been lower than expected, higher credited interest rates and higher issuing expenses combined with low volume have resulted in lower profits than those experienced with its annuity products.

  The following table sets forth certain key financial information regarding the Consolidated Group's life insurance subsidiary.

                                               Year Ended at September 30,
                                              -------------------------------
                                                1999       1998       1997
                                              ---------  ---------  ---------
                                                 (Dollars in Thousands)
Insurance In Force
  Individual Life............................ $ 282,481  $ 308,191  $ 330,205
  Less Ceded to other Companies..............   (41,372)   (47,653)   (52,328)
                                              ---------  ---------  ---------
                                                241,109    260,538    277,877
                                              =========  =========  =========
Life Insurance Premiums......................     3,026      3,123      3,352
Less Ceded Premiums..........................      (326)      (323)      (352)
                                              ---------  ---------  ---------
Net Life Insurance Premiums..................     2,700      2,800      3,000
                                              =========  =========  =========
Net Investment Income........................    61,555     62,453     65,760
                                              =========  =========  =========
Benefits, Claim Losses and Settlement
 Expenses....................................    45,495     48,098     50,455
                                              =========  =========  =========
Deferred Policy Acquisition Costs............    61,764     67,167     69,730
                                              =========  =========  =========
Reserves for Future Policy Benefits, Losses,
 Claims and Loss Expenses....................   795,744    800,849    825,369
                                              =========  =========  =========
Total Assets.................................   962,896    939,910    953,249
                                              =========  =========  =========
Statutory Capital and Surplus................   100,420     89,618     86,230
                                              =========  =========  =========

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

  The second of the two agreements became effective July 1, 1998 and remained in effect at September 30, 1999. Under this second agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products and the premiums ceded during the fiscal year ended September 30, 1999 were approximately $44.7 million. Western United received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $2.3 million during the fiscal year ended September 30, 1999.

  These agreements allow Western United to continue its market presence and relationship with its insurance agents while moderating its rate of growth. Under its contractual terms, the second agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $30 million will be ceded under this treaty during fiscal 2000. Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

 Life Policy Reinsurance

  Western United reinsured $41,372,000 of life insurance risk at September 30, 1999 which equaled all risk in excess of $100,000 on each whole life policy and all risk in excess of $50,000 on each term life policy. Life insurance in force at that time was $282,481,000. Western United is a party to seventeen separate reinsurance treaties with seven reinsurance companies. The largest treaty is with Lincoln National Life Insurance Company and provided, at September 30, 1999, approximately $21,307,000 of reinsurance coverage. The majority of the remaining coverage is with Business Mens Assurance Company of America and Phoenix Home Life Mutual Insurance Company. Total life policy reinsurance premiums paid by Western United during the fiscal year ended September 30, 1999 were approximately $326,000.

Reserves

  Western United's reserves for both annuities and life insurance are actuarially determined and prescribed by its state of domicile and other states in which it does business through laws which are designed to protect annuity contract owners and policy owners. The amount of these reserves required for compliance with state law are reviewed by an actuary. These reserves are amounts which, at certain assumed rates, are calculated to be sufficient to meet Western United's future obligations under annuity contacts and life insurance policies currently in force. At September 30, 1999, such reserves were $795,744,000. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policy holders, duration of policies and variations in policy terms. Since such reserves are based on actuarial assumptions, no representation is made that ultimate liability will not exceed these reserves.

Insurance Accounting Practices

  Western United is required to file statutory financial statements with its state of domicile, Washington. Accounting principles used to prepare its statutory financial statement differ from generally accepted accounting principles ("GAAP"). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 1999, 1998 and 1997, respectively, is as follows:

                                             1999         1998         1997
                                          -----------  -----------  -----------
Net Income--GAAP......................... $11,565,311  $ 3,576,495  $ 4,051,900
Adjustments to reconcile:
  Deferred policy acquisition costs......   5,128,668    1,884,429      717,718
  State insurance guaranty fund..........    (942,315)    (168,840)     110,290
  Annuity reserves and benefits..........  (2,356,786)    (653,420)  (2,714,024)
  Capital gains and IMR amortization.....  (9,275,889)  (5,272,116)    (379,910)
  Allowance for losses...................   8,162,103    5,464,639    5,166,518
  Federal income taxes...................  (6,246,200)  (2,179,558)    (140,864)
                                          -----------  -----------  -----------
Net Income--Statutory.................... $ 6,034,832  $ 2,651,629  $ 6,811,628
                                          ===========  ===========  ===========

                            SECURITIES INVESTMENTS

  At September 30, 1999, 1998, and 1997, 84.6%, 80.3% and 84.5%, respectively, of the Consolidated Group's securities investments were held by Western
United.

  The following table outlines the nature and carrying value of securities investments held by Western United at September 30, 1999:

                                      Available-   Held-to-
                           Trading     For-Sale    Maturity
                          Portfolio   Portfolio    Portfolio     Total     Percentage
                         ----------- ------------ ----------- ------------ ----------
Total Amount............ $44,471,146 $116,772,234 $65,226,400 $226,469,780   100.0%
                         =========== ============ =========== ============   =====
% Invested in:
  Fixed Income.......... $44,471,146 $114,058,044 $65,226,400 $223,755,590    98.8%
  Equities..............         --     2,714,190         --     2,714,190     1.2
                         ----------- ------------ ----------- ------------   -----
                         $44,471,146 $116,772,234 $65,226,400 $226,469,780   100.0%
                         =========== ============ =========== ============   =====
% Fixed Income:
  Taxable............... $44,471,146 $114,058,044 $65,226,400 $223,755,590   100.0%
  Non-taxable...........         --           --          --           --      0.0
                         ----------- ------------ ----------- ------------   -----
                         $44,471,146 $114,058,044 $65,226,400 $223,755,590   100.0%
                         =========== ============ =========== ============   =====
% Taxable:
  Government/Agency..... $       --  $        --  $46,566,748 $ 46,566,748    20.8%
  Corporate.............  44,471,146  114,058,044  18,659,652  177,188,842    79.2
                         ----------- ------------ ----------- ------------   -----
                          44,471,146  114,058,044  65,226,400  223,755,590   100.0%
                         =========== ============ =========== ============   =====
% Corporate Bonds:
  AAA................... $10,109,766 $  7,027,038 $ 6,183,980 $ 23,320,784    13.2%
  AA....................         --    10,865,132         --    10,865,132     6.1
  A.....................  11,653,807   22,951,095   2,998,397   37,603,299    21.2
  BBB...................  13,624,162   53,779,874     999,443   68,403,479    38.6
  BB....................         --    16,781,317   6,294,079   23,075,396    13.0
  B.....................         --     2,575,809   2,083,753    4,659,562     2.6
  Below Investment
   Grade................   9,083,411       77,779     100,000    9,261,190     5.3
                         ----------- ------------ ----------- ------------   -----
                         $44,471,146 $114,058,044 $18,659,652 $177,188,842   100.0%
                         =========== ============ =========== ============   =====
% Corporate:
  Mortgage and Asset-
   backed............... $44,471,146 $107,105,723 $14,661,812 $166,238,681    93.8%
  Finance...............         --     6,952,321   2,998,397    9,950,718     5.6
  Industrial............         --           --          --           --      0.0
  Utility...............         --           --      999,443      999,443     0.6
                         ----------- ------------ ----------- ------------   -----
                         $44,471,146 $114,058,044 $18,659,652 $177,188,842   100.0%
                         =========== ============ =========== ============   =====

  Investments of Western United are subject to the direction and control of an investment committee appointed by its Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "REGULATION."

  Metropolitan and Western are authorized by their respective Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At September 30, 1999 and 1998, the Consolidated Group had no open hedging positions relative to hedging its securities portfolio, but did have outstanding hedging transactions relating to its securitizations. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 1" under Item 8.

  The Consolidated Group purchases collateralized mortgage obligations ("CMO's") for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages (i.e., improving in value with falling interest rates and declining in value with rising interest rates). The Consolidated Group has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities. At September 30, 1999, the Consolidated Group was not a party to any derivative financial instruments relative to its CMO investment portfolio.

  The Consolidated Group has retained investments in certain subordinate classes of securities from its securitizations having an estimated fair value of approximately $99,596,000 and $49,484,000 at September 30, 1999 and 1998,
respectively.

  At September 30, 1999, 1998 and 1997, amounts in the trading portfolio on a consolidated basis, at market, were $45.0 million, $55.9 million and $34.5 million, respectively. At September 30, 1999, 1998 and 1997, amounts in the available-for-sale portfolio on a consolidated basis were $156.3 million, 26.0 million and $36.6 million, respectively. The available-for-sale portfolio had net unrealized losses of approximately $5,129,000 at September 30, 1999, $496,000 at September 30, 1998 and $759,000 at September 30, 1997. In the
held-to-maturity portfolio, net unrealized losses were approximately $1,182,000 at September 30, 1999, while net unrealized gains were approximately $3,359,000 at September 30, 1998, while net unrealized losses were approximately $1,019,000 at September 30, 1997. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 2" under Item 8.

  During fiscal year ended September 30, 1999, in accordance with Statement of Financial Accounting Standards No. 134, the Consolidated Group reclassified trading securities with a carrying value of approximately $46.3 million to the available-for-sale classification. The reclassified securities were consistently carried at estimated fair value. However, future changes in estimated fair value will be recorded as a component of accumulated other comprehensive income (loss) rather than being recognized in operations.

Method of Financing

  The Consolidated Group finances its business operations and growth with collateralized lines of credit, the proceeds from the sale and securitization of Receivables, Receivable cash flows, the sale of life insurance and annuity products, the sale of debt and equity securities, the sale of real estate and securities portfolio earnings. In this regard, Metropolitan engages in a substantially continuous public offering of debt securities and preferred stock while Western United markets annuities and life insurance policies. See "LIFE INSURANCE AND ANNUITY OPERATIONS."

  The following table presents information regarding the debentures issued by the Consolidated Group (the "Debentures"):

                                                      As of September 30,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                     (Dollars in Thousands)
Principal Amount Outstanding...................... $176,239  $175,273  $159,169
Compound and Accrued Interest.....................   22,650    22,932    26,045
                                                   --------  --------  --------
TOTAL............................................. $198,889  $198,205  $185,214
                                                   ========  ========  ========
Weighted Average Interest Rate....................     7.96%     7.96%     7.99%
                                                   ========  ========  ========
Range of Interest Rates...........................    5%-11%    5%-11%    5%-11%
                                                   ========  ========  ========

  Substantially all of the Debentures outstanding at September 30, 1999 will mature during the five-year period ending September 30, 2004. Management expects to fund net retirements of Debentures maturing during that period with cash flow generated by Receivable investments, sales of real estate and issuances of securities. During the year ended September 30, 1999, approximately 67% of Metropolitan's Debentures were reinvested at maturity. Principal payments received from the Consolidated Group's Receivable portfolio and proceeds from sales of real estate and Receivables were as follows for the periods indicated:

      Fiscal 1999.................................................. $814,133,000
      Fiscal 1998.................................................. $402,901,000
      Fiscal 1997.................................................. $533,541,000

  Proceeds of preferred stock issuances less redemptions were $3,738,000 in 1999. Redemption of preferred stock exceeded issuances and reinvestments of dividends by $1,516,000 in 1998. Proceeds of preferred stock issuances less redemptions were $1,241,000 in 1997. The liquidation preference of outstanding preferred stock at September 30, 1999 was $53,095,000. Preferred shareholders are entitled to monthly distributions at a variable rate based on the rates on various maturities of U.S. Treasury obligations. The average monthly distribution rate during fiscal 1999 was 7.21%. Preferred stock distributions paid by Metropolitan were $3,642,000 in 1999, $3,732,000 in 1998 and $4,113,000 in 1997.

  The following table summarizes Metropolitan's anticipated annual cash principal and interest obligations on Debentures, credit lines and other debt payable and anticipated annual cash dividend requirements on preferred stock for the indicated periods based on outstanding debt and securities at September 30, 1999, assuming no reinvestments of maturing Debentures:

                                                 Credit
   Fiscal Year                                 Lines/Other  Preferred
   Ending                                         Debt        Stock
   September 30,                    Debentures   Payable   Dividends(1)  Total
   -------------                    ---------- ----------- ------------ --------
                                               (Dollars in Thousands)
    2000...........................  $ 57,205   $123,679     $ 4,303    $185,187
    2001...........................    13,820      1,152       4,303      19,275
    2002...........................    42,834      1,276       4,303      48,413
    2003...........................    50,741      1,191       4,303      56,235
    2004...........................    50,230      1,307       4,303      55,840
                                     --------   --------     -------    --------
                                     $214,830   $128,605     $21,515    $364,950
                                     ========   ========     =======    ========

--------
(1) Based on an assumed dividend rate per annum of 8.1%.

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

  In addition to the above sources of funds, the Consolidated Group also obtains funds through the sale and repurchase of Receivables in accordance with a nonrecourse committed facility with Banc of America Securities LLC ("Banc of America" f/k/a NationsBanc Mortgage Capital Corporation). Pursuant to the terms of the facility, Metropolitan and Metwest may sell loans in an aggregate amount not to exceed $200 million from time to time to Banc of America for an agreed upon advance rate and shall repurchase such receivables at a specified price on a specified date. The facility matures on March 24, 2000, and accrues interest at LIBOR plus 1%. The amount advanced at September 30, 1999, of $62,908,030, including accrued interest at 6.383% per annum, is collateralized by real estate contracts and mortgage notes receivable held for sale with a carrying value of approximately $65,505,000. The Consolidated Group intends to continue using this facility or others like it to facilitate the purchase and securitization of Receivables.

  The Consolidated Group, also obtains funds through a borrowing facility with Federal Home Loan Bank of Seattle. Pursuant to the terms of the line of credit, Western United is authorized to borrow in an aggregate amount not to exceed $92.2 million from time to time for an agreed upon advance rate and pledge of acceptable collateral. The amount advanced at September 30, 1999, of $33 million, including accrued interest ranging from 5.39% to 5.42% per annum, is collateralized by CMO bonds with a carrying value of approximately $41,250,000.

                            REAL ESTATE DEVELOPMENT

Lawai Beach Resort

 Description

  Metropolitan was the owner and developer of Lawai Beach Resort on the island of Kauai, Hawaii. Metropolitan also owns other condominium units adjoining the resort. A Metropolitan subsidiary, the Southshore Corporation, owns a restaurant property adjacent to the Lawai Beach Resort.

  Lawai Beach Resort is located on 8.7 acres of deeded oceanfront property on the south shore of Kauai near the area known as Poipu Beach. It consists of three four-story buildings containing a total of 170 residential condominium units. Related amenities include swimming pools, tennis courts, a 180 car parking garage, exercise facilities and a sewage treatment plant. Construction costs were financed entirely with Metropolitan's internally generated funds and the property remains unencumbered by external debt. Metropolitan's total investment (carrying value) in Lawai Beach Resort as of September 30, 1999 was approximately $464,102, which was primarily the carrying value of a condominium unit retained for corporate use.

  Additional properties owned by Metropolitan (or subsidiaries), all of which adjoin the Lawai Beach Resort, include 3 condominium units in the Prince Kuhio Condominiums with an aggregate carrying value of approximately $166,000 and a restaurant site with a carrying value (land and building) of approximately $3,438,000 as of September 30, 1999. The restaurant is currently under contract for sale at a price of $4,875,000. Rental income from the restaurant was approximately $412,000 in 1999.

 Marketing

  As of September 30, 1999, all timeshare weeks in Lawai Beach Resort have been sold. Metropolitan had engaged an affiliate of the Shell Group, Chicago, Illinois, Shell-Lawai ("Shell"), to provide management services and sell timeshare units at Lawai Beach. With the sale of all timeshare weeks complete, Shell's sales and marketing agreement has been terminated.

  In 1997, timeshare sales totaled approximately $13.8 million for monthly average sales of over $1.1 million. In 1998, timeshare sales totaled approximately $10.8 million for monthly average sales of over $0.9 million. In 1999, timeshare sales totaled approximately $8.4 million for monthly average sales of over $0.7 million.

 Additional Information

  The tables below set forth additional historical information about the timeshare sales and revenue of Lawai Beach Resort.

                                         For the Years Ended September 30,
                                        --------------------------------------
                                           1999         1998          1997
                                        -----------  -----------  ------------
TIMESHARE SALES
  Number of Sales......................         606          756           909
  Amount of Sales...................... $ 8,397,511  $10,760,405  $ 13,837,687
  Costs................................  (2,617,978)  (3,696,622)   (3,930,281)
  Expenses.............................  (6,013,521)  (6,799,648)  (11,116,543)
                                        -----------  -----------  ------------
  Profit (Loss)........................ $  (233,988) $   264,135  $ (1,209,137)
                                        ===========  ===========  ============
WHOLEUNIT CONDOMINIUM SALES
  Number of Units......................           1            4           --
  Amount of Sales...................... $   357,500  $   898,075  $        --
  Costs................................    (311,519)    (655,039)          --
  Expenses.............................         (35)         --            --
                                        -----------  -----------  ------------
  Operating Profit..................... $    45,946  $   243,036  $        --
                                        ===========  ===========  ============

 Receivable Financing

  Most purchasers of timeshare weeks at Lawai Beach Resort finance a portion of the purchase price through Metropolitan, subject to approval of credit. On September 29, 1997, Metropolitan sold approximately $29.7 million in time share Receivables, through a securitization. As of September 30, 1999, Metropolitan's outstanding Lawai Beach Resort timeshare Receivables balance was approximately $3.0 million. The loan delinquency rate (based on the principal balances of loans more than ninety days in arrears) on that date was approximately 7%.

Skier's Edge Resort

  As of October 1, 1997, Metropolitan owned approximately 127 timeshare use periods at Skier's Edge, a timeshare condominium located near Breckenridge, Colorado. All remaining timeshare use periods in the project were sold during 1998. Approximately 18 acres of undeveloped land adjoining the resort were sold June 23, 1999. The sale price of the land was $200,000.

Other Development Properties

  In addition to the resort properties described above, the Consolidated Group (principally Metropolitan) is engaged in the development of various other properties. These development properties were generally acquired in the ordinary course of business, generally through repossessions. In addition, the Consolidated Group may acquire property for development. Subsequent acquisitions may include properties adjoining those properties presently owned by the Consolidated Group in order to enhance the value of the original parcel, or may include the acquisition of properties unrelated to existing holdings. The development or improvement of properties is undertaken for the purposes of enhancing values, to increase salability and to maximize profit potential.

  Substantially all of the development activity is performed for the Consolidated Group by Summit Property Development, a subsidiary of Summit. During 1999, approximately $1.9 million in fees were paid to Summit Property Development for property development activities.

  Significant sales activities of development property occurred in 1999. There can be no assurance that the Consolidated Group will be successful in its 2000 development and sales plans and the Consolidated Group may modify its plans at its sole discretion.

The Liberty Lake Properties

  Located just east of Spokane, Washington near Liberty Lake, this land was acquired by Metropolitan between 1989 and 1997 primarily utilizing repossessed properties as consideration. During fiscal 1999, the property included one residential development parcel and one business parcel, which are described more fully below. These parcels are located within the MeadowWood master-planned community, which includes residential, commercial and industrial properties, including a business park.

  Liberty Lake Center (formerly MeadowWood Business Park Phase II): In 1989, Metropolitan acquired an option to purchase a major portion of Liberty Lake Center. Repossessed properties were used as consideration for the acquisition. Another 17.12 acres of industrial-zoned property were acquired by exchange in 1990. In June 1997, Metropolitan exercised its option to purchase 62.10 acres at $10,500 per acre. An additional 19.26 acres were purchased from Olivetti North America in December 1996. Also, 6.40 acres of former railroad right-of-way were purchased from Spokane County in 1996. This brought the total land area of Liberty Lake Center (excluding subsequently dedicated road rights-of-way) to 100.24 acres.

  A Final Binding Site Plan was filed on the property in July 1997. Three sales closed in fiscal 1998. WAM Enterprises purchased 3.42 acres for telemarketer Dakotah Direct, Inc. as a call center for $469,274. Doty/Scott Investments purchased 2.93 acres for a medical facility for $511,136 and purchased an additional 2.87 acres for $468,815.

  Three sales closed in fiscal 1999. These sales included 5.13 acres to Fore Investments, 6.45 acres to Garco Construction and 10.00 acres to R&R R.V. Sales. Total sales for 1999 were $2,490,224. At September 30, 1999, the carrying value of the remaining property was $4,821,472. The undiscounted cash flow appraised value as of November 23, 1998 was $5,700,000.

  MeadowWood Residential: This residential parcel, the Glen, consisted of 37 acres of which 32 acres were sold in February, 1996 for $755,000. The remaining five acres were sold in September 1999 for $149,400. This completes the sale of all residential property related to the original MeadowWood acquisition.

The Summit Property

  This property consists of approximately 76.35 acres in downtown Spokane adjacent to the central business district and is located along the north bank of the Spokane River. It contains several parcels that were purchased between 1982 and 1996. The property is zoned for mixed uses, ranging from medium density residential to office and retail. A final Environmental Impact Statement on the proposed project was published in 1993. The master plan and Shoreline Substantial Development Use Permit were approved by the City of Spokane in 1995. Demolition of several vacant buildings located on the property was completed in 1998. At September 30, 1999, the carrying value of the property was $12,557,868. The appraised value of this property as of September 1, 1999 was $16,300,000. The Company is currently exploring options with local government offices for the infrastructural development of the property.

Airway Business Centre

  Airway Business Centre (the "Center") consists of two phases of commercial/industrial-zoned property. The property is located in the City of Airway Heights, Washington approximately 10 miles west of downtown Spokane. The project is part of a 440-acre parcel originally purchased in 1979.

  The first phase of the Center had a final binding site plan consisting of 13 lots with a total area of 47.24 acres, approved in 1994. The property has approximately one-half mile of frontage on U.S. Highway 2, a regional east/west transportation route. Current improvements to the property include the construction of public streets to serve the various parcels created, extension of private streets within the western portion of the project, a right-turn access off of Highway 2, utility extensions to serve interior parcels and a traffic signal at the project's main intersection.

  Previous sales include sites for a McDonald's restaurant, Conoco/Burger King convenience store, NAPA Auto Parts and a custom metal fabrication shop. In 1999, there were additional sales to Ford Leasing Development--10.43 acres for $950,000, SLR Properties--0.81 acres for $135,000 and Redmat, LLC--2.00 acres for $239,619. The carrying value of the first phase as of September 30, 1999 was $1,912,755.

  The second phase of the Center had a final binding site plan approved in 1997. This portion included the extension of two public streets to serve the project. A total of 50.61 acres of the project have an approved binding site plan, while 21.23 acres await city approval of further subdivision. Metropolitan developed and sold a new headquarters building to Spokane County Fire Protection District #10 in 1997. The carrying value of the second phase as of September 30, 1999 was $764,553. The carrying value for the entire project as of September 30, 1999 was $2,677,308. The appraised value for the entire project as of September 30, 1998 was $5,730,000.

Spokane Valley Plaza

  This property is located near the Sullivan Road and Interstate 90 freeway interchange just east of Spokane and consists of 33 acres of land zoned for regional commercial use. The property was acquired in 1990 using repossessed property as consideration. County approval for a 348,000 square foot shopping center was received in 1991. During 1996, Metropolitan sold a 12.85-acre portion of this parcel to Wal-Mart for $2,798,351. As part of the consideration for the sale, Metropolitan entered into a co-development agreement to develop on-site infrastructure at a cost to Metropolitan of approximately $900,000. An additional 2.75 acres was sold to Toys R Us in June 1997 for $1,256,860. During 1999, the following leases and sales contracts have been executed with occupancy and closings to take place in fiscal 1999 and 2000:

                                           Area--
   Leases                                Square Feet Annual Rent Occupancy Date
   ------                                ----------- ----------- --------------
Michaels' Craft Supply..................   23,912     $263,988       1/1/99
Ross Dress for Less.....................   30,187     $286,777      9/15/99
Fashion Bug.............................    8,057     $ 88,627       9/1/99
Corral West Ranchwear...................    7,057     $ 70,800       4/1/99
Sally's Beauty Supply...................    1,507     $ 24,866      12/1/99
Cigarettes Cheaper......................    1,507     $ 24,866      11/6/99

   Sales (pending)                                                    Sale Price
   ---------------                                                    ----------
Vaughn/McGann (Arby's Restaurant)....................................  $504,000
Farmers and Merchants' Bank..........................................  $257,040

  The carrying value of this property as of September 30, 1999 was $10,961,962 which included the cost of buildings built for Michael's, Ross and a building for the Fashion Bug, Corral West Ranchwear, Sally's Beauty Supply and Cigarettes Cheaper. The appraised value of this property as of October 1, 1998 was $10,053,800 and did not include values of the constructed buildings.

Broadmoor Park (Pasco)

  This property, acquired through repossession in 1988, consists of 410 acres of land, at a freeway interchange in Pasco, Washington. The property was zoned in 1994 for mixed residential and commercial use. Water, sewer, gas, electricity and telephone have been extended to the property. Access to the property has been improved by construction of interior roads.

  Broadmoor Park Outlet Mall: The Broadmoor Park Outlet Mall is 10.98 acres located on the north side of Interstate 182 freeway. The Mall is 107,000 square feet and over 91% leased as of September 30, 1999. The carrying value of the property as of September 30, 1999 was $9,371,786. The appraised value was $13,325,000 as of December 15, 1995. Lease payments from the initial tenants commenced in August 1995. The mall generated approximately $1,001,000 of rental income in 1997, approximately $919,000 in 1998 and approximately $792,611 in 1999. The Outlet Mall has not developed as anticipated and to retain tenants, leases were converted to percentage rents based upon sales in order to retain occupancy.

  Broadmoor Park General: The remaining 399 acres of Broadmoor Park are zoned for development as hotels, motels, fast food restaurants, gas stations, a variety of stores, and for development of both single and multi-family residential housing. Previous sales included 28.17 acres for a private high school, 1.15 acres to the City of Pasco for a water storage tank site, 1.5 acres for a motel and 2.02 acres for a gas station/convenience store. Sales in 1999 included 1.56 acres to Garco Construction, 10.34 acres to Sandy Heights R.V. Park, 1.02 acres to the Bank of Whitman and 0.63 acres to Alan Williams. Sales for 1999 totaled $916,459. The carrying value as of September 30, 1999 was $8,710,394, including facilities built and held for lease. The appraised value as of September 30, 1998 was $12,795,000.

  Two facilities were constructed on the property by Metropolitan in 1997. One facility was built for Dakotah Direct, a national telemarketing firm. This 1.70-acre project was subsequently sold for $1,200,000 in 1998. The transaction included an option to purchase the adjacent 1.76 acres for future expansion. The second facility was built for lease to Broadmoor RV and Truck Center. The project was completed and opened for business in June 1997. Monthly lease payments are $10,000. Subsequently, Broadmoor RV and Truck Center leased an additional 1.00 acres. Monthly lease payments for the expansion are $2,000.

Puyallup

  This property is approximately 20 acres of land zoned for commercial development in Puyallup, Pierce County, Washington and is located adjacent to a major shopping area. This property was sold for $2,000,000 on September 30, 1999.

Everett

  This property is a 98-acre parcel of land zoned for industrial use located adjacent to Boeing's Paine Field plant at Everett, Washington. Studies of utility services, access requirements and environmental issues are ongoing, as are discussions with several parties to sell and/or jointly develop the property. At September 30, 1999, the carrying value of the property was $5,163,257. The appraised value was $8,737,000 as of September 9, 1999.

Renton

  This property is approximately 35 acres. It is characterized by heavily vegetated terrain and is zoned for residential use. The City of Renton has annexed and rezoned the property increasing its density from just over 100 residential units to over 200 residential units. At September 30, 1999, the carrying value in the property was $3,279,461. The appraised value was $3,419,000 as of September 30, 1998.

Summary

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

  The appraised value and carrying value of substantially unimproved land is subject to a number of assumptions. Actual sales results may differ substantially from such appraisals. There can be no assurance that the sales prices as indicated by the appraisals or carrying values will be realized.

  Total development property sales were approximately $7.24 million during fiscal 1999. At September 30, 1999, the carrying value of real properties subject to operating leases was approximately $18.58 million.

  The following table presents additional information about the Consolidated Group's investments in and sales of real estate held for sale and development:

                                             Year Ended or at September 30,
                                             ---------------------------------
                                               1999        1998        1997
                                             ---------- ----------  ----------
                                                 (Dollars in Thousands)
REAL ESTATE HELD FOR SALES AND DEVELOPMENT
  Investment Property Held for Sale and
   Development.............................. $  44,945  $   45,207  $   47,413
  Real Estate Acquired in Satisfaction of
   Debt and Foreclosures in Process.........    40,802      44,507      34,389
                                             ---------  ----------  ----------
  Net Balance............................... $  85,747  $   89,714  $   81,802
                                             =========  ==========  ==========
SUMMARY OF CHANGES
  Balance at Beginning of Year.............. $  89,714  $   81,802  $   84,333
  Additions and Improvements:
    Condominiums............................     6,437       7,628      11,664
    Repossessed and Development Real
     Estate.................................    31,789      33,035      22,460
    Depreciation............................    (2,557)     (2,171)     (4,986)
  Cost of Real Estate Sold:
    Condominium Units.......................    (8,974)    (11,756)    (16,028)
    Real Estate.............................   (30,662)    (18,824)    (15,641)
                                             ---------  ----------  ----------
  Balance at End of Year.................... $  85,747  $   89,714  $   81,802
                                             =========  ==========  ==========
GAIN (LOSS) ON SALE OF REAL ESTATE
  Condominiums:
    Sales................................... $   8,822  $   12,267  $   14,719
    Unit Costs..............................    (2,930)     (4,608)     (4,486)
    Associated Selling Costs................    (6,044)     (7,148)    (11,542)
                                             ---------  ----------  ----------
  Condominium-Gain (Loss)...................      (152)        511      (1,309)
                                             =========  ==========  ==========
  Real Estate:
    Sales...................................    33,660      20,011      16,701
    Equity Basis............................   (30,662)    (18,824)    (15,641)
                                             ---------  ----------  ----------
    Real Estate-Gain........................     2,998       1,187       1,060
                                             ---------  ----------  ----------
    Total Gain (Loss) on Sale of Real
     Estate................................. $   2,846  $    1,698  $     (249)
                                             =========  ==========  ==========

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

  Metwest competes with other lending institutions in its loan origination program, pool acquisition program and its correspondent lending program. The lending market is a multi-billion dollar market including competitors with vastly greater resources, economies of scale and name recognition. Metwest and Metropolitan believe that their flexible underwriting and pricing guidelines enhance their ability to compete in these markets. Management is implementing a new "wholesale" program in an effort to expand these activities. See "RECEIVABLE INVESTMENTS." There can be no assurance that these programs will be successful in expanding these activities or that they will be profitable if expanded.

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

  The life insurance and annuity business is highly competitive. Western United competes with other financial institutions including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Western United's management believes that it is in an advantageous position in this regard because of its earning capability through investments in Receivables compared to that of most other life insurance companies. Western United has been assigned a rating of "B+" ("Very Good") by A.M. Best Co., a nationally recognized insurance company rating organization. Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature, quality, and liquidity of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of policyholders and insurance agents.

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

  Designed to protect the interests of investors, the Act limits the amount of debt securities that Metropolitan may issue by requiring that debenture companies maintain certain ratios of net worth to outstanding debt securities. The required ratio decreases as the amount of outstanding debt securities increases. The highest ratio of 20% must be maintained by debenture companies with $1,000,000 or less in debt securities outstanding, the ratio of 10% must be maintained by debenture companies with anywhere between $1,000,000 and $100,000,000 in debt securities outstanding and the lowest ratio of 5% must be maintained by debenture companies with debt securities outstanding exceeding $100,000,000. At September 30, 1999, Metropolitan's required net worth for this purpose was approximately $15,045,000 while its actual net worth (stockholders' equity) was approximately $71,704,000. The Act also requires that 50% of the required net worth amount be maintained in cash or other liquid assets.

  In addition, the Act limits equity investments by Metropolitan in a single project or subsidiary to the greater of net worth or 10% of assets; aggregate equity investments, with certain exceptions, to 20% of assets; loans to any single borrower, with certain exceptions, to 2.5% of assets; and investments in unsecured loans to 20% of assets. Other provisions of the Act prohibit Metropolitan from issuing more than 50% of its debentures for terms of two years or less; prohibit transfer of control of Metropolitan without regulatory approval; prohibit common control of another debenture company, bank Company, and prohibit officers, directors and controlling shareholders from directly or indirectly borrowing funds of Metropolitan and from participating in certain other preferential transactions with it. Metropolitan is required to notify its debentureholders in writing fifteen to forty-five days in advance of the maturity dates of their investments and to provide all debentureholders with copies of its annual financial statements. The Act also provides for periodic examinations of the accounts, books and records of debenture companies such as Metropolitan to ascertain compliance with the law. Finally, the Act and other applicable laws and regulations provide the Department with authority to take regulatory enforcement actions in the event of a violation of such laws and regulations.

  Metropolitan's aggregate principal amount of outstanding debentures, including accrued and compound interest, and its aggregate amount of preferred stock outstanding currently are limited to $300,000,000, by the terms of the securities sales permits issued by the Department. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Liquidity and Capital Resources" under Item 7.

  It is expected, however, that the continued applicability of the Act to the Consolidated Group may be limited by the successful listing of its 9% Notes due 2004 for trading on Tier I of the Pacific Exchange pursuant to a registration statement filed with the Securities and Exchange Commission.

  All areas of the Consolidated Group's Receivable acquisition and servicing activities are highly regulated by federal and state laws designed principally to protect the payor. Metwest's lending and servicing activities must comply with, among other regulations, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and Regulation X and Z promulgated by the Board of Governors of the Federal Reserve System. Metwest is licensed as an FHA/HUD servicer/lender and a Fannie Mae seller/servicer. As such, it must comply with applicable FHA, HUD, and Fannie Mae regulations and guidelines.

  Metropolitan has been subject to certain federal and Hawaii state laws and regulations governing timeshare marketing procedures, licensing requirements and interest rates. Hawaii also requires the registration and periodic renewal of timeshare condominium projects prior to the commencement or continuation of sales in the state. The law also provides timeshare purchasers with a seven-day right of rescission following execution of an agreement to purchase. With the sale of all of Metropolitan's timeshare units, these regulations will no longer be applicable except to the extent that such regulations may apply to the resale of any repossessed timeshares.

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

  Western United is subject to extensive regulation and supervision by the Office of the State Insurance Commissioner of the State of Washington as a Washington domiciled insurer, and to a lesser extent by all of the other states in which it operates. These regulations are directed toward supervision of such things as granting and revoking licenses to transact business on both the insurance company and agency levels, approving policy forms, setting dividend levels, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. Such regulations are intended to protect annuity contract holders and insurance policy owners rather than investors in an insurance company.

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

  The net amounts expensed (recovered) by Western United for guaranty fund assessments and charged to operations for the years ended September 30, 1999, 1998 and 1997 were $(942,000), $149,000 and $480,000, respectively. These estimates were based on information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1988 through 1997. Management does not believe that the amount of future assessments associated with known insolvencies after 1997 will be material to its financial condition or results of operations. During the year ended September 30, 1999, Western United reduced its total estimate of these future net losses by $1,500,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. During the year ended September 30, 1998, Western United reduced its total estimate of these future net losses by $320,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. During the year ended September 30, 1997, Western United reduced its estimate of these losses by $401,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies. The amount of guaranty fund assessment that was originally accrued in 1993 has been recorded net of a 6.00% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was less than $1,000 at September 30, 1999. At September 30, 1999, the discounted amount of estimated future guaranty fund assessments was approximately $2,283,000.

  Dividend restrictions are imposed by regulatory authorities on Western United. The unrestricted statutory surplus of Western United totaled approximately $15,927,000 as of September 30, 1999, $7,738,000 as of September 30, 1998 and $8,597,000 as of September 30, 1997. The principal reason for the increase in statutory surplus during 1999 was due to net earnings.

  For statutory purposes, Western United's capital and surplus and its ratio of capital and surplus to admitted assets were as follows for the dates indicated:

                                              As of      As of December 31,
                                          September 30, ----------------------
                                              1999       1998    1997    1996
                                          ------------- ------  ------  ------
Capital and Surplus(Millions)...........      $58.4     $ 59.8  $ 52.2  $ 50.1
Ratio of Capital and Surplus to Admitted
 Assets.................................        6.3%       6.8%    5.6%    5.4%

  Although the State of Washington requires only $4,000,000 in capital and surplus to conduct insurance business. Western United has attempted to maintain a capital and surplus ratio of at least 5% which management considers adequate for regulatory and rating purposes.

  In 1993, Washington State enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Western United's capital and surplus levels exceeded the calculated minimum requirements at its statutory reporting period ended December 31, 1998.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

  None.

                                    PART II

Item 5. Market For The Registrant's Common Equity And Related Stockholder
Matters

  1.(a)Market Information: There is no market for the Registrant's common stock.

  (b)Holders: There were 4 holders of Common Stock as of September 30, 1999.

  (c) Dividends: The Registrant declared dividends on its Common Stock during the last two fiscal years ended September 30, 1999 as follows:

              1999           1998
            --------       --------
            $312,578       $156,489

   At the date of this Form 10-K, the Registrant has made no determination as to the likelihood that it will or will not pay dividends on its Common Stock in the future.

  2.Recent Sales of Unregistered Securities: None.

Item 6. Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The consolidated financial data shown below as of September 30, 1999 and 1998 and for the years ended September 30, 1999, 1998 and 1997 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, Metropolitan's consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown as of September 30, 1997, 1996 and 1995 and for the years ended September 30, 1996 and 1995 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from audited consolidated financial statements not included herein.

                                        Year Ended September 30,
                         ----------------------------------------------------------
                            1999        1998        1997        1996        1995
                         ----------  ----------  ----------  ----------  ----------
                            (Dollars in Thousands Except Per Share Amounts)
CONSOLIDATED STATEMENTS
 OF INCOME DATA:
Revenues................ $  165,221  $  155,955  $  155,135  $  156,672  $  138,107
                         ==========  ==========  ==========  ==========  ==========
Income before minority
 interest............... $   16,593  $   10,453  $    9,791  $    8,146  $    6,376
Income allocated to
 minority interests.....       (318)       (126)       (123)       (108)        (73)
                         ----------  ----------  ----------  ----------  ----------
Net income..............     16,275      10,327       9,668       8,038       6,303
Preferred stock
 dividends..............     (3,642)     (3,732)     (4,113)     (3,868)     (4,038)
                         ----------  ----------  ----------  ----------  ----------
Income applicable to
 common stockholders.... $   12,633  $    6,595  $    5,555  $    4,170  $    2,265
                         ==========  ==========  ==========  ==========  ==========
Ratio of earnings to
 fixed charges..........       1.12        1.75        1.77        1.46        1.35
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends..............         (1)       1.37        1.31        1.14        1.03
PER COMMON SHARE DATA:
Income applicable to
 common
 stockholders(2)........ $   97,933  $   50,728  $   42,733  $   32,073  $   17,288
                         ==========  ==========  ==========  ==========  ==========
Weighted average number
 of common shares
 outstanding............        129         130         130         130         131
                         ==========  ==========  ==========  ==========  ==========
Cash dividends per
 common share........... $    2,400  $    1,200  $       --  $       --  $    3,800
                         ==========  ==========  ==========  ==========  ==========
CONSOLIDATED BALANCE
 SHEET DATA:
Total assets............ $1,230,957  $1,226,665  $1,112,389  $1,282,659  $1,078,468
Debentures, line of
 credit advances, other
 debt payable and
 securities sold, not
 owned..................    336,233     323,908     190,131     363,427     226,864
Stockholders' equity....     71,704      58,757      54,113      46,343      40,570

--------
(1) Earnings were insufficient to meet fixed charges and preferred stock dividends by approximately $808,000 for the year ended September 30, 1999. The consolidated ratio of earnings to fixed charges and preferred stock dividends was 1.37, 1.31, 1.14 and 1.03 for the years ended September 30, 1998, 1997, 1996 and 1995, respectively.

   Assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments, earnings were insufficient to meet fixed charges and preferred stock dividends by approximately $390,000 for the year ended September 30, 1999. The ratio of earnings to fixed charges and preferred dividends for Metropolitan alone was 1.10, 1.01, 1.11, and
   1.05 for the years ended September 30, 1998, 1997, 1996 and 1995, respectively.

   The consolidated ratio of earnings to fixed charges excluding preferred stock dividends was 1.12, 1.75, 1.77, 1.46 and 1.35 for the years ended September 30, 1999, 1998, 1997, 1996 and 1995, respectively. The ratio of earnings to fixed charges excluding preferred stock dividends for Metropolitan, assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments was 1.13, 1.40, 1.36, 1.48 and 1.40 for the years ended September 30, 1999, 1998, 1997, 1996 and 1995, respectively.

(2) Earnings per common share, basic and diluted, are computed by deducting preferred stock dividends from net income and dividing the result by the weighted average number of shares of common stock outstanding. There were no common stock equivalents or potentially dilutive securities outstanding during any year presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto for the three years ended September 30, 1999.

Introduction

  The Consolidated Group's net income after income taxes and minority interest was approximately $16.3 million for the fiscal year ended September 30, 1999 as compared to $10.3 million and $9.7 million for the comparable 1998 and 1997 periods, respectively. The increase in 1999 over 1998 was primarily attributable to a net increase of $1.1 million in gains from real estate sales, an increase of $1.7 million in fees, commissions, service and other income and a reduction of $17.9 million in income taxes and income allocated to minority stockholders, being offset by a $277,000 decrease in net interest sensitive income and expense, a net decrease of $2.5 million in realized gains from sales of investments and Receivables, an increase of $4.5 million in the provision for losses on real estate assets and an increase of $7.5 million in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization. The increase in 1998 over 1997 was primarily attributable to a net increase of $623,000 in realized gains from sales of investments and Receivables, an increase of $1.9 million in gains from real estate sales, an increase of $2.1 million in fees, commissions, service and other income, and a decrease of $1.9 million in the provision for losses on real estate assets, being offset by a $727,000 decrease in net interest sensitive income and expense, an increase of $4.8 million in other operating expenses, including salaries and benefits, commissions to agents, general operating expenses and capitalized costs, net of amortization and an increase of $406,000 in income taxes and income allocated to minority stockholders.

  The Consolidated Group implements its primary investment goal to maximize its risk-adjusted rate of return by investing in non-conventional real estate Receivables. Non-conventional Receivables are typically Receivables not originated by a regulated financial institution and not underwritten to FNMA or FHA underwriting guidelines. Normally, either the borrower or the collateral will not meet sufficient FNMA or FHA underwriting guidelines to qualify for conventional financing and the seller will be required to provide the financing to complete the sale or the buyer or seller chose non-conventional financing. These "seller-financed Receivables" or "seller take-back Receivables" are the types of non-conventional Receivables normally acquired by the Consolidated Group. Because borrowers in this market may have blemished credit records and the Consolidated Group may not be able to receive income or employment information, the Consolidated Group's underwriting practices focus more strongly on the collateral value as the ultimate source for repayment. In conjunction with its investment in non-conventional Receivables, while higher delinquency rates are expected, the Consolidated Group believes this risk is generally offset by the value of the underlying collateral relative to the Consolidated Group's investment therein and the superior yields over conventional financing.

  During the three-year period ended September 30, 1999, the Consolidated Group operated in an environment of fluctuating interest rates. Interest rate levels fluctuated higher in 1999 after downward fluctuations in interest rate levels in 1998 after being relatively stable in 1997. The five-year U.S. Treasury rate was approximately 6.1% at October 1, 1996, hit a low of approximately 4.2% at September 30, 1998 and closed out September 1999 at approximately 5.8%. Over the three-year period, the general decrease in interest rate levels positively impacted earnings and increased the fair value of the portfolio of predominantly fixed rate investments through 1998, while negatively impacting earnings and fair values during 1999. A portion of this improvement in value was recognized with the realization of gains from the sale of investment securities and Receivables of $19.3 million, $21.8 million and $21.2 million in 1999, 1998 and 1997, respectively. The net effect of the sales was to recognize the present value of future income from the Receivables sold and to reduce future income to the extent that the proceeds from sales were invested at lower rates of return. For further information concerning the investment portfolio see "LIFE INSURANCE AND ANNUITY OPERATIONS" and "SECURITIES INVESTMENTS" under Item 1. The Receivable portfolio also experienced higher than normal prepayments during the periods of declining rates which increased income by triggering the recognition of unamortized discounts at an accelerated rate.

  During 1996, construction on a major timeshare development project in Kauai, Hawaii was completed. At completion, approximately $21.4 million had been invested in the final phase. As of September 30, 1999, all timeshare weeks in Lawai Beach Resort were sold, including the final phase which consisted primarily of the Banyan building. The Company has retained one condominium unit for corporate use. See "REAL ESTATE DEVELOPMENT--Lawai Beach Resort" under Item 1.

  Net income in 1999 was insufficient by approximately $880,000 to cover fixed charges including preferred stock dividend requirements. Net income in 1998, 1997, 1996 and 1995 was sufficient to cover fixed charges including preferred stock dividend requirements. After considering the effects of potentially non-recurring income items such as the gains from sales of investments, Receivables and real estate, the 1999 income would have been insufficient to cover fixed charges by approximately $23.0 million. Additionally, the elimination of similar items in 1998, 1997 and 1996 would have resulted in insufficient earnings to cover fixed charges by approximately $14.0 million, $13.0 million and $9.7 million, respectively. See "SELECTED CONSOLIDATED FINANCIAL DATA" under Item 6.

Revenues and Expenses

  Revenues for the Consolidated Group of $165.2 million for the fiscal year ended September 30, 1999 showed a $9.2 million increase from the $156.0 million reported in fiscal 1998. Revenues of $156.0 for the fiscal year ended September 30, 1998 showed a $0.9 million increase from the $155.1 million reported in fiscal 1997. The increase in 1999 was primarily attributable to a $1.7 million increase in fees, commissions, service and other income, a $10.2 million increase in real estate sales and a $11.0 million increase in gains on sales of Receivables, being offset by a $13.5 million reduction in net gains on investments. The increase in 1998 was primarily attributable to a $2.1 million increase in fees, commissions, service and other income, a $8.5 million increase in gains on investments and a $900,000 increase in real estate sales being offset by a decrease of $2.6 million from interest related revenues and a $7.9 million decrease in gains on sales of Receivables.

  Expenses of operation for the Consolidated Group were $161.2 million, $140.0 million and $140.3 million for fiscal years ended September 30, 1999, 1998 and 1997, respectively. The increase in expenses in 1999 over 1998 was primarily the result of an increase in interest expense of $2.7 million, an increase of $9.1 million in cost of real estate sold, increased salaries and benefits of $4.9 million, an increase of $3.3 million in other operating and underwriting costs and an increase of $4.5 million in the provision for losses on real estate assets, being offset by a reduction in insurance policy and annuity benefits of $2.5 million and a reduction in commissions to agents of $700,000. The slight decrease in expenses in 1998 over 1997 was primarily the result of a decrease of $2.4 million in the cost of insurance policy and annuity benefits, a decrease of $1.9 million in the provision for losses on real estate assets and a $1.1 million decrease in the cost of real estate sold being offset by increased salaries and benefits of $4.7 million and increased commissions to agents of $400,000.

Interest Sensitive Income and Expense

  Management monitors interest sensitive income and expense as it manages the objectives for the Consolidated Group's results of operations. Interest sensitive income consists of interest on Receivables, earned discount on Receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

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

  Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of debentures, and should not be relied upon as indicative of actual future results.

  The following table presents, as of September 30, 1999, the Consolidated Group's estimate of the change in the NPV of the financial assets and liabilities of the Consolidated Group if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See "-- Asset/Liability Management."

                                       Fair Value With Interest Rate Change
                         -----------------------------------------------------------------
                          Carrying              Decrease   Decrease   Increase   Increase
                          Amounts   Fair Value     1%         2%         1%         2%
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Dollars in Thousands)
FINANCIAL ASSETS:
Cash and cash
 equivalents............ $   20,407 $   20,407 $   20,407 $   20,407 $   20,407 $   20,407
Investments.............    267,718    266,536    278,225    289,368    257,805    248,444
Real estate contracts
 and mortgage notes.....    529,502    537,911    555,797    574,789    521,044    505,121
Mortgage servicing
 rights.................     10,899     10,899     11,225     11,569     10,590     10,297
Other receivable
 investments............    174,708    179,870    187,618    195,854    172,576    165,704
                         ---------- ---------- ---------- ---------- ---------- ----------
                         $1,003,234 $1,015,623 $1,053,272 $1,091,987 $  982,422 $  949,973
                         ========== ========== ========== ========== ========== ==========
FINANCIAL LIABILITIES:
Annuity reserves........ $  795,744 $  795,744 $  815,273 $  835,471 $  776,857 $  758,590
Debentures payable......    196,126    202,421    199,949    203,877    192,404    188,780
Advances under line of
 credit.................     62,908     62,908     62,908     62,908     62,908     62,908
Debt payable............     74,317     74,842     74,636     74,963     74,006     73,704
                         ---------- ---------- ---------- ---------- ---------- ----------
                         $1,129,095 $1,135,915 $1,152,766 $1,177,219 $1,106,175 $1,083,982
                         ========== ========== ========== ========== ========== ==========

  Net interest sensitive income was $27.0 million for the fiscal year ended September 30, 1999. The comparable results for 1998 and 1997 were $27.3 million and $28.0 million, respectively. Interest rates for 1999 trended higher throughout the year. Interest rates for 1998 were relatively stable in the beginning of such fiscal year with rates declining as the fiscal year closed. Interest rates for 1997 were relatively stable with slightly increasing rates in the beginning of such fiscal year and declining rates as the fiscal year closed. Also contributing to the changes in net interest sensitive income was the capitalization of approximately $0.9 million, $0.6 million and $0.5 million for the years 1999, 1998 and 1997, respectively, of interest costs associated with various real estate development projects owned by the Consolidated Group.

  The calculations of present value have certain shortcomings. The discount rates utilized for Receivables and investment securities are based on estimated market interest rate levels of similar receivables and securities nationwide, with prepayment levels generally assumed based on global statistics. The unique characteristics of the Consolidated Group's Receivables and investment securities may not necessarily parallel those assumed in the model, and therefore, would likely result in different discount rates, prepayment experiences, and present values. The discount rates utilized for debentures, annuity reserves and debt payable are based upon alternative types and sources of funds which are not necessarily indicative of the present value of such instruments. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments and assume that the resulting cash flows are reinvested in financial instruments with virtually identical terms. The total measurement of the Consolidated Group's exposure to interest rate risk as presented in the above table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by the Consolidated Group designed to mitigate the effect on the value of, and the net earnings generated from, the Consolidated Group's net assets from any change in interest rates.

Real Estate Sales

  The Consolidated Group is in the real estate market due primarily to its repossession of properties following Receivable defaults and its investment in a major timeshare development project in Kauai, Hawaii. See "REAL ESTATE DEVELOPMENT" under Item 1.

  At September 30, 1999, excluding timeshare development property, approximately 78% of real estate owned by the Consolidated Group is located in the Pacific Northwest (Alaska, Washington, Oregon, Idaho, Montana), which has experienced a more stable economy than many areas of the nation in the past several years. Consequently, management believes that the sale of these assets will be largely dependent on the attractiveness of the Pacific Northwest marketplace. Of the property owned in the Pacific Northwest, approximately $19.7 million is invested in commercial developments with approximately $40.9 million invested in undeveloped or partially developed land.

  The Consolidated Group is engaged in the development of various properties acquired in the course of its business through repossession or as investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase salability and to maximize profit potential.

  Real estate sales exceeded real estate costs by $2.8 million in 1999. Real estate sales exceeded real estate costs by $1.7 million in 1998, while real estate costs exceeded real estate sales by $249,000 in 1997. Included in these results are sales of timeshare units with a net loss of $152,000 in 1999, a net gain of $0.5 million in 1998 and a net loss of $1.3 million in 1997. With the sale of the remaining timeshare units during 1999, Metropolitan has terminated the sales and marketing agreement with an affiliate of the Shell Group, Chicago, Illinois, Shell-Lawai ("Shell") to provide management services and sell timeshare units at Lawai Beach. See "REAL ESTATE DEVELOPMENT--Lawai Beach Resort" under Item 1. This agreement provided for a fixed fee to Shell plus an incentive fee based upon future sales after a base amount of cash flow is generated by the property. Sales of timeshare units at Lawai Beach in 1999, 1998 and 1997 were approximately $8.4 million, $10.8 million and $13.8 million, respectively.

  Real estate sales, including timeshare unit sales, totaled $42.5 million for 1999, $32.3 million for 1998 and $31.4 million for 1997. The Consolidated Group's total investment in repossessed real estate was $40.8 million at September 30, 1999, $44.5 million at September 30, 1998 and $34.4 million at September 30, 1997. The aggregate investment in real estate held for sale and development decreased to $85.7 million at September 30, 1999 from $89.7 million at September 30, 1998 and from $81.8 million at September 30, 1997. The decrease from 1998 to 1999 is primarily attributable to the decreased investment in repossessed real estate and the sale of the timeshare units. The increase from 1997 to 1998 is primarily attributable to the increased investment in repossessed real estate. In addition to its prior timeshare unit development, the Consolidated Group is in the general business of holding and developing property for sale. The largest investments in such activities at September 30, 1999 were a $12.6 million development located in downtown Spokane adjacent to the central business district and a $9.4 million factory outlet mall development located in Pasco, Washington. See "REAL ESTATE DEVELOPMENT--Other Development Properties" under Item 1.

  Gains or losses on real estate sold, excluding timeshare units, is a function of several factors. Management's experience with the most significant of these factors during the last three fiscal years is set forth below:

                                                     For the Fiscal Year Ended
                                                           September 30,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                       (Dollars in Thousands)
Amount of delinquencies over three months at fiscal
 year end..........................................  $ 30,000 $ 34,000 $ 36,000
Amount of foreclosures during the fiscal year......    26,224   27,049   14,977
Amount of foreclosed real estate held for sale at
 fiscal year end...................................    40,802   44,507   34,389
Gain on sale of real estate during the fiscal
 year..............................................     2,846    1,187    1,060

  The principal amount of Receivables in arrears for more than ninety days as of September 30, 1999, 1998 and 1997 was 5.5%, 5.5% and 6.8%, respectively, stated as a percentage of the total outstanding principal amount of Receivables. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" under
Item 8. Improving the Consolidated Group's collection procedures, reducing delinquencies and reducing real estate held for sale and development, including repossessed property, continue to be ongoing goals of management.

  The decrease in delinquencies from 1998 to 1999 of approximately $4.0 million was primarily the result of the Company's reduced investment in real estate Receivables. While delinquency rates have remained stable, the Company has reduced its investment in real estate Receivables from $614 million in 1998 to $540 million in 1999. The decrease in delinquencies from 1997 to 1998 of approximately $2.0 million was primarily the result of an overall decrease in the general delinquency rate for all Receivables including timeshare Receivables. The Consolidated Group believes the allowance for real estate losses to be adequate, and accordingly the Consolidated Group has decreased the allowance for loss on real estate assets associated with Receivables from $8.7 million at September 30, 1998 to $6.9 million at September 30, 1999.

Provision for Losses on Real Estate Assets

  During the years ended September 30, 1999, 1998 and 1997, the Consolidated Group provided $10.7 million, $6.2 million and $8.1 million, respectively, for losses on real estate assets. At September 30, 1999, 1998 and 1997, the Consolidated Group had aggregate allowances for losses on real estate assets of $9.3 million, $11.0 million and $12.3 million, respectively, on real estate assets of $625 million, $704 million and $595 million, respectively. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" and "--Note 6" under Item 8.

Non-Interest Income and Expense

  Non-interest income, composed of "Fees, Commissions, Services, and Other Income" was $8.5 million for the fiscal year ended September 30, 1999, $6.8 million for the fiscal year ended September 30, 1998 and $4.7 million for the fiscal year ended September 30, 1997. Income sources include service fees and late charges in connection with Receivables, charges for loan servicing and other services provided to outside affiliated companies, and rents, commissions and other revenues primarily associated with the Lawai Beach Resort, Kauai, Hawaii. The increase from 1997 to 1998 and again from 1998 to 1999 was primarily attributable to additional fees associated with the retained servicing rights on the Receivable securitizations.

  Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision for losses on real estate assets. Non-interest expense was $43.0 million for the year ended September 30, 1999 compared to $35.5 million for the year ended September 30, 1998 and $30.6 million for the year ended September 30, 1997. The increase in non-interest expense of $7.5 million in 1999 over 1998 was primarily attributable to increased salaries and benefits of $4.9 million and increased other operating expenses of $3.3 million, being offset by a reduction in commissions to agents of $0.7 million. The increase in non-interest expense of $4.9 million in 1998 over 1997 was primarily attributable to increased salaries and benefits of $4.7 million and increased commissions to agents of $0.4 million, being offset by a reduction of $0.2 million in other operating expenses.

Net Gains (Losses) on Investments and Receivables

  The Consolidated Group invests in securities and Receivables as well as real estate investment properties. The Consolidated Group adopted SFAS No. 115 on September 30, 1993 and since that time has classified its investments in debt and equity securities as either "trading," "available-for-sale" or "held-to-maturity." From time to time, gains or losses are recognized on trading positions and securities classified as "available- for-sale" may be sold at a gain or a loss. Net losses from the mark-to-market adjustment of trading securities, including residual certificates and the sale of investments were $5.5 million in 1999. Net gains from the mark-to-market adjustment of trading securities, including residual certificates and the sale of investments were $8.0 million in 1998. Net losses from the sale and mark-to-market adjustment of investments were $0.5 million in 1997. See "SECURITIES INVESTMENTS" under
Item 1. The Consolidated Group purchases Receivables collateralized by real estate, lottery prizes structured settlements, and annuities. See "RECEIVABLE INVESTMENTS" under Item 1 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
Note 3" and--Note 7" under Item 8. Such assets are generated through the ongoing production operations of the Consolidated Group. At times, Receivables that have increased in value, primarily from a decreasing interest rate environment, or which exceed internal demand, may be remarketed either through whole loan sales or securitizations. See "RECEIVABLE INVESTMENTS--Receivable Sales" under Item 1. Net gains from the sale of Receivables were $24.8 million, $13.8 million and $21.7 million for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

Income Taxes

  The Company's income tax provision for the year ended September 30, 1999 reflects the income tax benefit associated with capital losses generated by an implemented investment strategy. These losses were used to offset certain taxable temporary differences previously recorded. The Company recorded approximately $14.0 million in income tax benefits associated with this transaction. The tax provisions for fiscal 1998 and 1997 approximated amounts that would have been provided by applying statutory rates to pre-tax income.

Asset/Liability Management

  The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature. Generally, the Consolidated Group's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments) reprice more slowly than the Consolidated Group's financial liabilities (primarily debentures and annuities). In a rising rate environment, this mismatch will tend to reduce earnings, while in a falling rate environment, earnings will tend to increase. During fiscal 2000, approximately $486.4 million of interest sensitive assets are expected to reprice or mature. These assets consist of approximately $261.7 million of Receivables, $204.3 million of fixed income investments and $20.4 million of cash and cash equivalents. For liabilities, most of the balance of life insurance and annuity contracts may be repriced during 2000. Management estimates this amount at $621.3 million. In addition, approximately $50.7 million of debentures and $121.6 million of other debt, including line of credit advances, will mature or reprice during that period. At September 30, 2000, these estimates result in interest sensitive liabilities in excess of interest sensitive assets of approximately $307.2 million, or a ratio of interest sensitive liabilities to interest sensitive assets of approximately 163%.

  The Consolidated Group is able to manage this liability to asset mismatch of approximately 1.6:1 by the fact that approximately 76% of the interest sensitive liabilities are life insurance and annuity contracts which are subject to surrender charges. These contracts have surrender charges that apply for as long as nine years, but with decreasing amounts during such term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities are protected by surrender charges of approximately $15.6 million at September 30, 1999. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Consolidated Group has increased its liquidity and ability to manage the liability to asset mismatch. If necessary, the proceeds from the securitization could be used to pay off maturing liabilities.

Effect of Inflation

  During the three-year period ended September 30, 1999, moderate inflation rates have had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to impact interest rates on both the Consolidated Group's assets and liabilities. See "Interest Sensitive Income and Expense." However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a slight decrease over the three-year period in the positive spread between the rate of return on interest earning assets less the cost of interest bearing liabilities. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations.

  Revenues from real estate sold are influenced in part by inflation, as real estate values have historically fluctuated with the rate of inflation. However, management is unable to quantify the effect of inflation in this respect with any degree of accuracy.

New Accounting Rules

  In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The application of this standard did not have a material effect on the consolidated financial statements.

  In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The application of this standard did not have a material effect on the disclosures of its business segments.

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

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98- 1). SOP 98-1 provides guidance on accounting for the costs of computer software by identifying the characteristics of internal-use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Consolidated Group does not believe that the application of this Statement will have a material effect on its financial statements.

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all Derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. The Consolidated Group has not yet determined the effect of SFAS 133 on its consolidated financial statements.

  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise;" which requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. In accordance with the application of this statement, the Company reclassified trading securities with a carrying value of approximately $46.3 million to the available-for-sale classification.

Liquidity and Capital Resources

  The Consolidated Group's sources of liquidity are tied to its ability to renew, maintain or obtain additional sources of cash. The Consolidated Group has successfully met these requirements during the past three years and has continued to invest funds generated by operations, financing activities, Receivables and investments.

  Cash used in operating activities was $40.9 million in 1999 and $133,000 in 1998 and $118.9 million in 1997. Cash provided by the Consolidated Group in its investing activities was $63.9 million in 1999 and $242.9 million in 1997, while cash utilized in its investing activities was $88.9 million in 1998. Cash utilized in financing activities was $3.9 million in 1999 and $2.9 million in 1997, while cash provided by the Consolidated Group in its financing activities was $61.8 million in 1998. These cash flows have resulted in year-end cash and cash equivalent balances of $20.4 million in 1999, $31.7 million in 1998 and $58.9 million in 1997. Cash and cash equivalents decreased by $11.3 million in 1999 over 1998. In 1999, Receivable acquisitions of $654.0 million, $17.1 million in acquisition and costs associated with real estate held for sale and development, $111.2 million used to fund investment securities acquisitions less sales and maturities and $46.0 million used to fund life and annuity withdrawals less receipts were financed by proceeds from Receivable sales, securitizations and principal payments of $779.2 million, $34.9 million in proceeds from sales of real estate, an increase in short-term borrowings of $22.6 million, $1.0 million in proceeds from the issuance of debenture bonds less repayments and other cash proceeds of $10.4 million from other activities. Cash and cash equivalents decreased by $27.2 million in 1998 over 1997. In 1998, Receivable acquisitions of $494.3 million, $17.0 million in acquisition and costs associated with real estate held for sale and development and $69.0 million used to fund life and annuity withdrawals less receipts were financed by proceeds from Receivable sales, securitizations and principal payments of $381.5 million, $61.6 million in proceeds from sales of real estate and from maturities and sales less purchases of investments, an increase in short-term borrowings of $120.9 million, $16.1 million in proceeds from the issuance of debenture bonds less repayments and other cash proceeds of $200,000 from other activities. At September 30, 1999, management considers its cash and cash equivalent funds combined with its other sources of funds to be adequate to finance any required debt retirements or planned asset additions.

  The State of Washington regulates the total amount of debentures and preferred stock that Metropolitan can have outstanding. During the offering that became effective in Washington on February 9, 1999, Metropolitan was authorized to have no more than $250.0 million in outstanding debentures, including accrued and compounded interest, and outstanding preferred stock. On June 24, 1999, the State of Washington authorized an increase in the amount of outstanding securities to $300.0 million. See "REGULATION" under Item 1. At September 30, 1999, Metropolitan had total outstanding debentures of approximately $198.9 million and total outstanding preferred stock at liquidation value of approximately $53.1 million. During the three offerings which expired January 31, 1999, 1998 and 1997, the aggregate debenture and preferred stock permits varied from approximately $251-$296 million. These regulatory limitations did not cause any material adverse impact on liquidity during 1994 through 1998; however, Metropolitan did forego various investment opportunities which could have been made if they could have been funded by the additional sales of debentures and preferred stock.

  During 2000, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $185.2 million. During 1999, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables totaled $814.1 million. A decrease in the prepayment rate on Receivables or the inability to sell or securitize Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

  The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale and securitization of Receivables. At September 30, 1999, cash or cash equivalents were $20.4 million, or 1.6% of total assets. As of September 30, 1999, the Consolidated Group had no cash or cash equivalents restricted from general corporate use. Including trading and available for-sale securities, total liquidity was approximately $222 million, $114 million and $130 million as of September 30, 1999, 1998 and 1997, respectively, or 18.0%, 9.3% and 11.7% of total assets, respectively.

  Access to new capital markets through Receivable securitizations has allowed the Consolidated Group to both increase liquidity and accelerate earnings through the gains recorded on the securitizations. The increased ability to improve liquidity will enable the Consolidated Group to accept certain asset/liability mismatches which have historically been beneficial to the Consolidated Group when they have been able to finance higher earning longer term assets with lower cost of funds associated with shorter term liabilities.

  For statutory purposes, Western United performs cash flow testing under seven different rate scenarios. The results of these tests are filed annually with the Insurance Commissioner of the State of Washington. At the end of calendar year 1998, the results of this cash flow testing process were satisfactory.

  Metropolitan alone used approximately $44.1 million in cash in operations in 1999. Investing activities provided net cash of approximately $81.1 million. Funds provided included $605.6 million from proceeds from sales and principal payments of Receivables and real estate and $11.9 million from investment sales and maturities. Funds used included $511.4 million for the purchase of Receivables, $1.9 million in capital expenditures, $11.3 million for the purchase of investments and $9.2 million in additions to real estate held. Net cash used in financing activities in 1999 of $31.4 million included $46.4 million in new debenture sales and new issuance of preferred stock, less redemptions, of $3.6 million, which were offset by repayment of debentures of $45.4 million, a reduction of net borrowings of $32.0 million and $4.0 million in dividend payments.

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

  At September 30, 1999, Metropolitan had approximately $926,000 in construction commitments associated with its real estate development projects. Additionally, Metropolitan had no knowledge of any environmental liabilities associated with any of its real estate asset investments. Additionally, the Company has budgeted approximately $5.2 million in capital expenditures for fiscal 2000.

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

 State of Readiness

  The Consolidated Group has established a Year 2000 task force which has developed an action plan for addressing issues related to the Year 2000. The plan, with the exception of the contingency plan, was completed by September 30, 1999. The contingency plan, including rollover planning, was completed on December 1, 1999, but will continue to be revised thereafter as needed in order to maintain an effective contingency plan. The action plan includes the following phases:

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

  . Training--Develop and implement any training and procedural changes to ensure correct data entry.

  . Contingency Planning--Develop and implement contingency plans against possible failures.

  The plan includes a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases have overlapping timelines and are therefore progressing simultaneously; therefore the status of progress on any particular phase is difficult to assess at any point in time. The Year 2000 task force generally met weekly to coordinate its efforts as well as to monitor progress.

  The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group engaged a third party to provide an external evaluation of its Year 2000 action plan and the status of the preparations of the Consolidated Group at that time.

  The Consolidated Group completed the testing of its internally supported software applications and its hardware. Testing did not produced any results which were not able to be resolved.

  The Consolidated Group requested vendor documentation certifying Year 2000 compliance with respect to third party software applications, third party services, equipment and facilities related systems. Certain equipment and facilities systems which were identified as higher priority were also tested for compliance, where testing was possible. The Consolidated Group did not receive any indication from any third party that a mission critical system or service was not Year 2000 compliant. The Year 2000 task force is monitoring and tracking projected certification dates from third party providers.

  The Consolidated Group developed a Year 2000 contingency plan to address potential Year 2000 related failures that was completed on December 1, 1999. There can be no assurance that this contingency plan or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

 Expected Costs of Remediation

  Prior to fiscal 1998, the Consolidated Group did not track Year 2000 related costs. The Consolidated Group and its affiliates incurred approximately $803,000 in remediation costs related to Year 2000 as of September 30, 1999. The Consolidated Group does not believe that any remaining remediation costs will be significant. The Consolidated Group will pay certain of these costs while the remainder of the costs will be paid by or charged to the affiliated companies. The predominant components of both past and future costs consist of soft costs related to employee time and resource allocations rather than direct costs such as the acquisition of new software.

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

 Contingency Plans

  The Consolidated Group has commenced the development of a contingency plan but had not finalized such a plan by September 30, 1999. Such plan was completed by December 1, 1999. Development of contingency plans for mission critical items was the first and top priority of the contingency planning phase. Where appropriate and feasible, the plan also addresses alternatives for internally developed systems as well as externally developed ones, and includes steps to implement transition to an alternative system. There can be no assurance that this contingency plan or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

Item 7.A. Quantitative And Qualitative Disclosures About Market Risk

  Metropolitan is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease, thus rising interest rates will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve, thus falling interest rates will have a positive impact on results of operations. As with the impact on operations from changes in interest rates, Metropolitan's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. Metropolitan continually monitors the sensitivity of net interest income and NPV to changes in interest rates. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Any computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of certificates, and should not be relied upon as indicative of actual future results.

  Metropolitan and Western are authorized by their respective Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At September 30, 1999 and 1998, the Consolidated Group had no open hedging positions relative to hedging its securities portfolio, but did have outstanding hedging transactions relating to its securitizations. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 1" under Item 8.

  Metropolitan believes that there has not been a material change in its market risk since the end of its last fiscal year. For additional quantitative information about market risk of the Registrant, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Interest Sensitive Income and Expense" under Item 7.

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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

  None.

                                   PART III

Item 10. Directors And Executive Officers Of the Registrant

                                  MANAGEMENT

              Directors, Executive Officers and Certain Employees
              (Age Information Current as of September 30, 1999)

          Name           Age                         Position
          ----           ---                         --------
C. Paul Sandifur, Jr....  57 President, CEO and Chairman of the Board
William D. Snider.......  58 Chief Financial Officer
Bruce J. Blohowiak......  45 Executive Vice President, Corporate Counsel and Director
Michael Kirk............  47 Senior Vice President/Production
Steven Crooks...........  53 Vice President and Controller
Jon McCreary............  31 Acting Treasurer
Reuel Swanson...........  60 Secretary and Director
John Van Engelen........  46 President, Western United
Irv Marcus..............  75 Director
Charles H. Stolz........  91 Director
John Trimble............  69 Director
Harold Erfurth..........  82 Director
Neal Fosseen............  90 Honorary Director

  All officers are appointed by and serve at the discretion of the Board of Directors. Directors serve for one-year terms or until their successor is duly elected and qualified.

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

  William D. Snider has been Metropolitan's Chief Financial Officer since May of 1999. Mr. Snider was the Chairman of Snider Financial Partners from June of 1997 through December of 1998. From March, 1992 until June of 1997, he was the Executive Vice President and Chief Financial Officer of Finance and Operations of Co Bank in Denver, Colorado. Prior to that Mr. Snider was Senior Vice President and Treasury Group Head for Continental Bank Corporation in Chicago, Illinois. Mr. Snider is a member of the Financial Executive Institute, and received his BS and MBA from the University of Illinois.

  Bruce J. Blohowiak joined Metropolitan's legal staff in 1979 and became its Corporate Counsel in 1986. In 1987, he became an Assistant Vice President and was appointed a Vice President in 1990. In 1995 he was named Executive Vice President and Chief Operating Officer. He is also a Vice President of Western United. A member of the Washington State bar, Mr. Blohowiak received his J.D. degree from Gonzaga University School of Law in 1979.

  Michael Kirk joined Metropolitan as a Receivable Contract Buyer in 1982. He later became a member of the underwriting committee. He was elected Assistant Vice President in 1990, Vice President in 1992 and became Senior Vice President-Production in 1995.

  Steven Crooks has been employed in Metropolitan's accounting department since 1972. He became Controller and Assistant Vice President in 1990, Vice President in 1994, and was Acting Chief Financial Officer from 1996 to February 1999. Mr. Crooks has been a Washington licensed Certified Public Accountant since 1974.

  Jon McCreary joined Metropolitan in 1993 as a Treasury Analyst and is currently the Acting Treasurer. Mr. McCreary has six years experience in portfolio management, financial analysis and accounting. He has previously been employed by Electronic Data Systems as a Financial Analyst and Public Utility District No. 2 of Grant County as an Accountant. Mr. McCreary is a CFA, CPA and CMA and holds a B.S. in Finance from Central Washington University.

  Reuel Swanson has worked for Metropolitan since 1960 and has been a Director since 1969. From 1972 to 1975, Mr. Swanson was Metropolitan's Treasurer. In 1976, he became Secretary. He is also a Director and Secretary of most of the subsidiary companies.

  John Van Engelen joined Metropolitan's insurance subsidiary, Western United, in 1984 as its underwriting manager, and shortly thereafter was appointed Vice President-Underwriting. From 1987 to 1994, he was the marketing manager. During 1994, he was appointed President. Prior to working for Western United, he had worked in the insurance industry and in corporate and public accounting. He holds the following certifications: CPA, CFP, CLU, CHFC, FLMI.

  Irv Marcus had been an Officer of Metropolitan from 1974 until his retirement in 1995. At retirement, he was Senior Vice President, a title which he had held since 1990, and during which time he supervised Metropolitan's Receivable investing operations. He had previously been a loan officer with Metropolitan and has over 25 years' experience in the consumer finance business. He continues as a Director following his retirement.

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

  Neal Fosseen was elected Honorary Director of Metropolitan in 1995. As an Honorary Director, he is not entitled to vote at board meetings. Mr. Fosseen was mayor of Spokane from 1960 to 1967. He has over 30 years of experience in banking and finance.

Item 11. Executive Compensation

                            EXECUTIVE COMPENSATION

  The following table sets forth the aggregate compensation paid by Metropolitan during the fiscal years specified to its Chief Executive Officer and the other four most highly compensated executive officers. Most other executive officers of Metropolitan received less than $100,000 in compensation during the year ended September 30, 1999. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash forms of remuneration except Metropolitan's 401(k) qualified retirement plan adopted as of January 1, 1992, which is available generally to all employees of Metropolitan, except as described below. See "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN

CONTROL ARRANGEMENTS." The 401(k) Plan provides for maximum annual company matching contributions equal to 3% of each participant's salary. As of September 30, 1999, Metropolitan had no stock option plans in effect.

                                                                        (d)
                         (a)                          (b)    (c)      Bonus/
             Name and Principal Position              Year  Salary  Commissions
             ---------------------------              ---- -------- -----------
C. Paul Sandifur, Jr................................. 1999 $437,500       --
Chief Executive Officer                               1998  316,734       --
                                                      1997  150,000       --
Bruce Blohowiak...................................... 1999  191,667   $48,000
Executive Vice President, Chief Operations Officer    1998  171,250       --
 and General Counsel
                                                      1997  126,667       --
Michael Kirk......................................... 1999  185,500    40,000
Senior Vice President-Production                      1998  118,333    65,557
                                                      1997   85,000   103,021
John Van Engelen..................................... 1999  159,194       --
President, Western United                             1998  121,678    40,422
                                                      1997  102,000    39,581
William D. Snider.................................... 1999  156,250       --
Chief Financial Officer

                           COMPENSATION OF DIRECTORS

  Directors (including honorary Directors) of Metropolitan are paid $500 per meeting. There were ten such meetings during fiscal 1999.

              EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                      AND CHANGE IN CONTROL ARRANGEMENTS

  Metropolitan has executed employment contracts with the following executive officers.

             Name                Effective Date       Term Ends     Compensation
             ----               ----------------- ----------------- ------------
Bruce Blohowiak................      June 1, 1997      May 31, 2002   $400,000
Jon McCreary...................      June 1, 1997      May 31, 2002   $250,000
Michael Kirk...................      June 1, 1997      May 31, 2002   $354,406
William D. Snider.............. February 16, 1999 February 15, 2004   $431,315

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management

                            OWNERSHIP OF MANAGEMENT

  The following table sets forth certain information as to each class of equity securities of Metropolitan and its subsidiaries beneficially owned by Metropolitan officers and directors as of September 30, 1999.

                                                  Number of Shares
  Name                        Title of Class     Beneficially Owned % of Class
  ----                    ---------------------- ------------------ ----------
C. Paul Sandifur, Jr..... Metropolitan Preferred
 601 W. First Avenue       Stock, All Series               302          0.06%
 Spokane, WA 99201        Metropolitan Class A
                           Common Stock                35.6925         27.58%
C. Paul Sandifur, Jr.     Metropolitan Class A
 Trustee(1)                Common Stock                82.4667         63.73%
 601 W. First Avenue
 Spokane, WA 99201
Summit Securities,
 Inc.(2)................. Metropolitan Preferred
 601 W. First Avenue       Stock, All Series           247,622          4.90%
 Spokane, WA 99201        Metropolitan Class A
                           Common Stock                 9.2483          7.15%
Irv Marcus(3)............ Metropolitan Preferred
 601 W. First Avenue       Stock, All Series               406            --%
 Spokane, WA 99201
Bruce J. Blohowiak....... Metropolitan Class A
 601 W. First Avenue       Common Stock                 2.0000          1.54%
 Spokane, WA 99201
Charles H. Stolz          Metropolitan Preferred
 601 W. First Avenue       Stock, All Series            19,477          0.37%
 Spokane, WA 99201
All Officers and
 Directors as a group.... Metropolitan Preferred
                           Stock, All Series           267,807          5.33%
                          Metropolitan Class A
                           Common Stock               129.4075        100.00%

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

(3) Irv Marcus had one (1.0000) share of Class A Common Stock that was repurchased by Metropolitan as of September, 1999.

                            PRINCIPAL SHAREHOLDERS

  The following table sets forth information with respect to the beneficial owners of more than five percent of Metropolitan's voting stock as of September 30, 1999.

                                                    Shares of Class A
 Name and Address                                     Common Stock    % of Class
 ----------------                                   ----------------- ----------
C. Paul Sandifur, Jr...............................      35.6925        27.58%
 601 West First Avenue
 Spokane, WA 99201
C. Paul Sandifur, Jr...............................      82.4667        63.73%
 Trustee(1)
Summit Securities, Inc.............................       9.2483         7.15%
 601 West First Avenue
 Spokane, WA 99201(2)

--------
(1) C. Paul Sandifur, Jr. is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over these shares of stock. The trust beneficiaries are C. Paul Sandifur, Jr., Mary L. Sandifur and William F. Sandifur.

(2) Summit Securities, Inc. is controlled by C. Paul Sandifur, Jr.

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

  During the last year ended September 30, 1999, Western United purchased some of its Receivables from Metropolitan at Metropolitan's cost. In these transactions, Western United paid Metropolitan $99,632,903 for Receivables with aggregate outstanding principal balances of $98,626,735.

  Through 1998, Metropolitan was compensated for Receivable acquisition services it provided to Western United. In 1998, Metropolitan received Receivable acquisition compensation of $10.4 million from Western United. The amounts for 1998 are gross amounts before a loss reserve of $4.89 million which was provided by Metropolitan. The amounts of the Receivable acquisition compensation were determined based on the adjustment necessary to convert Receivables purchased by Western United utilizing Metropolitan's services to a defined fair market yield. The effect was to reduce Western United's effective yields on the purchased Receivables to approximately 8.1% in 1998. Management believes the adjusted yields represent the yields which Western United could achieve by purchasing similar Receivables in arms-length transactions with unrelated vendors. In addition, Metropolitan charges Western United for management services, Receivable collection services and rental of offices and equipment. These charges have no effect on the Consolidated Financial Statements, but create fee income for Metropolitan when presented alone. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 25" under Item 8.

  Metwest provides Receivable servicing and collection for Metropolitan and Western United. See "RECEIVABLE INVESTMENTS--Servicing and Collection Procedures, and Delinquency Experience" under Item 1.

  In the normal course of its business, Western United loans cash to Metropolitan and Metwest. These loans, when made, are generally collateralized by Receivables or real property. At September 30, 1999, there were $16.0 million in loans outstanding.

  In the normal course of business, Western has acquired certain development real estate properties from Metropolitan. During fiscal 1999, these acquisitions totaled $3.5 million.

  From time to time, since December of 1979, Metropolitan has made loans to Consumers Group Holding Co. for purposes of increasing the capital and surplus of Consumers and Western United. As of September 30, 1999, these loans outstanding totaled $3,710,000 and currently bear no interest.

Transactions With Affiliates

  In the normal course of business, Metropolitan engages in transactions with companies which were former subsidiaries and which are currently affiliated through the common control of C. Paul Sandifur, Jr.

  Metropolitan Investment Securities ("MIS"), a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. During the fiscal year ended September 30, 1999, Metropolitan paid commissions to MIS in the amount of $1,451,132 and $169,422 on sales of debt securities and preferred stock in the amount of $46,399,862 and $4,681,277, respectively. During the fiscal year ended September 30, 1999, Metropolitan also paid commissions to MIS in the amount of $165,834 on sales of preferred stock through an in-house trading list.

  Metropolitan provides management and receivable acquisition services for a fee to Summit, Old Standard and Old West. During 1999, such fees were approximately $396,000 million. See "RECEIVABLE INVESTMENTS--Management and Receivable Acquisition Services" under Item 1.

  Metwest provides Receivable collection services for a fee to Summit, Old Standard and Old West. During 1999, such fees were approximately $491,000. See "RECEIVABLE INVESTMENTS--Servicing and Collection Procedures, and Delinquency Experience" under Item 1.

  In the ordinary course of business the Consolidated Group may purchase or sell Receivables from or to affiliated companies or borrow or lend money from or to affiliated companies. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
NOTE 21" under Item 8.

  In the ordinary course of business Metropolitan and Metwest borrow from Western United. Such loans are collateralized by real estate or Receivables. At September 30, 1999, such loans from Western totaled approximately $23 million for Metropolitan and $2 million for Metwest. Such loans within the Consolidated Group have no effect on the consolidated financial statements.

  Management believes that the terms of the service agreements are at least as favorable as could have been obtained from non-affiliated parties.

  Western United has entered into a reinsurance agreement with Old Standard which became effective July 1, 1998 and remained in effect at September 30, 1999. Under this agreement, Western reinsured with Old Standard 75% of the risk on 15 different annuity products and the premiums ceded during the fiscal year ended September 30, 1999 were approximately $44.7 million. Western received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $2.3 million during the fiscal year ended September 30, 1999.

  This agreement allows Western United to continue its market presence and relationship with its insurance agents while moderating its rate of growth. Under its contractual terms, the reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $30 million will be ceded under this treaty during fiscal 2000. Western receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

  Metropolitan's and Western United's property development activities are provided by Summit Property Development. The Consolidated Group paid Summit Property Development $1.9 million in development fees during fiscal 1999. See "REAL ESTATE DEVELOPMENT" under Item 1.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) 1. Financial Statements

  Included in Part II, Item 8 of this report:

  Report of Independent Accountants
  Consolidated Balance Sheets at September 30, 1999 and 1998
  Consolidated Statements of Income for the Years Ended September 30, 1999, 1998, and 1997
  Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1999, 1998, and 1997
  Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998, and 1997
  Notes to Consolidated Financial Statements

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

 (a) 3. Exhibits

      3.01 Restated Articles of Incorporation, as amended, dated November 30,
           1987 (Incorporated by Reference to Exhibit 3(a) to Metropolitan's
           Annual Report on Form 10-K for fiscal 1987).
      3.02 Amendment to Articles of Incorporation dated November 5, 1991
           (Incorporated by Reference to Exhibit 3(c) to Registration No. 33-
           40220).
      3.03 Amendment to Articles of Incorporation dated September 20, 1992
           (Incorporated by Reference to Exhibit 3(c) to Metropolitan's Annual
           Report on Form 10-K for fiscal 1992).
      3.04 Restated Bylaws, as amended on December 26, 1995 (Incorporated by
           Reference to Exhibit 3(e) to Form 10-K for Period Ending September
           30, 1995).
      4.01 Indenture, dated as of October 1999, between Metropolitan and U.S.
           Bank Trust National Association, Trustee (Incorporated by reference to Exhibit 4.01 to Metropolitan's Registration Statement on Form S-2 filed October 7, 1999).
      4.02 Indenture, dated as of July 6, 1979, between Metropolitan and
           Seattle-First National Bank, Trustee (Incorporated by Reference to
           Exhibit 3 to Metropolitan's Annual Report on Form 10-K for fiscal
           1979).
      4.03 First Supplemental Indenture, dated as of October 3, 1980, between
           Metropolitan and Seattle-First National Bank, Trustee (Incorporated by Reference to Exhibit 4 to Metropolitan's Annual Report on Form
           10-K for fiscal 1980).
      4.04 Second Supplemental Indenture, dated as of November 12, 1984, between Metropolitan and Seattle-First National Bank, Trustee
           (Incorporated by Reference to Exhibit 4(d) to Registration No. 2-
           95146).

        4.05 Third Supplemental Indenture, dated as of December 31, 1997, between Metropolitan and First Trust (Incorporated by Reference to
             Exhibit 4(d) to Metropolitan's Annual Report on Form 10-K for fiscal 1997).
        4.06 Amended Statement of Rights, Designations and Preferences of
             Variable Rate Preferred Stock, Series C (Incorporated by Reference to Exhibit 4(g) to Registration No. 33-2699).
        4.07 Statement of Rights, Designations and Preferences of Variable Rate
             Preferred Stock, Series D (Incorporated by Reference to Exhibit
             4(a) to Registration No. 33-25702).
        4.08 Statement of Rights, Designations and Preferences of Variable Rate
             Preferred Stock, Series E-1 (incorporated by Reference to Exhibit
             4(a) to Registration No. 33-19238).
        4.09 Amended Statement of Rights, Designations and Preferences of
             Variable Rate Preferred Stock, Series E-2 (Incorporated by
             Reference to Exhibit 4(a) to Registration No. 33-25702).
        4.10 Statement of Rights, Designations and Preferences of Variable Rate
             Preferred Stock, Series E-3 (Incorporated by Reference to Exhibit
             4(a) to Registration No. 33-32586).
        4.11 Statement of Rights, Designations and Preference of Variable Rate
             Cumulative Preferred Stock, Series E-4 (Incorporated by Reference to Exhibit 4(h) to Registration No. 33-40221).
        4.12 Form of Statement of Rights, Designations and Preferences of
             Variable Rate Preferred Stock, Series E-5 (Incorporated by
             Reference to Exhibit 4(i) to Registration No. 33-57396).
        4.13 Statement of Rights, Designations and Preferences of Variable Rate
             Cumulative Preferred Stock, Series E-6 (Incorporated by Reference to Exhibit 4(l) to Registration No. 33-51905).
        4.14 Statement of Rights, Designations and Preferences of Variable Rate
             Cumulative Preferred Stock, Series E-7 (Incorporated by Reference to Exhibit 4(d) to Amendment 1 to Registration No. 333-19755).
        9.01 Irrevocable Trust Agreement (Incorporated by Reference to Exhibit
             9(b) to Registration No. 2-81359).
       10.01 Employment Agreement between Metropolitan Mortgage and Securities
             Co., Inc. and Bruce Blohowiak (Incorporated by Reference to
             Exhibit 10(a) to Metropolitan's Annual Report on Form 10-K for fiscal 1997).
       10.02 Employment Agreement between Metropolitan Mortgage and Securities
             Co., Inc. and Michael Kirk (Incorporated by Reference to Exhibit
             10(b) to Metropolitan's Annual Report on Form 10-K for fiscal
             1997).
       10.03 Employment Agreement between Metropolitan Mortgage and Securities
             Co., Inc. and Jon McCreary (Incorporated by Reference to Exhibit
             10(c) to Metropolitan's Annual Report on Form 10-K for fiscal
             1997).
       10.04 Form of Reinsurance Agreement between Western United Life
             Assurance Company and Old Standard Life Insurance Company
             (Incorporated by Reference to Exhibit 10(d) to Metropolitan's
             Annual Report on Form 10-K for fiscal 1998).
       10.05 Employment Agreement between Metropolitan Mortgage and Securities
             Co., Inc. and William D. Snider (Incorporated by Reference to
             Exhibit 10(c) to Metropolitans Quarterly Report on Form 10-K for the fiscal quarter ended June 30, 1999).
      *11.01 Statement indicating computation of earnings per common share.

      *12.01 Statement regarding computation of ratios.
       21.01 Subsidiaries of Registrant (Incorporated by Reference to Exhibit
             21 to Metropolitan's Annual Report on Form 10-K for fiscal 1997).
      *27.01 Financial Data Schedule.

--------
* Filed herewith.

 (b) Reports on Form 8-K

  Report on Form 8-K filed as of August 26, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Metropolitan Mortgage & Securities
                                          Co., Inc.

                                               /s/ C. Paul Sandifur, Jr.
                                          By: _________________________________
                                                   C. Paul Sandifur, Jr.,
                                                  Chief Executive Officer

Date: December 29, 1999

                               POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ C. Paul Sandifur, Jr.          Chief Executive Officer,    December 29, 1999
______________________________________  President and Director
        C. Paul Sandifur, Jr.

      /s/ Bruce J. Blohowiak           Chief Operating Officer,    December 29, 1999
______________________________________  Executive Vice President
          Bruce J. Blohowiak            and Director

      /s/ William D. Snider            Chief Financial Officer     December 29, 1999
______________________________________
          William D. Snider

        /s/ Reuel Swanson              Secretary and Director      December 29, 1999
______________________________________
            Reuel Swanson

          /s/ Irv Marcus               Director                    December 29, 1999
______________________________________
              Irv Marcus

        /s/ Harold Erfurth             Director                    December 29, 1999
______________________________________
            Harold Erfurth

         /s/ John Trimble              Director                    December 29, 1999
______________________________________
             John Trimble

       /s/ Charles H. Stolz            Director                    December 29, 1999
______________________________________
           Charles H. Stolz

                   Index to Consolidated Financial Statements
                 Years Ended September 30, 1999, 1998 and 1997

                                                                          Page
                                                                        --------
Report of Independent Accountants......................................      F-1
Consolidated Balance Sheets............................................      F-2
Consolidated Statements of Income......................................      F-3
Consolidated Statements of Comprehensive Income........................      F-4
Consolidated Statements of Stockholders' Equity........................      F-5
Consolidated Statements of Cash Flows..................................      F-6
Notes to Consolidated Financial Statements............................. F-7-F-52

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Directors and Stockholders
Metropolitan Mortgage & Securities Co., Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries (the "Company") at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale in fiscal 1999.

                                             /s/ PricewaterhouseCoopers LLP
                                          -------------------------------------
                                               PricewaterhouseCoopers LLP

Spokane, Washington
December 6, 1999

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          September 30, 1999 and 1998

                                                     1999            1998
                                                --------------  --------------
Assets:
Cash and cash equivalents.....................  $   20,406,837  $   31,733,362
Investments:
  Trading securities, at market...............      45,013,522      55,865,875
  Available-for-sale securities, at market....     156,263,086      25,988,789
  Held-to-maturity securities, at amortized
   cost.......................................      66,441,407      83,036,525
  Accrued interest on investments.............       1,855,352       1,646,527
                                                --------------  --------------
    Total cash and investments................     289,980,204     198,271,078
                                                --------------  --------------
Real estate contracts and mortgage notes
 receivable, net, including real estate
 contracts and mortgage notes receivable held
 for sale of approximately $201,815,000 in
 1999 and $159,855,000 in 1998................     539,525,957     614,178,323
Real estate held for sale and development,
 including foreclosed real estate received in
 satisfaction of debt of $40,802,345 and
 $44,506,871..................................      85,747,433      89,713,967
                                                --------------  --------------
    Total real estate assets..................     625,273,390     703,892,290
Less allowance for losses on real estate
 assets.......................................      (9,318,072)    (11,000,618)
                                                --------------  --------------
    Net real estate assets....................     615,955,318     692,891,672
                                                --------------  --------------
Other receivable investments, net.............     174,707,840     200,773,533
                                                --------------  --------------
Other assets:
  Deferred costs, net.........................      66,339,586      71,262,489
  Land, buildings and equipment, net..........      26,342,123      25,889,102
  Mortgage servicing rights, net..............      10,898,621       6,292,375
  Other assets, net, including receivables
   from affiliates............................      46,732,827      31,284,532
                                                --------------  --------------
    Total other assets........................     150,313,157     134,728,498
                                                --------------  --------------
    Total assets..............................  $1,230,956,519  $1,226,664,781
                                                ==============  ==============
Liabilities:
  Life insurance and annuity reserves.........  $  795,744,055  $  800,848,929
  Debenture bonds and accrued interest........     198,888,779     198,205,294
  Advances under line of credit...............      62,908,030     118,342,972
  Debt payable................................      74,436,600       7,359,339
  Accounts payable and accrued expenses,
   including payable to affiliates............      11,274,411      18,687,539
  Deferred income taxes.......................      13,943,294      22,725,052
  Minority interest in consolidated
   subsidiaries...............................       2,056,887       1,738,887
                                                --------------  --------------
   Total liabilities..........................   1,159,252,056   1,167,908,012
                                                --------------  --------------
Commitments and contingencies (Notes 5, 11 and
 12)
Stockholders' equity:
  Preferred stock, (liquidation preference
   $53,094,517 and $49,200,583)...............      19,099,294      19,454,071
  Subordinate preferred stock, no par
  Common stock, Class A, $2,250 par, 129 and
   130 shares issued and outstanding..........         291,167         293,417
  Common stock, Class B, $2,250 par Additional
   paid-in capital............................      22,522,036      18,580,051
  Accumulated other comprehensive loss........      (3,638,723)       (680,619)
  Retained earnings...........................      33,430,689      21,109,849
                                                --------------  --------------
    Total stockholders' equity................      71,704,463      58,756,769
                                                --------------  --------------
    Total liabilities and stockholders'
     equity...................................  $1,230,956,519  $1,226,664,781
                                                ==============  ==============

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             for the years ended September 30, 1999, 1998 and 1997

                                          1999          1998          1997
                                      ------------  ------------  ------------
Revenues:
  Insurance premiums................  $  2,700,000  $  2,800,000  $  3,000,000
  Interest on receivables...........    49,417,826    50,997,190    55,645,799
  Earned discount on receivables....    21,092,324    25,288,312    21,848,947
  Other investment income...........    21,720,696    15,937,128    17,323,222
  Real estate sales.................    42,481,673    32,277,672    31,419,810
  Fees, commissions, service and
   other income.....................     8,488,571     6,832,513     4,697,766
  Gains (losses) on investments,
   net..............................    (5,499,995)    8,000,392      (494,877)
  Gains on sales of receivables,
   net..............................    24,819,841    13,822,102    21,693,999
                                      ------------  ------------  ------------
    Total revenues..................   165,220,936   155,955,309   155,134,666
                                      ------------  ------------  ------------
Expenses:
  Insurance policy and annuity
   benefits.........................    45,558,102    48,098,422    50,454,970
  Interest, net.....................    22,388,390    19,663,254    19,374,968
  Cost of real estate sold..........    39,635,685    30,579,511    31,669,166
  Provision for losses on real
   estate assets....................    10,675,560     6,199,297     8,131,101
  Salaries and employee benefits....    23,269,895    18,415,723    13,762,940
  Commissions to agents.............     7,483,464     8,171,329     7,743,437
  Other operating and underwriting..     6,790,716     6,337,089     6,932,014
  Amortization of deferred costs,
   net of costs capitalized.........     5,403,432     2,562,817     2,202,882
                                      ------------  ------------  ------------
    Total expenses..................   161,205,244   140,027,442   140,271,478
                                      ------------  ------------  ------------
Income before income taxes and
 minority interest..................     4,015,692    15,927,867    14,863,188
Income tax benefit (provision)......    12,577,447    (5,475,416)   (5,072,512)
                                      ------------  ------------  ------------
Income before minority interest.....    16,593,139    10,452,451     9,790,676
Income of consolidated subsidiaries
 allocated to minority
 stockholders.......................      (318,000)     (125,748)     (122,365)
                                      ------------  ------------  ------------
Net income..........................    16,275,139    10,326,703     9,668,311
Preferred stock dividends...........    (3,641,721)   (3,732,047)   (4,112,988)
                                      ------------  ------------  ------------
Income applicable to common
 stockholders.......................  $ 12,633,418  $  6,594,656  $  5,555,323
                                      ============  ============  ============
Basic and diluted income per share
 applicable to common stockholders..  $     97,933  $     50,728  $     42,733
                                      ============  ============  ============
Weighted average number of shares of
 common stock outstanding...........           129           130           130
                                      ============  ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             for the years ended September 30, 1999, 1998 and 1997

                                             1999         1998         1997
                                          -----------  -----------  -----------
Net income............................... $16,275,139  $10,326,703  $ 9,668,311
                                          -----------  -----------  -----------
Other comprehensive income (loss):
  Change in unrealized gains (losses) on
   investments...........................  (4,560,564)    (626,439)   1,096,745
  Less deferred income tax provision
   (benefit).............................  (1,602,460)    (212,989)     372,891
                                          -----------  -----------  -----------
  Net other comprehensive income (loss)..  (2,958,104)    (413,450)     723,854
                                          -----------  -----------  -----------
Comprehensive income..................... $13,317,035  $ 9,913,253  $10,392,165
                                          ===========  ===========  ===========



   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             for the years ended September 30, 1999, 1998 and 1997

                                                               Accumulated
                                                 Additional       Other
                           Preferred    Common     Paid-in    Comprehensive  Retained
                             Stock      Stock      Capital        Loss       Earnings       Total
                          -----------  --------  -----------  ------------- -----------  -----------
Balance, September 30,
 1996...................  $21,518,198  $293,417  $16,791,670   $  (991,023) $ 8,731,070  $46,343,332
Net income..............                                                      9,668,311    9,668,311
Net change in unrealized
 losses on available-
 for-sale securities,
 net of income tax
 provision of $372,891..                                           723,854                   723,854
Cash dividends,
 preferred (variable
 rate)..................                                                     (4,112,988)  (4,112,988)
Redemption and
 retirement of preferred
 stock (78,635 shares)..     (786,346)              (196,043)                               (982,389)
Sale of variable rate
 preferred stock, net
 (22,229 shares)........      222,289              2,000,604                               2,222,893
Contingent sales price
 on subsidiary
 previously sold to
 related party..........                                                        249,721      249,721
                          -----------  --------  -----------   -----------  -----------  -----------
Balance, September 30,
 1997...................   20,954,141   293,417   18,596,231      (267,169)  14,536,114   54,112,734
Net income..............                                                     10,326,703   10,326,703
Net change in unrealized
 losses on available-
 for-sale securities,
 net of income tax
 benefit of $212,989....                                          (413,450)                 (413,450)
Cash dividends, common
 ($1,200 per share).....                                                       (156,489)    (156,489)
Cash dividends,
 preferred (variable
 rate)..................                                                     (3,732,047)  (3,732,047)
Redemption and
 retirement of preferred
 stock (170,284
 shares)................   (1,702,843)            (1,841,144)                             (3,543,987)
Sale of variable rate
 preferred stock, net
 (20,277 shares)........      202,773              1,824,964                               2,027,737
Contingent sales price
 on subsidiary
 previously sold to
 related party..........                                                        135,568      135,568
                          -----------  --------  -----------   -----------  -----------  -----------
Balance, September 30,
 1998...................   19,454,071   293,417   18,580,051      (680,619)  21,109,849   58,756,769
Net income..............                                                     16,275,139   16,275,139
Net change in unrealized
 losses on available-
 for-sale securities,
 net of income tax
 benefit of $1,602,460..                                        (2,958,104)               (2,958,104)
Cash dividends, common
 ($2,400 per share).....                                                       (312,578)    (312,578)
Cash dividends,
 preferred (variable
 rate)..................                                                     (3,641,721)  (3,641,721)
Redemption and
 retirement of common
 stock (1 share)........                 (2,250)    (150,696)                               (152,946)
Redemption and
 retirement of preferred
 stock (83,939 shares)..     (839,392)              (103,981)                               (943,373)
Sale of variable rate
 preferred stock, net
 (48,462 shares)........      484,615              4,196,662                               4,681,277
                          -----------  --------  -----------   -----------  -----------  -----------
Balance, September 30,
 1999...................  $19,099,294  $291,167  $22,522,036   $(3,638,723) $33,430,689  $71,704,463
                          ===========  ========  ===========   ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             for the years ended September 30, 1999, 1998 and 1997

                                       1999           1998           1997
                                   -------------  -------------  -------------
Cash flows from operating
 activities:
 Net income....................... $  16,275,139  $  10,326,703  $   9,668,311
 Adjustments to reconcile net
  income to net cash from
  operating activities:
 Proceeds from sales of trading
  securities......................     6,538,788      7,961,675        102,065
 Proceeds from maturities of
  trading securities..............       431,244        907,206
 Acquisition of trading
  securities......................   (47,912,064)   (22,392,318)   (15,423,102)
 Earned discounts on
  receivables.....................   (21,092,324)   (25,288,312)   (21,848,947)
 Gains on investments and
  receivables, net................   (19,319,846)   (21,822,494)   (21,199,122)
 (Gains) losses on sales of real
  estate..........................    (2,845,988)    (1,698,161)       249,356
 Provision for losses on real
  estate assets...................    10,675,560      6,199,297      8,131,101
 Provision for losses on other
  assets..........................        21,000         72,000         42,995
 Depreciation and amortization....     5,353,717      4,496,663      6,738,395
 Minority interests...............       318,000        125,748        122,365
 Deferred income tax provision
  (benefit).......................    (7,179,298)       695,274      4,067,586
 Changes in assets and
  liabilities:
  Deferred costs, net.............     4,922,903      1,240,606      2,027,266
  Life insurance and annuity
   reserves.......................    40,877,478     44,490,782     46,638,177
  Compound and accrued interest
   on debentures..................      (281,937)    (3,112,623)    (3,094,352)
  Securities sold, not owned......                                (132,652,334)
  Other assets....................   (19,025,842)       442,798     (4,686,779)
  Accounts payable and accrued
   expenses.......................    (7,413,128)      (426,815)     2,726,042
  Other, net......................    (1,248,176)    (2,350,659)      (471,687)
                                   -------------  -------------  -------------
   Net cash from operating
    activities....................   (40,904,774)      (132,630)  (118,862,664)
                                   -------------  -------------  -------------
Cash flows from investing
 activities:
 Change in restricted cash and
  cash equivalents................                                 132,652,334
 Principal payments on real estate
  contracts and mortgage notes
  receivable and other receivable
  investments.....................   136,387,320    152,090,496    130,299,174
 Proceeds from sales of real
  estate contracts and mortgage
  notes receivable and other
  receivable investments..........   642,838,824    229,397,266    390,425,927
 Acquisition of real estate
  contracts and mortgage notes
  receivable......................  (617,643,225)  (413,325,154)  (317,169,828)
 Acquisition of other receivable
  investments.....................   (36,386,892)   (80,961,649)   (72,853,425)
 Proceeds from sales of real
  estate..........................    34,906,432     21,413,545     12,815,547
 Proceeds from maturities of held-
  to-maturity investments.........    16,704,422     30,530,666     10,919,094
 Proceeds from maturities of
  available-for-sale investments..    15,572,964      8,752,353     12,222,624
 Purchases of held-to-maturity
  investments.....................      (151,479)                      (99,625)
 Proceeds from sales of available-
  for-sale investments............    11,295,790      1,769,954     22,556,364
 Purchases of available-for-sale
  investments.....................  (113,666,443)      (888,713)   (49,021,401)
 Purchases of and costs associated
  with real estate held for sale
  and development.................   (17,106,964)   (17,031,884)   (22,765,164)
 Retained mortgage servicing
  rights..........................    (6,668,524)    (2,613,144)    (5,104,362)
 Capital expenditures.............    (2,214,419)   (18,039,964)    (1,989,246)
                                   -------------  -------------  -------------
   Net cash from investing
    activities....................    63,867,806    (88,906,228)   242,888,013
                                   -------------  -------------  -------------
Cash flows from financing
 activities:
 Increase (decrease) in
  borrowings......................    22,617,308    120,899,347    (32,588,375)
 Repayments of debt payable.......   (11,520,594)      (876,255)    (2,614,991)
 Receipts from life and annuity
  products........................   104,020,462     88,921,513     88,267,227
 Withdrawals of life and annuity
  products........................  (110,555,531)  (135,346,826)  (119,212,557)
 Ceding of life and annuity
  products to reinsurers..........   (39,447,283)   (22,585,528)   (27,689,967)
 Issuance of debenture bonds......    46,399,862     65,048,869     38,510,520
 Repayment of debenture bonds.....   (45,434,440)   (48,944,640)   (42,376,231)
 Issuance of preferred stock......     4,681,277      2,027,737      2,222,893
 Redemption and retirement of
  preferred stock.................      (943,373)    (3,543,987)      (982,389)
 Redemption and retirement of
  common stock....................      (152,946)
 Cash dividends...................    (3,954,299)    (3,888,536)    (4,112,988)
 Receipt of contingent sale price
  for subsidiary sold to related
  party...........................                      135,568        249,721
                                   -------------  -------------  -------------
   Net cash from financing
    activities....................   (34,289,557)    61,847,262   (100,327,137)
                                   -------------  -------------  -------------
Net change in cash and cash
 equivalents......................   (11,326,525)   (27,191,596)    23,698,212
Cash and cash equivalents:
 Beginning of year................    31,733,362     58,924,958     35,226,746
                                   -------------  -------------  -------------
 End of year...................... $  20,406,837  $  31,733,362  $  58,924,958
                                   =============  =============  =============

See Note 19 for supplemental cash flow information.

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             for the years ended September 30, 1999, 1998 and 1997

1. Summary of Significant Accounting Policies:

 Business and Organization

  Metropolitan Mortgage & Securities Co., Inc. (the "Company" and
"Metropolitan") was incorporated in the state of Washington in 1953.

  Metropolitan engages, nationwide, in the business of acquiring, holding, selling, originating and servicing receivables. These receivables include real estate contracts and mortgage notes collateralized by first position liens on residential real estate. Metropolitan also invests in receivables consisting of real estate contracts and mortgage notes collateralized by second and lower position liens, structured settlements, annuities, lottery prizes, leases and other investments. The receivables collateralized by real estate are typically non-conventional because they are originated as the result of seller financing or they are originated by lenders who specialize in borrowers with impaired credit histories or non-conventional properties. In addition to receivables, the Company invests in U.S. Treasury obligations, mortgage- and asset-backed securities, corporate bonds and other securities.

  The Company invests in receivables and securities using funds generated from the sale and securitization of receivables, collateralized borrowings, receivable cash flows, the sale of annuities, debentures and preferred stock, the sale of real estate and securities portfolio earnings.

  Metropolitan provides receivable acquisition, management and collection services, for a fee, to its subsidiaries and affiliates (see Note 21).

  Metropolitan owns various properties acquired through foreclosure and other sources. These properties are held for sale or development.

  Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through common stock ownership and voting control.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Metropolitan Mortgage & Securities Co., Inc. and its majority-owned subsidiaries. Metropolitan's significant subsidiaries include Western United Life Assurance Company ("Western"), a life insurance company, Consumers Group Holding Co., Inc., a holding company and shareholder of Consumers Insurance Co., Inc., an inactive property and casualty insurer, and Metwest Mortgage Services, Inc., a mortgage loan originator and servicer. Minority interest represents minority stockholders' proportionate share of the equity in the Company's consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Trading Securities: Trading securities consist primarily of mortgage- and asset-backed securities and are recorded at market value. Realized and unrealized gains and losses on these securities are included in the consolidated statements of income.

    Available-for-Sale Securities: Available-for-sale securities, consisting primarily of government-backed bonds, corporate bonds, mortgage- and asset-backed securities and equity securities, are carried at quoted and estimated market values. Unrealized gains and losses on these securities are presented as accumulated other comprehensive income or loss, net of related deferred income taxes. Restricted equity securities represent the Company's investment in the common stock of the Federal Home Loan Bank of Seattle ("FHLB Seattle"). This stock may only be sold to FHLB Seattle or to another member institution; therefore, it is restricted and is carried at cost.

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

  In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement was effective for the first fiscal quarter beginning after December 15, 1998. On January 1, 1999, the Company adopted this new standard and reclassified approximately $46.3 million of securities that were retained after securitizations from trading securities to available-for-sale securities.

  Realized gains and losses on investments are calculated on the specific-identification method and are recognized in the consolidated statements of income in the period in which the investment is sold.

  For other than a temporary decline in the value of a common stock, preferred stock, publicly traded bond or mortgage- or asset-backed security below cost or amortized cost, the investment is reduced to its net realizable value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a loss in the consolidated statement of income. Any recovery of market value in excess of the investment's new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors which the Company evaluates in determining the existence of an other than temporary decline in value include the length of time and extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability of the Company to retain its investment for the anticipated period of recovery in market value.

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

  Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125". SFAS No. 125 provides accounting and reporting standards based on a consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The application of the provisions of SFAS No. 125 did not have a material effect on the Company's financial condition, results of operations or cash flows.

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

 Allowance for Losses on Real Estate Assets

  The established allowances for losses on real estate contracts and mortgage notes receivable include amounts for estimated probable losses on receivables.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

 Deferred Costs

  Deferred policy acquisition costs, consisting of commissions to agents and other insurance underwriting and annuity policy costs, are deferred. Costs that are estimated not to be recoverable from surrender charges are amortized as a constant percentage of the estimated gross realized and unrealized profits associated with the policies in force.

  Debenture issuance costs, including commissions to sales representatives and other issuance costs, are deferred. These costs are amortized over the expected term of the related debenture bond, which ranges from 6 months to 5 years, using the interest method.

  Changes in the amount or timing of estimated gross profits on policies in force or the expected term of debenture bonds will result in adjustments to the related costs.

 Land, Buildings and Equipment

  Land, buildings and equipment are stated at cost. Buildings, improvements, furniture and equipment are depreciated using both straight-line and accelerated methods over their estimated useful lives which, for buildings and improvements, range from 5 to 40 years, and for furniture and equipment, range from 3 to 10 years. Repairs, maintenance and minor renewals are expensed as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

 Mortgage Servicing Rights

  Mortgage servicing rights are recorded at the lower of cost or the present value of future net servicing cash flows. Such rights are amortized in proportion to and over the period of expected net servicing income.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Management periodically evaluates the estimates and assumptions used in determining the carrying values of mortgage servicing rights and the amortization thereon. Such carrying values are reduced to estimated future discounted net servicing cash flows when the valuation indicates the carrying value is impaired. For purposes of measuring impairment, the rights are stratified based primarily on remaining term, prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. As a result of increased prepayment experience, the carrying value of mortgage servicing rights could be reduced in the near term.

 Computer Software Costs

  The Company capitalizes direct costs of enhancements to computer software operating systems acquired and modified for internal use to the extent that the functionality of the software is improved. At September 30, 1999, total enhancement costs of approximately $8,814,000 have been capitalized. These costs are being amortized over 5- and 10-year periods, depending on the estimated useful life of the enhancement, using the straight-line method. Accumulated amortization of these costs was $5,048,000 and $3,905,000 at September 30, 1999 and 1998, respectively. Due to technological advancements, it is reasonably possible that the remaining estimated useful lives could change in the near term.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of internal-use computer software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not believe that the application of this Statement will have a material effect on its financial statements.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

 Guaranty Fund Assessments

  The Company's life insurance subsidiary is subject to insurance guaranty laws in the states in which it writes premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. As of September 30, 1999 and 1998, the Company has accrued an estimated liability for guaranty fund assessments for known insolvencies net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessment of known insolvencies, the guaranty fund liability could change in the near term.

  In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that the application of SOP 97-3 will have a material effect on its consolidated financial statements.

 Interest Costs

  Interest costs associated with the development of real estate projects are capitalized. During the years ended September 30, 1999, 1998 and 1997, the Company capitalized interest of $935,735, $611,144 and $520,969, respectively.

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

 Income Per Share

  Income per share--basic is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Income per share--diluted is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if potentially dilutive common shares had been issued. There were no potentially dilutive common shares outstanding during any of the three years in the period ended September 30, 1999.

 Comprehensive Income

  During the year ended September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Prior years financial statements have been reclassified to conform to this Statement.

  Reclassification adjustments, representing the net gains (losses) on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows:

    Year Ended
   September 30,
   -------------
    1999.............................................................. $ 48,619
    1998..............................................................   16,779
    1997..............................................................  315,223

 Hedging Activities

  The Company is authorized by its Board of Directors, subject to certain limitations, to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio and in anticipation of sales and securitizations of real estate contracts and other receivable investments.

  The Company also purchases collateralized mortgage obligations, and mortgage- and asset-backed securities for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages or assets; i.e., improving in value with falling interest rates and declining in value with rising interest rates. The Company has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities.

  The Company uses future contracts to hedge against interest rate risk arising from real estate contracts and mortgage notes receivable held for sale. Gains and losses on interest rate futures are deferred and included in the carrying value of the related hedged assets. The unrealized gains and losses are amortized over the estimated lives of the related assets as a yield adjustment. Upon settlement of the assets being hedged, deferral accounting is discontinued and the resultant gain or loss is realized in operations. At September 30, 1999, the Company had open hedge positions on 1,000 futures contracts on U.S. treasury notes with a notional value of approximately $130 million, resulting in deferred gains of approximately $495,000, which were used to hedge interest rate risk on real estate contracts and mortgage notes receivable that were held for sale.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of the implementation of SFAS No. 133 on its financial statements.

 Interest Rate Risk

  The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and debenture bonds) are subject to interest rate risk. In the year ending September 30, 2000, approximately $794,000,000 of the Company's financial liabilities will reprice or mature as compared to approximately $486,000,000 of its financial assets, resulting in a mismatch of approximately $308,000,000. This structure is beneficial in periods of declining interest rates; however, may result in declining net interest income during periods of rising interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 83% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

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

 Reclassifications

  Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

2. Investments:

  A summary of carrying and estimated market values of investments at September 30, 1999 and 1998 is as follows:

                                                     1999
                             ------------------------------------------------------
                                            Gross       Gross         Estimated
                              Amortized   Unrealized Unrealized     Market Values
           Trading              Costs       Gains      Losses     (Carrying Values)
           -------           ------------ ---------- -----------  -----------------
   Mortgage- and asset-
    backed securities......  $ 44,531,376 $  666,952 $  (727,182)   $ 44,471,146
   Equity securities.......       410,628    131,748                     542,376
                             ------------ ---------- -----------    ------------
     Totals................  $ 44,942,004 $  798,700 $  (727,182)   $ 45,013,522
                             ============ ========== ===========    ============
                                            Gross       Gross         Estimated
                              Amortized   Unrealized Unrealized     Market Values
      Available-for-Sale        Costs       Gains      Losses     (Carrying Values)
      ------------------     ------------ ---------- -----------  -----------------
   Government-backed
    bonds..................  $  6,787,536 $    5,489 $   (55,562)   $  6,737,463
   Corporate bonds.........     7,087,072      1,633    (136,384)      6,952,321
   Mortgage- and asset-
    backed securities......   144,821,834  1,155,032  (6,117,754)    139,859,112
                             ------------ ---------- -----------    ------------
   Total fixed maturities..   158,696,442  1,162,154  (6,309,700)    153,548,896
   Equity securities
    (restricted)...........     2,695,492     18,698                   2,714,190
                             ------------ ---------- -----------    ------------
     Totals................  $161,391,934 $1,180,852 $(6,309,700)   $156,263,086
                             ============ ========== ===========    ============
                              Amortized
                                Costs       Gross       Gross
                              (Carrying   Unrealized Unrealized       Estimated
       Held-to-Maturity        Values)      Gains      Losses       Market Values
       ----------------      ------------ ---------- -----------  -----------------
   Government-backed
    bonds..................  $ 47,781,755 $  435,541 $(1,750,039)   $ 46,467,257
   Corporate bonds.........     2,998,397                 (8,529)      2,989,868
   Utility bonds...........       999,443                (28,743)        970,700
   Mortgage- and asset-
    backed securities......    14,661,812    414,710    (244,512)     14,832,010
                             ------------ ---------- -----------    ------------
     Totals................  $ 66,441,407 $  850,251 $(2,031,823)   $ 65,259,835
                             ============ ========== ===========    ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                                                     1998
                             -----------------------------------------------------
                                           Gross       Gross         Estimated
                              Amortized  Unrealized Unrealized     Market Values
           Trading              Costs      Gains      Losses     (Carrying Values)
           -------           ----------- ---------- -----------  -----------------
   Mortgage- and asset-
    backed securities......  $48,393,152 $7,720,384 $  (247,661)    $55,865,875
                             =========== ========== ===========     ===========
                                           Gross       Gross         Estimated
                              Amortized  Unrealized Unrealized     Market Values
      Available-for-Sale        Costs      Gains      Losses     (Carrying Values)
      ------------------     ----------- ---------- -----------  -----------------
   Government-backed
    bonds..................  $ 9,749,745 $  101,756                 $ 9,851,501
   Corporate bonds.........   10,124,513    118,930 $    (1,026)     10,242,417
   Mortgage- and asset-
    backed securities......    6,609,314    270,040    (988,537)      5,890,817
                             ----------- ---------- -----------     -----------
   Total fixed maturities..   26,483,572    490,726    (989,563)     25,984,735
   Equity securities.......        1,592      2,462                       4,054
                             ----------- ---------- -----------     -----------
     Totals................  $26,485,164 $  493,188 $  (989,563)    $25,988,789
                             =========== ========== ===========     ===========
                              Amortized
                                Costs      Gross       Gross
                              (Carrying  Unrealized Unrealized       Estimated
       Held-to-Maturity        Values)     Gains      Losses       Market Values
       ----------------      ----------- ---------- -----------  -----------------
   Government-backed
    bonds..................  $48,497,962 $2,714,507 $(1,287,443)    $49,925,026
   Corporate bonds.........    2,995,502     13,774                   3,009,276
   Utility bonds...........      999,273      3,835                   1,003,108
   Mortgage- and asset-
    backed securities......   30,543,788  2,409,071    (494,248)     32,458,611
                             ----------- ---------- -----------     -----------
     Totals................  $83,036,525 $5,141,187 $(1,781,691)    $86,396,021
                             =========== ========== ===========     ===========

  All bonds and mortgage- and asset-backed securities held at September 30, 1999 were performing in accordance with their terms.

  During the year ended September 30, 1999, in accordance with Statement of Financial Accounting Standards No. 134, the Company reclassified trading securities with a carrying value of approximately $46.3 million to the available-for-sale classification. The reclassified securities were consistently carried at estimated fair value. However, future changes in estimated fair value will be recorded as a component of accumulated other comprehensive income (loss) rather than being recognized in operations.

  Proceeds from sales of available-for-sale securities during the years ended September 30, 1999, 1998 and 1997 were $11,295,790, $1,769,954 and
$22,556,364, respectively, which resulted in gross realized gains of $74,798, $39,964 and $498,208 and gross realized losses of $0, $14,727 and $20,598 during each respective year.

  During the year ended September 30, 1998, the Company determined that certain available-for-sale and held-to-maturity asset-backed securities had an other than temporary impairment in value. Accordingly, the carrying value of the securities was decreased by approximately $819,000, representing the amount permanently impaired, through a charge to operations.

  During the year ended September 30, 1996, in accordance with a Special Report issued by the Financial Accounting Standards Board, the Company reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $72,500,000 to the available-for-sale classification. At the date of the transfer, the debt securities were valued at fair value of approximately $72,000,000. The difference between the carrying value and fair value of the reclassified debt securities at the date of transfer of approximately $500,000 was recognized in accumulated other comprehensive loss.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  During the year ended September 30, 1995, the Company entered into financial futures contracts to hedge its interest rate risk on certain held-to-maturity debt securities with remaining contractual terms of approximately eight years against a potential increase in interest rates. Interest rates declined, resulting in a realized loss of $1,600,000 associated with such contracts. The hedging loss has been deferred and is being amortized over the contractual term of the hedged debt securities using the interest method. The remaining unamortized hedging loss at September 30, 1999 and 1998 was approximately $854,000 and $1,046,000, respectively.

  During the year ended September 30, 1994, the Company transferred approximately $79,000,000 of investments from the available-for-sale portfolio to the held-to-maturity portfolio. At the date of transfer, these investments had net unrealized losses of approximately $1,060,000 before income taxes. These unrealized losses are being amortized over the term of the investments transferred using the interest method. At September 30, 1999, the remaining unamortized loss of approximately $254,000, net of deferred income taxes, is reported in accumulated other comprehensive loss.

  The activity related to the certain mortgage-backed securities, which represent the Company's residual interests from securitization transactions, for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                1999         1998         1997
                            ------------  -----------  -----------
   Carrying value,
    beginning of year...... $ 24,471,211  $18,809,877  $ 3,873,740
   Securities
    resecuritized..........  (17,842,015)
   Securities retained.....   22,346,212    5,184,816   11,050,818
   Sales...................                (4,953,937)
   Remittances.............   (2,395,473)  (1,561,191)    (170,412)
   Investment income.......    4,325,890    2,941,646    3,005,731
   Fair market value
    adjustments............      900,000    4,050,000    1,050,000
                            ------------  -----------  -----------
   Carrying value, end of
    year................... $ 31,805,825  $24,471,211  $18,809,877
                            ============  ===========  ===========

  Although the Company believes it has made reasonable estimates of the fair value of the residual interests likely to be realized, the rate of prepayments and the amount of defaults utilized by the Company are estimates and actual experience may vary. Higher than anticipated rates of prepayments or losses would require the Company to reduce the fair value of the residual interests.

  The Company estimates prepayment rates and defaults based upon the seasoning of its existing securitization receivable portfolio and historical experience. As of September 30, 1999 and 1998, the Company's underlying assumptions used in determining the fair value of its residual interests are as follows:

    Estimated annual prepayment rate: 14.0% based on actual experience;

    Constant default rate assumption: 1.00% to 1.25% of the outstanding securitized pool;

    Annual discount rate: 12.0% to 15.0% per annum to determine the present value of cash flows from mortgage-backed securities.

  Through September 30, 1999, actual cash flows from the Company's securitization trusts have approximated management's expectations.

  During the year ended September 30, 1999, the Company participated in a resecuritization of certain of its residual interests. The carrying value of the residual interests that were contributed by the Company was $17,842,015. The residual interests were restructured and a class was created, which was assigned a credit rating.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  The following individual investments (excluding U.S. government bonds) held by the Company at September 30, 1999 and 1998, were in excess of ten percent of stockholders' equity.

                                                                     Carrying
                                Issuer                                Amount
                                ------                              -----------
   1999:
     Mortgage- and asset-backed securities:
       Metropolitan Asset Funding, Inc............................. $48,503,362
       GreenTree Home Improvement..................................  18,817,197
       Metropolitan Trust I........................................  18,470,966
       Conti Mortgage Home Equity..................................  14,849,053
       Saxen Asset Securities Trust................................   9,126,639
   1998:
     Mortgage- and asset-backed securities:
       Metropolitan Asset Funding, Inc............................. $47,613,828
       Residential Funding Mortgage Securities.....................  11,658,090
       Chase Mortgage Finance Corp.................................   7,141,308
       Tryon Mortgage Funding, Inc.................................   7,071,011

  The amortized costs and estimated market values of available-for-sale and held-to-maturity debt securities at September 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized    Estimated
                                                          Cost     Market Value
                                                      ------------ ------------
   Available-for-sale debt securities:
     Due in one year or less......................... $  4,810,055 $  4,814,269
     Due after one year through five years...........    9,064,553    8,875,515
                                                      ------------ ------------
                                                        13,874,608   13,689,784
     Mortgage- and asset-backed securities...........  144,821,834  139,859,112
                                                      ------------ ------------
                                                      $158,696,442 $153,548,896
                                                      ============ ============
   Held-to-maturity debt securities:
     Due in one year or less......................... $  2,998,396 $  2,989,868
     Due after one year through five years...........   48,642,107   47,294,590
     Due after five years through ten years..........      106,929      111,218
                                                      ------------ ------------
                                                        51,747,432   50,395,676
     Mortgage- and asset-backed securities...........   14,661,812   14,832,010
                                                      ------------ ------------
                                                      $ 66,409,244 $ 65,227,686
                                                      ============ ============

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

3. Real Estate Contracts and Mortgage Notes Receivable:

  The following is a reconciliation of the face value of real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1999 and 1998.

                                                       1999          1998
                                                   ------------  ------------
   Face value of discounted receivables........... $438,837,770  $509,735,611
   Face value of originated receivables...........  104,080,881   113,815,526
   Unrealized discounts, net of unamortized
    acquisition costs.............................  (13,416,777)  (19,729,926)
   Accrued interest receivable....................   10,024,083    10,357,112
                                                   ------------  ------------
   Carrying value................................. $539,525,957  $614,178,323
                                                   ============  ============

  The originated receivables are collateralized primarily by first position liens and result from loans made by the Company, some of which were made to facilitate the sale of its repossessed property.

  At September 30, 1999, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $530,800,000 (98% of its total portfolio) and second or lower position liens of approximately $12,100,000 (2% of its total portfolio).

  Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. The Company's real estate contracts and mortgage notes receivable at September 30, 1999 and 1998 are collateralized by property concentrated in the following geographic areas:

                                                                    1999  1998
                                                                    ----  ----
   Pacific Northwest (Washington, Oregon, Idaho, Alaska and
    Montana).......................................................  29%   29%
   Pacific Southwest (California, Arizona and Nevada)..............  22    24
   Southwest (Texas and New Mexico)................................  13    13
   Southeast (Florida, North Carolina, Georgia and South
    Carolina)......................................................  11    10
   North Atlantic (New York, New Jersey, Maryland, Pennsylvania,
    and Connecticut)...............................................   8     9
   Other...........................................................  17    15
                                                                    ---   ---
                                                                    100%  100%
                                                                    ===   ===

  The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect the Company's estimate of its allowance for losses associated with these receivables.

  The face value of the real estate contracts and mortgage notes receivable range principally from $15,000 to $300,000 and are grouped by the following dollar ranges:

                                                           1999         1998
                                                       ------------ ------------
   Under $15,001...................................... $ 23,642,684 $ 27,541,407
   $15,001 to $40,000.................................  122,736,795  142,915,848
   $40,001 to $80,000.................................  147,626,046  170,017,120
   $80,001 to $150,000................................  115,545,605  141,183,526
   Greater than $150,000..............................  133,367,521  141,893,236
                                                       ------------ ------------
                                                       $542,918,651 $623,551,137
                                                       ============ ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  At September 30, 1999, the Company had 114 receivables aggregating approximately $62,000,000 which had face values in excess of $300,000. No individual receivable is in excess of 0.4% of the total carrying value of real estate contracts and mortgage notes receivable.

  Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1999 and 1998 are as follows:

                                                           1999         1998
                                                       ------------ ------------
   Less than 8.00%.................................... $ 69,156,085 $ 70,506,544
   8.00% to 8.99%.....................................  114,742,912  134,222,504
   9.00% to 9.99%.....................................  132,866,299  165,119,985
   10.00% to 10.99%...................................  149,748,690  155,222,027
   11.00% to 11.99%...................................   36,724,112   48,270,590
   12.00% to 12.99%...................................   21,806,435   31,954,168
   13% or higher......................................   17,874,118   18,255,319
                                                       ------------ ------------
                                                       $542,918,651 $623,551,137
                                                       ============ ============

  Contractual interest rates for 94% of the face value of receivables fall within a range from 6% to 13% per annum, and less than 9% of the receivables are subject to variable interest rates. The weighted average contractual interest rate on these receivables at September 30, 1999 and 1998 is approximately 9.4%. Maturity dates range from 1999 to 2029.

  The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $30,000,000 and $34,000,000 at September 30, 1999 and 1998, respectively.

  Sales of receivables with net carrying values of approximately $55,656,000, $26,759,000 and $106,885,000 were sold without recourse to various financial institutions resulting in gains of approximately $60,000, $989,000 and $2,243,000 in fiscal 1999, 1998 and 1997, respectively.

  Aggregate amounts of contractual maturities of receivables at their face value are as follows:

   Fiscal Year Ending
   September 30,
   ------------------
     2000.......................................................... $ 25,619,000
     2001..........................................................   21,335,000
     2002..........................................................   21,842,000
     2003..........................................................   24,298,000
     2004..........................................................   27,445,000
     Thereafter....................................................  422,379,651
                                                                    ------------
                                                                    $542,918,651
                                                                    ============

  Actual repayments of receivables will likely differ from contractual amounts due to prepayments.

4. Real Estate Contracts and Mortgage Notes Receivable, Held for Sale:

  The Company acquires certain real estate contracts and mortgage notes receivable for the purpose of sale or securitization.

  The Company entered into securitization transactions during the years ended September 30, 1999, 1998 and 1997. The Company participates in these securitization transactions with its subsidiaries and affiliates. These

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES receivables are structured in classes by credit rating and transferred to a trust, which sells mortgage-backed securities to third parties. These securitizations are recorded as sales of receivables and gains, net of transaction expenses, are recognized in the consolidated statements of income as each class is sold.

  During the years ended September 30, 1999, 1998 and 1997, proceeds from securitization transactions were approximately $530,040,000, $167,809,000 and $273,539,000, respectively, and resulted in gains of approximately $21,459,000, $10,502,000 and $19,414,000, respectively. The gains realized during the years ended September 30, 1999, 1998 and 1997 included approximately $6,591,000, $2,463,000 and $4,642,000, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pool. The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. The Company evaluates possible impairment in its mortgage servicing rights by similar type of loan, and to the extent that carrying value for a stratum exceeds its estimated fair value, an impairment loss is recognized. It is reasonably possible that actual prepayment experience could exceed the estimated prepayment factor in the near term, which would result in a reduction in the carrying value of retained mortgage servicing rights.

  Of the receivables securitized, the Company has retained an investment in certain subordinate classes of the securities having an estimated fair value of approximately $99,596,000 and $49,484,000 at September 30, 1999 and 1998,
respectively.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

5. Real Estate Held for Sale and Development:

  A detail of the Company's real estate held for sale and development by state as of September 30, 1999 is as follows:

                                       Single-    Multi-
                                       Family     Family
         State              Land      Dwelling   Dwelling Commercial  Condominium    Total
         -----           ----------- ----------- -------- ----------- ----------- -----------
Alabama................. $    34,900 $    17,000                                  $    51,900
Alaska..................                  60,000                      $   80,790      140,790
Arizona.................     294,598     680,645                         113,173    1,088,416
Arkansas................                 212,175                                      212,175
California..............     560,644   1,297,425          $ 1,264,248    309,500    3,431,817
Colorado................                 167,500                                      167,500
Connecticut.............                 209,567                          65,202      274,769
Delaware................                  56,000                                       56,000
District of Columbia....                 120,000                                      120,000
Florida.................     767,150   1,568,972              262,500     21,000    2,619,622
Georgia.................                 208,435                                      208,435
Hawaii..................                  54,015            3,437,890    635,249    4,127,154
Idaho...................      13,749     848,525              139,412               1,001,686
Illinois................                  53,000                                       53,000
Indiana.................                 248,693                                      248,693
Iowa....................                  19,060                                       19,060
Kansas..................                  64,900                                       64,900
Kentucky................                  17,941                                       17,941
Maine...................                  72,367                                       72,367
Maryland................                  87,728                         363,768      451,496
Massachusetts...........                  88,000                                       88,000
Michigan................                 367,402               95,675                 463,077
Minnesota...............                 126,000                                      126,000
Missouri................                 344,912                          29,000      373,912
Montana.................      49,850     239,605                                      289,455
Nebraska................                  39,910                                       39,910
Nevada..................                 257,190                                      257,190
New Hampshire...........                  98,000                                       98,000
New Jersey..............      39,015     343,579              138,122    230,829      751,545
New Mexico..............      78,684     572,862                                      651,546
New York................     147,625     496,549 $25,000    1,392,499     79,111    2,140,784
North Carolina..........                 194,194                                      194,194
Ohio....................      57,660                                                   57,660
Oklahoma................      16,944      18,000                                       34,944
Oregon..................     233,000     408,843                                      641,843
Pennsylvania............       6,500     513,832                                      520,332
Rhode Island............                 138,286              224,286                 362,572
South Carolina..........                 223,102                                      223,102
Tennessee...............                                                  39,900       39,900
Texas...................               1,102,353                         193,920    1,296,273
Utah....................     140,057     306,679                                      446,736
Vermont.................      13,836     166,405                                      180,241
Virginia................      24,610      86,000                                      110,610
Washington..............  40,644,390   1,564,333           19,537,112    120,168   61,866,003
West Virginia...........                  23,160                                       23,160
Wyoming.................                  42,723                                       42,723
                         ----------- ----------- -------  ----------- ----------  -----------
Balances at September
 30, 1999............... $43,123,212 $13,825,867 $25,000  $26,491,744 $2,281,610  $85,747,433
                         =========== =========== =======  =========== ==========  ===========
Balances at September
 30, 1998............... $49,385,349 $14,526,909 $97,653  $19,063,019 $6,641,037  $89,713,967
                         =========== =========== =======  =========== ==========  ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  At September 30, 1999, the Company had approximately $61,900,000 invested in real estate development projects and approximately $926,000 in commitments for construction associated with these projects.

6. Allowance for Losses on Real Estate Assets:

  The following is a summary of the changes in the allowance for losses on real estate assets for the years ended September 30, 1999, 1998 and 1997.

                                             1999         1998         1997
                                         ------------  -----------  -----------
   Beginning balance.................... $ 11,000,618  $12,327,098  $10,192,584
   Provisions...........................   10,675,560    6,199,297    8,131,101
   Charge-offs..........................  (12,358,106)  (7,525,777)  (5,996,587)
                                         ------------  -----------  -----------
   Ending balance....................... $  9,318,072  $11,000,618  $12,327,098
                                         ============  ===========  ===========

  At September 30, 1999 and 1998, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized was approximately $3,408,000 and $1,992,000, respectively, of which approximately $489,000 and $362,000, respectively, representing the amounts by which the respective net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets.

  During the years ended September 30, 1999, 1998 and 1997, the average recorded investment in impaired receivables was approximately $2,403,000, $1,732,000 and $1,663,000, respectively. Interest income of approximately $226,000, $163,000 and $156,000 was recognized on these receivables during the years ended September 30, 1999, 1998 and 1997, respectively, during the period in which they were impaired, which was fully provided for in the allowance for losses on real estate assets.

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

  These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant yield on these receivables at September 30, 1999 and 1998 was approximately 9.39% and 9.03%, respectively. Maturity dates range from 1999 to 2026.

  The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 1999 and 1998.

                                                      1999          1998
                                                  ------------  -------------
   Face value of receivables..................... $266,442,653  $ 318,756,442
   Unrealized discounts, net of unamortized
    acquisition costs............................  (91,734,813)  (117,982,909)
                                                  ------------  -------------
   Carrying value................................ $174,707,840  $ 200,773,533
                                                  ============  =============

  Substantially all such receivables were performing in accordance with their contractual terms at September 30, 1999.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  During the years ended September 30, 1999, 1998 and 1997, the Company sold or securitized approximately $47,067,000, $31,623,000 and $7,722,000, respectively, of these receivables without recourse and recognized gains of approximately $2,975,000, $2,218,000 and $37,000, respectively.

  The following other receivable investments, by issuer, were in excess of ten percent of stockholders' equity at September 30, 1999 and 1998.

                                                                     Aggregate
                                                                     Carrying
                                Issuer                                Amount
                                ------                              -----------
   1999:
     WULA Trust Lotteries.......................................... $28,952,903
     California State Agency.......................................  19,438,773
     Met Trust Lotteries...........................................  18,793,835
     Arizona State Agency..........................................  10,777,158
     Pennsylvania State Agency.....................................   8,153,696
     New York State Agency.........................................   7,947,511
     Colorado State Agency.........................................   7,861,678
   1998:
     California State Agency....................................... $21,757,390
     New York State Agency.........................................  15,822,029
     Arizona State Agency..........................................  11,015,505
     New Jersey State Agency.......................................  10,492,977
     Pennsylvania State Agency.....................................   8,813,126
     Colorado State Agency.........................................   8,002,035
     Tri-State Agency..............................................   7,451,919
     Oregon State Agency...........................................   6,991,363

  Aggregate amounts of contractual maturities of other receivable investments to be received at their face values are approximately as follows:

   Fiscal Year Ending
   September 30,
   ------------------
     2000.......................................................... $ 34,288,000
     2001..........................................................   30,694,000
     2002..........................................................   29,857,000
     2003..........................................................   25,394,000
     2004..........................................................   25,165,000
     Thereafter....................................................  121,044,653
                                                                    ------------
                                                                    $266,442,653
                                                                    ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

8. Deferred Costs:

  An analysis of deferred costs related to policy acquisition and debenture issuance for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                             Policy     Debenture
                                           Acquisition   Issuance      Total
                                           -----------  ----------  -----------
Balance at September 30, 1996............. $71,932,884  $2,597,477  $74,530,361
Deferred during the year:
  Commissions.............................   4,000,805   1,283,612    5,284,417
  Other expenses..........................   3,229,197     277,257    3,506,454
                                           -----------  ----------  -----------
Total deferred............................  79,162,886   4,158,346   83,321,232
Amortized during the year.................  (9,432,884) (1,385,253) (10,818,137)
                                           -----------  ----------  -----------
Balance at September 30, 1997.............  69,730,002   2,773,093   72,503,095
Deferred during the year:
  Commissions.............................   4,434,324   2,412,994    6,847,318
  Other expenses..........................   3,002,859     374,760    3,377,619
                                           -----------  ----------  -----------
Total deferred............................  77,167,185   5,560,847   82,728,032
Amortized during the year................. (10,000,000) (1,465,543) (11,465,543)
                                           -----------  ----------  -----------
Balance at September 30, 1998.............  67,167,185   4,095,304   71,262,489
Deferred during the year:
  Commissions.............................   3,134,166   1,418,480    4,552,646
  Other expenses..........................   2,462,402     626,657    3,089,059
                                           -----------  ----------  -----------
Total deferred............................  72,763,753   6,140,441   78,904,194
Amortized during the year................. (11,000,000) (1,564,608) (12,564,608)
                                           -----------  ----------  -----------
Balance at September 30, 1999............. $61,763,753  $4,575,833  $66,339,586
                                           ===========  ==========  ===========

  The amortization of deferred policy acquisition costs, which is based on the estimated gross profits of the underlying life and annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.

9. Land, Buildings and Equipment:

  Land, buildings, equipment and related accumulated depreciation at September 30, 1999 and 1998 consisted of the following:

                                                          1999         1998
                                                       -----------  -----------
   Land............................................... $ 2,778,274  $ 2,778,274
   Buildings and improvements.........................  21,534,349   20,786,169
   Furniture and equipment............................  15,608,163   14,142,554
                                                       -----------  -----------
                                                        39,920,786   37,706,997
   Less accumulated depreciation...................... (13,578,663) (11,817,895)
                                                       -----------  -----------
                                                       $26,342,123  $25,889,102
                                                       ===========  ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  During the year ended September 30, 1998, the Company acquired a new corporate headquarters building in Spokane, Washington for a purchase price of approximately $11.7 million. Additionally, the Company incurred approximately $4.5 million of capital expenditures for the renovation of the new corporate headquarters building.

10. Mortgage Servicing Rights:

  The following is an analysis of the mortgage servicing rights activity for the years ended September 30, 1999, 1998 and 1997:

                                              1999         1998        1997
                                           -----------  ----------  ----------
Beginning balance......................... $ 6,292,375  $5,767,607  $1,524,551
Additions.................................   6,668,524   2,613,144   5,104,362
Amortization and valuation adjustments....  (2,062,278) (2,088,376)   (861,306)
                                           -----------  ----------  ----------
Ending balance............................ $10,898,621  $6,292,375  $5,767,607
                                           ===========  ==========  ==========

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

11. Life Insurance and Annuity Reserves:

  Life insurance and annuity reserves are based upon contractual amounts due to the policy holder, including credited interest. Annuity contract interest rates ranged from 4.45% to 9.85%, 4.35% to 9.85% and 4.35% to 10.10% during the years ended September 30, 1999, 1998 and 1997, respectively. Interest assumptions used to compute life insurance reserves ranged from 4.5% to 6.5% during each of the years ended September 30, 1999, 1998 and 1997.

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

  The Company's life insurance subsidiary has ceded a portion of its annuity reserves and related premiums to Old Standard Life Insurance Company ("OSL"), an affiliated entity. The reinsured annuity deposits are treated as liabilities for which the Company's life insurance subsidiary is not liable, and accordingly, annuity reserves, as reported in these financial statements, do not include reserves on the ceded business.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  The following is a summary of reinsurance transactions ceded to OSL and other reinsurers as of and for the years ended September 30, 1999, 1998 and 1997:

                               Direct      Ceded to    Ceded to       Net
                               Amount        OSL        Others       Amount
                            ------------ ------------  ---------  ------------
As of and for the year
 ended September 30, 1999:
  Insurance and annuity
   premiums................ $151,792,940 $(44,746,374) $(326,104) $106,720,462
                            ============ ============  =========  ============
  Insurance policy and
   annuity benefits........ $ 50,759,328 $ (5,048,993) $(152,233) $ 45,558,102
                            ============ ============  =========  ============
  Life insurance and
   annuity reserves........ $893,144,042 $(97,232,653) $(167,334) $795,744,055
                            ============ ============  =========  ============
As of and for the year
 ended September 30, 1998:
  Insurance and annuity
   premiums................ $117,493,155 $(25,448,538) $(323,104) $ 91,721,513
                            ============ ============  =========  ============
  Insurance policy and
   annuity benefits........ $ 50,076,969 $ (1,842,891) $(135,656) $ 48,098,422
                            ============ ============  =========  ============
  Life insurance and
   annuity reserves........ $853,785,512 $(52,787,226) $(149,357) $800,848,929
                            ============ ============  =========  ============
As of and for the year
 ended September 30, 1997:
  Insurance and annuity
   premiums................ $119,626,260 $(28,006,722) $(352,311) $ 91,267,227
                            ============ ============  =========  ============
  Insurance policy and
   annuity benefits........ $ 51,378,888 $   (668,840) $(255,078) $ 50,454,970
                            ============ ============  =========  ============
  Life insurance and
   annuity reserves........ $853,877,924 $(28,358,807) $(150,129) $825,368,988
                            ============ ============  =========  ============

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

  The net amounts expensed (recovered) by the Company's life insurance subsidiary for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 1999, 1998 and 1997 were approximately $(942,000), $149,000 and $480,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1988 through 1997. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1997 will be material to its financial condition or results of operations. At September 30, 1999, the amount of estimated future guaranty fund assessments of approximately $2,283,000 has been recorded.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

13. Debenture Bonds:

  The Company has registered $100,000,000 of Series III Debenture Bonds, of which a face amount of approximately $65,281,000 was unissued at September 30, 1999. This current registration expires January 31, 2000.

  At September 30, 1999 and 1998, debenture bonds consisted of the following:

   Annual Interest Rates                                  1999         1998
   ---------------------                              ------------ ------------
   5% to 6%.......................................... $    716,000 $      1,000
   6% to 7%..........................................    8,814,000    7,854,000
   7% to 8%..........................................   40,541,000   46,504,000
   8% to 9%..........................................  124,327,000  117,332,000
   9% to 10%.........................................    1,765,000    1,867,000
   10% to 11%........................................       76,000    1,715,000
                                                      ------------ ------------
                                                       176,239,000  175,273,000
   Compound and accrued interest.....................   22,649,779   22,932,294
                                                      ------------ ------------
                                                      $198,888,779 $198,205,294
                                                      ============ ============

  The weighted-average interest rate on outstanding debentures was approximately 8.0% at September 30, 1999 and 1998.

  Debenture bonds (including principal and compound and accrued interest) mature as follows:

   Fiscal Year Ending
    September 30,
   ------------------
   2000............................................................ $ 50,709,000
   2001............................................................    9,378,000
   2002............................................................   33,473,000
   2003............................................................   39,668,000
   2004............................................................   39,199,000
   Thereafter......................................................   26,461,779
                                                                    ------------
                                                                    $198,888,779
                                                                    ============

  At September 30, 1999, as required by Washington State regulation, the Company could not have more than an aggregate total of $300,000,000 in outstanding debentures (including accrued and compound interest) and outstanding preferred stock (based on original sales price). At September 30, 1999, the Company had total outstanding debentures of approximately $198,889,000 and total outstanding preferred stock of approximately $53,095,000.

14. Advances Under Line of Credit:

  The Company has a nonrecourse committed facility with Banc of America Securities LLC in the authorized amount of $200,000,000, with interest at the London Interbank Offered Rate plus 1%, maturing on March 24, 2000. The amount advanced at September 30, 1999 of $62,908,030, including accrued interest at 6.383% per annum, is collateralized by real estate contracts and mortgage notes receivable held for sale with a carrying value of approximately $65,505,000.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

15. Debt Payable:

  At September 30, 1999 and 1998, debt payable consisted of the following:

                                                          1999        1998
                                                       ----------- ----------
   Note payable to Federal Home Loan Bank of Seattle,
    authorized amount of $92,200,000, interest rates
    ranging from 5.39% to 5.42% per annum; due October
    25, 1999; collateralized by $41,250,000 of
    mortgage-backed securities........................ $33,000,000
   Note payable to Summit Securities, Inc., interest
    at 11.0% per annum; due on June 30, 2000;
    collateralized by $12,500,000 in structured
    settlement agreements.............................  10,000,000 $2,560,000
   Note payable to IDS Life Insurance Company,
    interest at 7.04% per annum; due August 1, 2009;
    collateralized by Metropolitan Financial Center
    located in Spokane, Washington....................  11,970,474
   Note payable to Old Standard Life Insurance
    Company, interest at 10.5% per annum; due May 3,
    2004; collateralized by Beach House Restaurant
    located in Kauai, Hawaii..........................   2,507,289
   Reverse repurchase agreement with Bear Stearns,
    interest at 5.33% per annum; due on October 13,
    1999; collateralized by $10,000,000 in U.S.
    Treasury bonds....................................  10,000,000
   Reverse repurchase agreement with Seattle
    Northwest, interest at 5.35% per annum; due on
    October 13, 1999; collateralized by $5,000,000 in
    U.S. Treasury bonds...............................   4,962,500
   Reverse repurchase agreement with Seattle
    Northwest, interest at 5.57% per annum; due on
    October 1, 1998; collateralized by $2,900,000 in
    U.S. Treasury bonds...............................              2,892,750
   Real estate contracts and mortgage notes payable,
    interest rates ranging from 3.0% to 11.6%, due in
    installments through 2026; collateralized by
    senior liens on certain of the Company's real
    estate contracts, mortgage notes and real estate
    held for sale.....................................   1,877,056  1,802,680
   Accrued interest payable...........................     119,281    103,909
                                                       ----------- ----------
                                                       $74,436,600 $7,359,339
                                                       =========== ==========

  Aggregate amounts of principal and accrued interest payments due on debt payable are as follows:

   Fiscal Year Ending
    September 30,
   ------------------
   2000............................................................. $58,712,000
   2001.............................................................     393,000
   2002.............................................................     516,000
   2003.............................................................     440,000
   2004.............................................................   2,815,000
   Thereafter.......................................................  11,560,600
                                                                     -----------
                                                                     $74,436,600
                                                                     ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

16. Income Taxes:

  The Company files a consolidated federal income tax return with all of its subsidiaries.

  The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998 are as follows:

                                                               1999
                                                      ------------------------
                                                        Assets     Liabilities
                                                      -----------  -----------
   Net operating loss carryforwards.................. $19,728,062
   Life insurance and annuity reserves...............   3,770,836
   Investments.......................................   2,528,716
   Allowance for losses on real estate assets........   2,703,023
   Tax credit carryforwards..........................   2,118,023
   Allowances for repossessed real estate............     835,484
   Guaranty fund liability...........................     799,174
   Deferred policy acquisition costs.................              $20,839,362
   Contract acquisition costs and discount yield
    recognition......................................                9,323,459
   Office properties and equipment...................                1,854,704
   Other.............................................                  809,087
   Valuation allowance............................... (13,600,000)
                                                      -----------  -----------
   Total deferred income taxes....................... $18,883,318  $32,826,612
                                                      ===========  ===========
                                                               1998
                                                      ------------------------
                                                        Assets     Liabilities
                                                      -----------  -----------
   Life insurance and annuity reserves............... $ 4,971,432
   Net operating loss carryforwards..................   2,696,596
   Allowance for losses on real estate assets........   2,621,973
   Allowances for repossessed real estate............   1,220,875
   Guaranty fund liability...........................   1,121,876
   Tax credit carryforwards..........................     612,098
   Investments.......................................     413,354
   Other.............................................     193,790
   Deferred policy acquisition costs.................              $27,407,445
   Contract acquisition costs and discount yield
    recognition......................................                7,154,906
   Office properties and equipment...................                2,014,695
                                                      -----------  -----------
   Total deferred income taxes....................... $13,851,994  $36,577,046
                                                      ===========  ===========

  Following is a reconciliation of the provision for income taxes to an amount as computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 1999, 1998 and 1997:

                                  1999                1998            1997
                            ------------------   --------------  --------------
   Federal income taxes at
    statutory rate......... $  1,405,495    35%  $5,415,475  34% $5,053,484  34%
   Loss carryforwards
    generated from
    investments............  (13,997,187) (348)
   State taxes and other...       14,245             59,941          19,028
                            ------------  ----   ---------- ---  ---------- ---
   Income tax provision.... $(12,577,447) (313)% $5,475,416  34% $5,072,512  34%
                            ============  ====   ========== ===  ========== ===

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  During the year ended September 30, 1999, the Company implemented an investment strategy that generated losses, which were used to offset certain taxable temporary differences. The Company has provided a valuation allowance for certain of its deferred tax assets due to uncertainty of recoverability.

  The components of the income tax provision (benefit) for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                 1999         1998       1997
                                             ------------  ---------- ----------
   Current.................................. $ (5,398,149) $4,780,142 $1,004,926
   Deferred.................................   (7,179,298)    695,274  4,067,586
                                             ------------  ---------- ----------
                                             $(12,577,447) $5,475,416 $5,072,512
                                             ============  ========== ==========

  At September 30, 1999, the Company and its subsidiaries had unused net operating loss carryforwards, for income tax purposes, as follows:

                                                                         Net
                                                                      Operating
                                                                       Losses
   Expiring in                                                       -----------
   2005............................................................. $ 1,373,094
   2006.............................................................   5,612,555
   2007.............................................................     945,516
   2008.............................................................  48,434,726
                                                                     -----------
                                                                     $56,365,891
                                                                     ===========

  At September 30, 1999, the Company has alternative minimum tax credits of approximately $1,450,000 and general business tax credit carryforwards of approximately $666,000 available to reduce regular income taxes payable. The general business tax credit carryforwards begin to expire in 2004.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

17. Stockholders' Equity:

  A summary of preferred and common shares at September 30, 1999 and 1998 is as follows:

                                            Issued and Outstanding Shares
                                     -------------------------------------------
                                             1999                  1998
                          Authorized --------------------- ---------------------
                            Shares    Shares     Amount     Shares     Amount
                          ---------- --------- ----------- --------- -----------
   Preferred Stock
     Series A...........    750,000        --  $       --        --  $       --
     Series B...........    200,000        --          --        --          --
     Series C...........  1,000,000    373,052   3,730,517   389,885   3,898,847
     Series D...........  1,375,000    539,058   5,390,581   574,307   5,743,070
     Series E...........  5,000,000    997,820   9,978,196   981,215   9,812,154
                          ---------  --------- ----------- --------- -----------
                          8,325,000  1,909,930 $19,099,294 1,945,407 $19,454,071
                          =========  ========= =========== ========= ===========
                                            Issued and Outstanding Shares
                                     -------------------------------------------
                                             1999                  1998
                          Authorized --------------------- ---------------------
                            Shares    Shares     Amount     Shares     Amount
                          ---------- --------- ----------- --------- -----------
   Common Stock
     Class A............        222        129 $   291,167       130 $   293,417
     Class B............        222        --          --        --          --
                          ---------  --------- ----------- --------- -----------
                                444        129 $   291,167       130 $   293,417
                          =========  ========= =========== ========= ===========
   Subordinate Preferred
     Stock..............  1,000,000        --  $       --        --  $       --
                          =========  ========= =========== ========= ===========

  The Series E preferred stock has been issued in the following sub-series:

                                               Issued and Outstanding Shares
                                           -------------------------------------
                                                  1999               1998
                                           ------------------ ------------------
                                           Shares    Amount   Shares    Amount
                                           ------- ---------- ------- ----------
   Series E-1............................. 620,095 $6,200,949 650,699 $6,506,986
   Series E-2.............................  42,283    422,836  42,299    422,994
   Series E-3............................. 101,130  1,011,298 101,419  1,014,191
   Series E-4.............................  58,413    584,127  58,479    584,786
   Series E-5.............................  12,512    125,121  12,549    125,495
   Series E-6.............................  89,761    897,609  89,968    899,682
   Series E-7.............................  73,626    736,256  25,802    258,020
                                           ------- ---------- ------- ----------
                                           997,820 $9,978,196 981,215 $9,812,154
                                           ======= ========== ======= ==========

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

  At September 30, 1999, as required by state regulation, the amount of the Company's aggregate total outstanding preferred stock and debentures was limited (see Note 13).

 Subordinate Preferred Stock

  Subordinate preferred shares, no par value, shall be entitled to receive dividends as authorized by the Board of Directors, provided that such dividend rights are subordinate and junior to all series of preferred stock. Subordinate preferred shares shall be entitled to distributions in liquidation in such priority as established by the Board of Directors prior to the issuance of any such shares. These liquidation rights shall at all times be subordinate and junior to all series of preferred stock. At September 30, 1999 and 1998, no subordinate preferred stock had been issued.

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

  Dividend restrictions are imposed by regulatory authorities on the insurance subsidiary in which the Company has a 96.5% or greater stock ownership interest. These restrictions are limited to the unassigned statutory surplus of the insurance subsidiary which totaled approximately $11,484,000 at September 30, 1999 (see Note 18).

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

18. Statutory Accounting:

  The Company's life insurance subsidiary is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Selected statutory and GAAP financial statement balances for the life insurance subsidiary as of and for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                       Statutory      GAAP
                                                      ----------- ------------
   Capital and surplus and stockholders' equity:
     1999............................................ $58,438,906 $100,420,235
     1998............................................  50,893,450   89,617,766
     1997............................................  51,751,693   86,229,626
   Net income:
     1999............................................ $ 6,034,832 $ 11,565,311
     1998............................................   2,651,629    3,576,495
     1997............................................   6,811,628    4,051,900
   Unassigned statutory surplus and retained
    earnings:
     1999............................................ $11,483,906 $ 53,475,235
     1998............................................   7,738,450   46,462,766
     1997............................................   8,596,693   43,074,626

  Under applicable Washington State Insurance laws and regulations, the Company's life insurance subsidiary is required to maintain minimum levels of surplus, determined in accordance with statutory accounting practices, in the aggregate amount of $150,000. The Revised Code of Washington defines surplus as "the excess of statutory assets over statutory liabilities, accounting for the par value of capital stock as a liability." At September 30, 1999, the Company's life insurance subsidiary was in compliance with this requirement.

  The National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

  It is not known whether the Insurance Department of the State of Washington (the state of domicile of the Company's life insurance subsidiary) will adopt the Codification, and whether the Insurance Department of the State of Washington will make any changes to that guidance. The Company has not estimated the potential effect of the Codification guidance if adopted by the Insurance Department of the State of Washington. However, the actual effect of adoption could differ as changes are made to the Codification guidance prior to its recommended effective date of January 1, 2001.

  The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The estimated RBC measure of the insurance subsidiary at September 30, 1999 was above the minimum standards.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

19. Supplemental Disclosures for Statements of Cash Flows:

  The following table summarizes interest costs, net of amounts capitalized and income taxes paid (refunded) during the years ended September 30, 1999, 1998 and 1997:

                                            1999         1998        1997
                                         -----------  ----------- -----------
   Interest, net of amounts
    capitalized......................... $22,655,533  $22,704,300 $22,588,759
   Income taxes.........................    (222,159)   5,060,178   5,006,812

  Non-cash investing and financing activities of the Company during the years ended September 30, 1999, 1998 and 1997 are as follows:

                                             1999         1998         1997
                                          -----------  -----------  -----------
   Loans to facilitate the sale of real
    estate held.......................... $ 7,575,241  $10,864,127  $18,604,263
   Transfers between annuity products....  34,371,559   41,954,744   20,899,096
   Real estate held for sale and
    development acquired through
    foreclosure..........................  26,224,220   27,048,940   14,977,384
   Assumption of other debt payable in
    connection with the acquisition of
    real estate contracts and mortgage
    notes................................     530,233      690,093    1,638,727
   Change in net unrealized (losses)
    gains on investments, net............  (2,958,104)    (413,450)     723,854
   Transfer of investments from
    available-for-sale portfolio to
    trading securities portfolio.........                            17,958,970
   Transfer of investments from trading
    portfolio to available-for-sale
    portfolio............................  46,316,206

20. Business Segment Reporting:

  The Company principally operates in the three industry segments which encompass: (1) the investing in real estate contracts and mortgage notes receivables, other receivables and investment securities, (2) insurance and annuity operations, and (3) property development activities. The insurance segment also invests a substantial portion of the proceeds from insurance and annuity operations in real estate contracts and mortgage notes receivables, other receivables and investment securities.

  The accounting policies of the Company's business segments are the same as those described in Note 1. All transactions between segments are eliminated. The Company allocates certain overhead and operating expenses amongst its segments.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Information about the Company's separate business segments and in total as of and for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                    Property    Intersegment
                          Investing    Insurance   Development   Elimination       Total
                         ------------ ------------ -----------  -------------  --------------
September 30, 1999:
 Revenues............... $ 63,119,408 $ 96,573,678 $17,521,219  $ (11,993,369) $  165,220,936
 Income (loss) from
  operations............    4,956,942      661,264  (1,602,514)                     4,015,692
 Identifiable assets,
  net...................  389,165,927  947,774,901  62,746,457   (168,730,766)  1,230,956,519
 Depreciation and
  amortization..........    2,279,849      517,543   2,556,325                      5,353,717
 Capital expenditures...    2,112,303      102,116                                  2,214,419
September 30, 1998:
 Revenues............... $ 55,047,900 $ 95,094,548 $17,051,189  $ (11,238,328) $  155,955,309
 Income (loss) from
  operations............   11,890,255    6,062,643  (2,025,031)                    15,927,867
 Identifiable assets,
  net...................  408,340,047  944,943,849  66,876,206   (193,495,321)  1,226,664,781
 Depreciation and
  amortization..........    2,022,965      303,028   2,170,670                      4,496,663
 Capital expenditures...   17,957,462       76,377       6,125                     18,039,964
September 30, 1997:
 Revenues............... $ 46,236,369 $ 96,621,416 $19,305,764  $  (7,028,883) $  155,134,666
 Income (loss) from
  operations............   14,548,441    6,850,975  (6,536,228)                    14,863,188
 Identifiable assets,
  net...................  250,167,675  958,432,546  66,566,307   (162,777,068)  1,112,389,460
 Depreciation and
  amortization..........    1,528,939      223,848   4,985,608                      6,738,395
 Capital expenditures...    1,977,251       11,995                                  1,989,246

21. Related-Party Transactions:

  During the years ended September 30, 1999, 1998 and 1997, the Company had the following related-party transactions with Summit Securities, Inc. ("Summit") and other affiliates due to common control of C. Paul Sandifur, Jr.

                                               1999        1998        1997
                                            ----------- ----------- -----------
   Real estate contracts and mortgage
    notes receivable and other receivable
    investments sold to Summit, OSL and
    Old West Annuity & Life Insurance
    Company ("OWAL")......................  $47,063,832 $36,268,548 $63,980,678
   Contract acquisition costs charged to
    Summit, OSL and OWAL on sale of real
    estate contracts and mortgage notes
    receivable and other receivable
    investments, including management
    underwriting fees.....................      395,856     899,999   3,384,572
   Real estate contracts and mortgage
    notes receivable and other receivable
    investments purchased from Summit or
    its affiliates........................   56,587,031   9,350,960   3,815,973
   Direct reinsurance premiums ceded to
    OSL...................................   44,746,374  25,448,535  28,006,722
   Ceding commissions charged to OSL......    2,300,000   1,600,000
   Service fees paid to Summit Property
    Development...........................    1,911,112   1,844,026   1,845,207
   Commissions and service fees paid to
    Metropolitan Investment Securities,
    Inc...................................    1,786,408   2,448,075   1,307,110
   Dividends paid to Summit on stock
    investments...........................      207,589     214,354     240,267
   Servicing and collection fees charged
    by Metwest to Summit and its
    affiliates............................      490,726     500,832     341,000
   Administrative services charged by
    Metropolitan to Summit and its
    affiliates............................    1,153,000     891,000     706,000
   Net change in notes payable to Summit
    and OSL...............................    9,947,289   2,560,000
   Interest paid on note payable to Summit
    and OSL...............................      734,126      80,028

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  At September 30, 1999 and 1998, the Company had receivables due from affiliates of $289,810 and payables due to affiliates of $10,829,461, respectively, related primarily to advance payments on receivable acquisitions and reinsurance transactions.

  The Company provides management, receivable acquisition and receivable collections services to Summit, OSL and OWAL for a fee pursuant to the terms of the Management, Receivable Acquisition and Servicing Agreement. The receivable acquisition fees are based upon yield requirements established by management of Summit, OSL and OWAL. The Company charges, as its receivable acquisition service fee, the difference between the yield requirement and the yield which Summit, OSL and OWAL actually negotiated when the receivable is acquired. During the years ended September 30, 1999, 1998 and 1997, the Company received service fees for receivable acquisition from Summit, OSL and OWAL of approximately $396,000, $900,000 and $3,385,000, respectively. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice.

  During the year ended September 30, 1999, the Company acquired pools of real estate contracts and mortgage notes receivable from Summit or its affiliates which were subsequently securitized. To the extent these sales were consummated just prior to the securitization transaction, Summit or its affiliates were allocated a gain as if they had participated in the securitization transaction. This allocation represented the fair value of the pool of real estate contract and mortgage notes receivable sold. If the sales were made in advance of the securitization transaction, then such sales were made at estimated fair value on the date of the sale.

  The Company provides accounting, data processing, contract servicing and other administrative services to Summit, OSL and OWAL. Charges for these services were approximately $1,153,000, $891,000 and $706,000 in the years ended September 30, 1999, 1998 and 1997, respectively, and were assessed based on the number of real estate contracts and mortgage notes receivable serviced by the Company on their behalf. Other indirect services provided to these companies, such as management and regulatory compliance, were not directly charged.

  Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of its affiliates and its subsidiaries.

  Summit Property Development, Inc., a wholly owned subsidiary of Summit, provides real estate development services to the Company for a fee. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. The fees charged to the Company for these services were approximately $1,911,000, $1,844,000 and $1,845,000 during the years ended September 30, 1999, 1998 and 1997, respectively.

  MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Metropolitan and of Summit. MIS charges commissions ranging from .25% to 6% of the face value of the security sold. The commission rate depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment. Commissions and service fees charged to the Company during the years ended September 30, 1999, 1998 and 1997 were approximately $1,786,000, $2,448,000 and $1,307,000, respectively.

  Metwest provides receivable collection services for a fee to Summit, OSL and OWAL. During the years ended September 30, 1999, 1998 and 1997, such fees were approximately $491,000, $501,000 and $341,000, respectively.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Western has entered into a reinsurance agreement with OSL which became effective July 1, 1998 and remained in effect at September 30, 1999. Under this agreement, Western reinsured with Old Standard 75% of the risk on certain annuity products. Western received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $2.3 million and $1.6 million during the years ended September 30, 1999 and 1998, respectively.

  The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. Western receives a fee from OSL for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

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

    Non-Publicly Traded Investment Securities--Fair value is determined based upon quoted market prices for securities with similar characteristics and risks or is estimated based upon expected discounted future cash flows.

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

    Life Insurance and Annuity Reserves--The fair value of annuity reserves approximates the carrying value because the majority of the life insurance and annuity policies provide for variable rates of interest.

    Debenture Bonds and Debt Payable--The fair value of debenture bonds and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

    Advances Under Line of Credit--The fair value approximates the carrying value because the advances have variable rates of interest.

    Other Financial Assets and Liabilities--The carrying amount of financial instruments in these classifications, including insurance policy loans approximates fair value. Policy loans are charged interest on a variable rate subject to current market conditions, thus carrying amounts approximate fair value.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  The estimated fair values of the following financial instruments as of September 30, 1999 and 1998 are as follows:

                                                                1999
                                                      -------------------------
                                                        Carrying
                                                        Amounts     Fair Value
                                                      ------------ ------------
Financial assets:
  Cash and cash equivalents.......................... $ 20,406,837 $ 20,406,837
  Investments:
    Trading securities...............................   45,013,522   45,013,522
    Available-for-sale securities....................  156,263,086  156,263,086
    Held-to-maturity securities......................   66,441,407   65,259,835
  Real estate contracts and mortgage notes receivable
   (including futures contracts used for hedging
   purposes).........................................  529,501,874  537,910,651
  Other receivable investments.......................  174,707,840  179,870,173
  Mortgage servicing rights..........................   10,898,621   10,898,621
Financial liabilities:
  Life insurance and annuity reserves................  795,744,055  795,744,055
  Debenture bonds--principal and compound interest...  196,125,748  202,421,385
  Debt payable--principal............................   74,317,319   74,721,376
  Advances under line of credit......................   62,908,030   62,908,030

                                                                1998
                                                      -------------------------
                                                        Carrying
                                                        Amounts     Fair Value
                                                      ------------ ------------
Financial assets:
  Cash and cash equivalents.......................... $ 31,733,362 $ 31,733,362
  Investments:
    Trading securities...............................   55,865,875   55,865,875
    Available-for-sale securities....................   25,988,789   25,988,789
    Held-to-maturity securities......................   83,036,525   86,396,021
  Real estate contracts and mortgage notes receivable
   (including futures contracts used for hedging
   purposes).........................................  603,821,211  649,257,843
  Other receivable investments.......................  200,773,533  213,276,722
  Mortgage servicing rights..........................    6,292,375    6,292,375
Financial liabilities:
  Life insurance and annuity reserves................  800,848,929  800,848,929
  Debenture bonds--principal and compound interest...  195,469,708  200,884,219
  Debt payable--principal............................    7,359,339    7,362,269
  Advances under line of credit......................  118,342,972  118,342,972

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

23. Employee Benefit Plans:

  The Company sponsors a Retirement Savings Plan (the "Plan"), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 21 upon completion of six months of service in which he or she has completed 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages.

  The Company matches contributions equal to 50% of pre-tax contributions up to a maximum of 6% of compensation. This match is made only if the Company had a net profit during the preceding fiscal year. The Company's contributions to the Plan were approximately $354,000, $224,000 and $110,000 during the years ended September 30, 1999, 1998 and 1997, respectively.

24. Subsequent Events:

  On October 28, 1999, the Company participated in a securitization transaction. The Company contributed real estate contracts and mortgage notes receivable with a face value of approximately $51,498,000 to the pool and realized a pre-tax gain of approximately $1,387,000.

  On November 30, 1999, the Company participated in a securitization transaction. The Company contributed real estate contracts and mortgage notes receivable with a face value of approximately $153,268,000 to the pool and realized a pre-tax gain of approximately $3,967,000.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

25. Parent Company Only Financial Statements:

  The condensed balance sheets of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan" or the "parent company") at September 30, 1999 and 1998 are as follows:

                                                       1999          1998
                                                   ------------  ------------
                      ASSETS
Cash and cash equivalents......................... $  8,927,795  $  3,331,341
Investments.......................................   40,949,401    32,022,744
Real estate contracts and mortgage notes
 receivable and other receivable investments,
 net..............................................  138,517,808   202,008,048
Real estate held for sale and development, net....   47,446,952    53,726,746
Allowance for losses on real estate assets........   (5,238,662)   (8,889,707)
Equity in subsidiary companies....................  122,257,341    99,601,333
Land, buildings and equipment, net................   23,652,322    26,660,321
Prepaid expenses and other assets, net............   25,459,326    20,586,556
Accounts and notes receivable, net................    1,264,047       524,796
Receivables from affiliates.......................    8,018,740    18,483,277
                                                   ------------  ------------
  Total assets.................................... $411,255,070  $448,055,455
                                                   ============  ============
                   LIABILITIES
Debenture bonds and accrued interest.............. $198,888,779  $198,205,294
Advances under line of credit.....................   62,908,030   118,342,972
Debt payable......................................   53,023,521    29,465,246
Accounts payable and accrued expenses.............    5,026,509    16,726,165
Deferred underwriting fee income..................   19,703,768    26,559,009
                                                   ------------  ------------
  Total liabilities...............................  339,550,607   389,298,686
                                                   ============  ============
               STOCKHOLDERS' EQUITY
Preferred stock, $10 par (liquidation preference,
 $53,094,517 and $49,200,583, respectively).......   19,099,294    19,454,071
Common stock, Class A, $2,250 par.................      291,167       293,417
Additional paid-in capital........................   22,522,036    18,580,051
Accumulated other comprehensive loss..............   (3,638,723)     (680,619)
Retained earnings.................................   33,430,689    21,109,849
                                                   ------------  ------------
Total stockholders' equity........................   71,704,463    58,756,769
                                                   ------------  ------------
Total liabilities and stockholders' equity........ $411,255,070  $448,055,455
                                                   ============  ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Metropolitan's condensed statements of income for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                            1999        1998         1997
                                         ----------- -----------  -----------
Revenues:
  Interest and earned discounts......... $21,268,991 $17,587,674  $12,895,522
  Fees, commissions, service and other
   income...............................  18,052,107  18,638,026   25,607,641
  Real estate sales.....................  18,210,587  17,822,870   18,127,105
  Net gains on investments and
   receivables..........................  15,200,505  14,194,350    8,211,741
                                         ----------- -----------  -----------
    Total revenues......................  72,732,190  68,242,920   64,842,009
                                         ----------- -----------  -----------
Expenses:
  Interest, net.........................  24,216,315  20,818,307   17,995,578
  Cost of real estate sold..............  17,498,561  17,298,334   19,118,802
  Provision for losses on real estate
   assets...............................   5,101,553   4,041,334    7,255,824
  Salaries and employee benefits........  17,396,221  14,413,335   12,396,324
  Other operating expenses..............   6,074,452   4,249,390    3,810,812
                                         ----------- -----------  -----------
    Total expenses......................  70,287,102  60,820,700   60,577,340
                                         ----------- -----------  -----------
Income from operations before income
 taxes and equity in net income of
 subsidiaries...........................   2,445,088   7,422,220    4,264,669
Income tax benefit (provision)..........   1,928,823  (2,578,267)  (1,455,746)
                                         ----------- -----------  -----------
Income before equity in net income of
 subsidiaries...........................   4,373,911   4,843,953    2,808,923
Equity in net income of subsidiaries....  11,901,228   5,482,750    6,859,388
                                         ----------- -----------  -----------
Net income.............................. $16,275,139 $10,326,703  $ 9,668,311
                                         =========== ===========  ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Metropolitan's condensed statements of cash flows for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                       1999           1998           1997
                                   -------------  -------------  -------------
   Cash flows from operating
    activities:
     Net income..................  $  16,275,139  $  10,326,703  $   9,668,311
     Adjustments to reconcile net
      income to net cash from
      operating activities.......    (60,382,813)   (17,815,622)   (40,384,815)
                                   -------------  -------------  -------------
       Net cash from operating
        activities...............    (44,107,674)    (7,488,919)   (30,716,504)
                                   -------------  -------------  -------------
   Cash flows from investing
    activities:
     Proceeds from sale of
      capital assets.............      3,480,000
     Principal payments on real
      estate contracts and
      mortgage notes receivable
      and other receivable
      investments................     32,086,911     26,532,257     18,604,302
     Proceeds from sales of real
      estate contracts and
      mortgage notes receivable
      and other receivable
      investments................    559,410,863    208,388,900    153,354,821
     Acquisition of real estate
      contracts and mortgage
      notes and other receivable
      investments................   (511,368,761)  (362,448,218)  (139,609,748)
     Proceeds from real estate
      sales......................     10,635,346      6,958,743      4,250,277
     Proceeds from sales of
      investments................      4,442,432      1,094,788
     Proceeds from maturities of
      investments................      7,477,003        922,309      6,922,604
     Purchase of investments.....    (11,269,236)      (888,713)    (4,097,601)
     Additions to real estate
      held for sale and
      development................     (9,180,011)   (11,814,327)   (21,681,182)
     Capital expenditures........     (1,944,699)   (17,879,532)    (1,930,595)
     Net change in investment in
      and advances to
      subsidiaries...............     (2,639,065)    20,195,480     11,164,783
                                   -------------  -------------  -------------
       Net cash from investing
        activities...............     81,130,783   (128,938,313)    26,977,661
                                   -------------  -------------  -------------
   Cash flows from financing
    activities:
     Net borrowings from
      (repayments to) banks and
      others.....................    (32,022,736)   122,527,855     11,815,877
     Issuance of debenture
      bonds......................     46,399,862     65,048,869     38,510,520
     Issuance of preferred
      stock......................      4,681,277      2,027,737      2,222,893
     Repayment of debenture
      bonds......................    (45,434,440)   (48,944,640)   (42,376,231)
     Cash dividends..............     (3,954,299)    (3,888,536)    (4,112,988)
     Redemption and retirement of
      stock......................     (1,096,319)    (3,543,987)      (982,389)
     Receipt of contingent sale
      price for subsidiary sold
      to related party...........                       135,568        249,721
                                   -------------  -------------  -------------
       Net cash from financing
        activities...............    (31,426,655)   133,362,866      5,327,403
                                   -------------  -------------  -------------
   Net change in cash and cash
    equivalents..................      5,596,454     (3,064,366)     1,588,560
   Cash and cash equivalents at
    beginning of year............      3,331,341      6,395,707      4,807,147
                                   -------------  -------------  -------------
   Cash and cash equivalents at
    end of year..................  $   8,927,795  $   3,331,341  $   6,395,707
                                   =============  =============  =============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Non-cash investing and financing activities not included in Metropolitan's condensed statements of cash flows for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                             1999         1998         1997
                                          -----------  -----------  -----------
   Loans to facilitate the sale of real
    estate............................... $ 7,575,241  $10,864,127  $13,976,828
   Real estate acquired through
    foreclosure..........................   4,766,951    7,331,974    2,152,887
   Transfer of investments from trading
    portfolio to available-for-sale
    portfolio............................  34,403,299
   Transfer of investments from
    available-for-sale portfolio to
    trading securities portfolio.........                               576,377
   Debt assumed with acquisition of real
    estate contracts and mortgage notes
    and debt assumed upon foreclosure of
    real estate contracts................     141,384       82,911      165,744
   Change in net unrealized gains
    (losses) on investments..............  (2,958,104)    (413,450)     723,854

  Accounting policies followed in the preparation of the preceding condensed financial statements of Metropolitan (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

  Metropolitan has a nonrecourse committed facility with Banc of America Securities LLC in the authorized amount of $200,000,000, with interest at the London Interbank Offered Rate plus 1%, maturing on March 24, 2000. The amount advanced at September 30, 1999 of $62,908,030, including accrued interest at 6.383% per annum, is collateralized by real estate contracts and mortgage notes receivable held for sale with a carrying value of approximately $65,505,000.

  At September 30, 1999 and 1998, Metropolitan's debt payable consists of the following:

                                                          1999        1998
                                                       ----------- -----------
   Revolving line of credit, interest at 8.75% per
    annum, due December 31, 1999; collateralized by
    certain of the Company's real estate contracts and
    mortgage notes.................................... $14,000,000 $14,000,000
   Notes payable to Summit Securities, Inc., interest
    at 11.0% per annum; due on June 30, 2000;
    collateralized by $12,500,000 in structured
    settlement agreements.............................  10,000,000   2,560,000
   Reverse repurchase agreement with Seattle
    Northwest, interest at 5.35% per annum, due
    October 13, 1999; collateralized by $5,000,000 in
    U.S. Treasury bonds...............................   4,962,500   2,892,750
   Real estate contracts and mortgage notes payable,
    interest rates ranging from 3.0% to 10.9%, due in
    installments through 2016; collateralized by
    senior liens on certain of the Company's real
    estate contracts, mortgage notes and real estate
    held for sale.....................................  23,975,501   9,931,661
   Accrued interest payable...........................      85,520      80,835
                                                       ----------- -----------
                                                       $53,023,521 $29,465,246
                                                       =========== ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Aggregate amounts of principal payments due on the parent company's debt payable are expected to be as follows:

    Fiscal Year
      Ending
   September 30,
   -------------
    2000........................................................... $29,645,000
    2001...........................................................     621,000
    2002...........................................................     643,000
    2003...........................................................     668,000
    2004...........................................................   2,981,000
    Thereafter.....................................................  18,465,521
                                                                    -----------
                                                                    $53,023,521
                                                                    ===========

  At September 30, 1999 and 1998, Metropolitan's debenture bonds payable consisted of the following:

   Annual Interest Rates                                  1999         1998
   ---------------------                              ------------ ------------
   5% to 6%.......................................... $    716,000 $      1,000
   6% to 7%..........................................    8,814,000    7,854,000
   7% to 8%..........................................   40,541,000   46,504,000
   8% to 9%..........................................  124,327,000  117,332,000
   9% to 10%.........................................    1,765,000    1,867,000
   10% to 11%........................................       76,000    1,715,000
                                                      ------------ ------------
                                                       176,239,000  175,273,000
   Compound and accrued interest.....................   22,649,779   22,932,294
                                                      ------------ ------------
                                                      $198,888,779 $198,205,294
                                                      ============ ============

  Maturities of the parent company's debenture bonds are as follows:

 Fiscal Year Ending
    September 30,
 ------------------
     2000......................................................... $ 50,709,000
     2001.........................................................    9,378,000
     2002.........................................................   33,473,000
     2003.........................................................   39,668,000
     2004.........................................................   39,199,000
     Thereafter...................................................   26,461,779
                                                                   ------------
                                                                   $198,888,779
                                                                   ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  Metropolitan had the following related-party transactions with its various subsidiaries and affiliated entities:

                                               1999        1998        1997
                                            ----------- ----------- -----------
   Dividends received:
    Metropolitan Mortgage & Securities Co.
     of Alaska............................              $   892,000 $ 2,134,000
    Western United Life Assurance
     Company..............................  $ 1,027,760
    Metwest Mortgage Services, Inc........      180,000
    Consumers Group Holding Co., Inc......                  526,000     962,580
    Broadmore Park Factory Outlet, Inc....                              200,000
                                            ----------- ----------- -----------
                                            $ 1,207,760 $ 1,418,000 $ 3,296,580
                                            =========== =========== ===========
   Fees, commissions, service and other
    income................................  $16,192,551 $17,453,679 $25,628,142
   Interest income........................    4,030,257   3,013,354     894,995

  Metropolitan charged various subsidiaries and affiliated entities for underwriting fees of $10,373,000 in 1998 and $20,068,000 in 1997 related to contracts sold to these entities. Amounts charged to subsidiaries are deferred and recognized as income over the estimated life of the contracts. Amounts amortized into service fee income were $6,493,329 in 1999, $10,121,720 in 1998 and $17,432,885 in 1997.

  The underwriting fees are based upon a yield requirement established by the purchasing entity. In the case of Western, one of Metropolitan's subsidiaries, beginning in 1994 and ending March 31, 1998, the yield requirement established by Western had been guaranteed by Metropolitan and an intercompany reserve was established to support the guarantee. Metropolitan remains liable to Western for any losses in excess of the reserve. In connection with its guarantee, Metropolitan has holdbacks of $3.7 million and $9.4 million at September 30, 1999 and 1998, respectively. The guarantee by Metropolitan has been eliminated with respect to all receivables sold to Western after March 31, 1998.

                                                                      SCHEDULE I

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               September 30, 1999

            Column A                 Column B       Column C       Column D
            --------              --------------  ------------- --------------
                                                                  Amount At
                                                                 Which Shown
                                    Amortized                     on Balance
      Types of Investments             Cost       Market Value      Sheet
      --------------------        --------------  ------------- --------------
FIXED MATURITIES
Investments:
  U.S. Government and Government
   Agencies and Authorities...... $   54,537,128  $  53,172,571 $   54,487,055
  Corporate Bonds................     10,085,469      9,942,189      9,950,718
  Utility Bonds..................        999,443        970,700        999,443
  Mortgage and Asset Backed
   Bonds.........................    204,015,022    199,162,268    198,992,070
                                  --------------  ------------- --------------
TOTAL FIXED MATURITIES........... $  269,637,062  $ 263,247,728 $  264,429,286
                                  ==============  ============= ==============
Equity Securities................ $    3,138,283  $   3,288,715 $    3,288,729
                                  ==============  ============= ==============
Real Estate Contracts and
 Mortgage Notes Receivables...... $  539,525,957                $  539,525,957
Real Estate Held for Sale and
 Development (Including
 $40,802,345 Acquired in
 Satisfaction of Debt)...........     85,747,433                    85,747,433
Total Real Estate Assets.........    625,273,390                   625,273,390
Less Allowances for Losses on
 Real Estate Assets..............     (9,318,072)                   (9,318,072)
                                  --------------                --------------
NET REAL ESTATE ASSETS........... $  615,955,318                $  615,955,318
                                  ==============                ==============
OTHER RECEIVABLE INVESTMENTS..... $  174,707,840                $  174,707,840
                                  ==============                ==============
OTHER ASSETS--POLICY LOANS....... $   19,117,927                $   19,117,927
                                  ==============                ==============
TOTAL INVESTMENTS................ $1,082,566,430                $1,077,499,100
                                  ==============                ==============

                                                                     SCHEDULE II

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 Years Ended September 30, 1999, 1998, and 1997

                                              Additions   Deductions
                                             (Reductions)    and
                                  Balance at  Charged to   Accounts  Balance at
                                  Beginning   Costs and    Written     End of
          Description              of Year     Expenses      Off        Year
          -----------             ---------- ------------ ---------- ----------
Allowance for probable losses on
 real estate contracts and
 mortgage notes deducted from
 real estate assets in balance
 sheet
  1999..........................  $8,678,589  $5,429,416  $7,252,399 $6,855,606
  1998..........................   9,491,116   3,239,676   4,052,203  8,678,589
  1997..........................   7,945,561   4,051,975   2,506,420  9,491,116
Allowance for probable losses on
 real estate held for sale from
 real estate assets in balance
 sheet
  1999..........................  $2,322,029  $5,246,144  $5,105,707 $2,462,466
  1998..........................   2,835,982   2,959,621   3,473,574  2,322,029
  1997..........................   2,247,023   4,079,126   3,490,167  2,835,982
Allowance for losses on accounts
 and notes receivable deducted
 from other assets in balance
 sheet
  1999..........................  $  118,128  $   21,000  $   37,071 $  102,057
  1998..........................      66,974      72,000      20,846    118,128
  1997..........................     180,954      42,995     156,975     66,974

                                                                    SCHEDULE III
                                                                     Page 1 of 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                 Future
                                                 Policy
                                               Benefits,
                                   Deferred     Losses,             Other Policy
                                    Policy       Claims              Claims and
                                  Acquisition   and Loss   Unearned   Benefits
                                     Cost       Expenses   Premiums   Payable
                                  ----------- ------------ -------- ------------
September 30, 1999
  Life Insurance and Annuities... $61,763,753 $795,744,055   $--        $--
September 30, 1998
  Life Insurance and Annuities... $67,167,185 $800,848,929   $--        $--
September 30, 1997
  Life Insurance and Annuities... $69,730,002 $825,368,988   $--        $--

                                                                    SCHEDULE III
                                                                     Page 2 of 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                  Benefit   Amortification
                                                  Claims,    of Deferred
                                        Net     Losses and      Policy       Other
                          Premium   Investment  Settlement   Acquisition   Operating
                          Revenue     Income     Expenses       Costs       Expenses
                         ---------- ----------- ----------- -------------- ----------
September 30, 1999
  Life Insurance and
   Annuities............ $2,700,000 $61,555,496 $45,558,102  $11,000,000   $2,242,808
September 30, 1998
  Life Insurance and
   Annuities............ $2,800,000 $62,452,734 $48,098,422  $10,000,000   $3,393,667
September 30, 1997
  Life Insurance and
   Annuities............ $3,000,000 $65,759,676 $50,454,970  $ 9,432,884   $3,635,756

                                                                    SCHEDULE IV
                                                                    Page 1 of 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                             LOANS ON REAL ESTATE
                              September 30, 1999

  At September 30, 1999, the Consolidated Group held first priority liens associated with contracts and mortgage note receivables with a face value of approximately $531 million (98%) and second or lower priority liens of approximately $12 million (2%). Approximately 29% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 22% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 11% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 8% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 13% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables ranges principally from $15,000 to $300,000 with 114 real estate Receivables, aggregating approximately $62 million, in excess of this range. No individual contract or note is in excess of 0.4% of the total carrying value of real estate Receivables and less than 9% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 94% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 1999 is approximately 9.4%. Maturity dates range from 1999 to 2029.

                                                                              Non-
                                      Interest     Carrying    Delinquent   Accrual    Number of
                          Number of     Rates     Amount of     Principal  Principal  Non Accrual
      Description        Receivables Principally Receivables     Amount      Amount   Receivables
      -----------        ----------- ----------- ------------  ----------- ---------- -----------
RESIDENTIAL
First Mortgage greater
 than $100,000..........      665       8-12%    $111,543,183  $ 7,326,286 $2,131,568      14
First Mortgage greater
 than $50,000...........    1,637       8-12      111,724,327    6,393,943     94,419       1
First Mortgage less than
 $50,000................    7,771       8-14      149,421,102    7,352,985        --      --
Second or Lower greater
 than $100,000..........        2        8-9          241,165          --         --      --
Second or Lower greater
  than $50,000..........       21       8-10        1,377,633          --         --      --
Second or Lower less than
 $50,000................      250       8-11        4,254,171      131,973        --      --
COMMERCIAL
First Mortgage greater
 than $100,000..........      267       8-12       63,882,965    3,400,851    251,140       2
First Mortgage greater
 than $50,000...........      255       8-11       18,658,472      616,173        --      --
First Mortgage less than
 $50,000................      361       8-11        9,807,575      282,658        --      --
Second or Lower greater
 than $100,000..........       11       8-11        3,768,425          --         --      --
Second or Lower greater
 than $50,000...........       17       8-10        1,194,734          --         --      --
Second or Lower less than
 $50,000................       35       8-11          915,669          --         --      --
FARM, LAND AND OTHER
First Mortgage greater
 than $100,000..........      114       8-12       23,419,057    3,158,580    582,478       1
First Mortgage greater
 than $50,000...........      159       8-13       11,206,573      565,419        --      --
First Mortgage less than
 $50,000................    1,771       8-12       31,189,625      771,032        --      --
Second or Lower greater
 than $100,000..........      --         --               --           --         --      --
Second or Lower greater
 than $50,000...........        1          8           75,215          --         --      --
Second or Lower less than
 $50,000................       16       8-10          238,760          --         --      --
Unrealized discounts,
 net of unarnortized
 acquisition costs, on
 Receivables purchased
 at a discount..........                          (13,416,777)
Accrued Interest
 Receivable.............                           10,024,083
                                                 ------------  ----------- ----------
CARRYING VALUE..........                         $539,525,957  $30,000,000 $3,059,605
                                                 ============  =========== ==========


  The principal amounts of Receivables subject to delinquent principal or interest are defined as being in arrears for more than three months.

                                                                     SCHEDULE IV
                                                                     Page 2 of 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                              LOANS ON REAL ESTATE
                               September 30, 1999

  The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                         Residential  Commercial    Farm, Land,      Total
                          Principal    Principal  Other Principal  Principal
                         ------------ ----------- --------------- ------------
October 1999--September
 2002................... $ 39,372,682 $13,786,448   $14,395,020   $ 67,554,150
October 2002--September
 2004...................   29,844,651  13,306,380     8,592,041     51,743,072
October 2004--September
 2006...................   28,847,580  14,151,225     8,239,914     51,238,720
October 2006--September
 2009...................   42,674,415  19,708,583     9,765,512     72,148,509
October 2009--September
 2014...................   68,138,399  12,229,150    10,273,626     90,641,175
October 2014--September
 2019...................   32,018,242   7,748,329     7,906,404     47,672,975
October 2019--
 Thereafter.............  137,665,612  17,297,725     6,956,713    161,920,050
                         ------------ -----------   -----------   ------------
                         $378,561,581 $98,227,840   $66,129,230   $542,918,651
                         ============ ===========   ===========   ============

                                                                     SCHEDULE IV
                                                                     Page 3 of 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                              LOANS ON REAL ESTATE
                               September 30, 1999

                                        For the Years Ended September 30, 1998
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------ ------------ ------------
Balance at beginning of period......... $614,178,323 $512,864,101 $650,933,330
                                        ------------ ------------ ------------
Additions during period
New Receivables--cash..................  617,643,225  413,325,154  317,169,828
Loans to facilitate the sale of real
 estate
 held--non cash........................    7,575,241   10,864,127   18,604,263
Assumption of other debt payable in
 conjunction with acquisition of new
 Receivables--non cash.................      530,233      690,093    1,638,727
Increase in accrued interest...........    2,529,472    3,605,376    2,231,416
                                        ------------ ------------ ------------
  Total additions......................  628,278,171  428,484,750  339,644,234
                                        ------------ ------------ ------------
Deductions during period
Collections of principal--cash.........   99,909,044  113,702,441  100,359,493
Cost of Receivables sold...............  570,952,350  183,952,437  361,009,441
Foreclosures--non cash.................   32,069,143   29,515,650   16,344,529
                                        ------------ ------------ ------------
Total deductions.......................  702,930,537  327,170,528  477,713,463
                                        ------------ ------------ ------------
Balance at end of period............... $539,525,957 $614,178,323 $512,864,101
                                        ============ ============ ============

                                                                      SCHEDULE V

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                     SUPPLEMENTARY REINSURANCE INFORMATION

                                                   Assumed               Percentage
                                       Ceded to     From                 of Amount
                            Gross        Other      Other                Assumed to
  Year Ended                Amount     Companies  Companies  Net Amount     Net
  ----------             ------------ ----------- --------- ------------ ----------
September 30, 1999
  Life Insurance in
   Force................ $282,481,000 $41,372,000   $--     $241,109,000    --
  Premiums
    Life Insurance...... $  3,026,130 $   326,130   $--     $  2,700,000    --
September 30, 1998
  Life Insurance in
   Force................ $308,191,000 $47,653,000   $--     $260,538,000    --
  Premiums
    Life Insurance...... $  3,123,104 $   323,104   $--     $  2,800,000    --
September 30, 1997
  Life Insurance in
   Force................ $330,205,000 $52,328,000   $--     $277,877,000    --
  Premiums
    Life Insurance...... $  3,352,311 $   352,311   $--     $  3,000,000    --