Form 10-Q
period 1999-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2000-02-14
CIK 65384

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended December 31, 1999

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________ to ____________

                      Commission file number ____________

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

                 WASHINGTON                            91-0609840
                 ----------                            ----------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

              601 W. 1ST AVENUE, SPOKANE, WASHINGTON   99201-5015
              --------------------------------------   ----------
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

Yes /X /   No / /   N/A.

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common "A": 129 shares at January 31, 2000.
  Common "B":   0 shares at January 31, 2000.

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

     Condensed Consolidated Balance Sheets
     As of December 31, 1999 and September 30, 1999 (unaudited)

     Condensed Consolidated Statements of Operations
     Three Months Ended December 31, 1999 and 1998 (unaudited)

     Consolidated Statements of Comprehensive Income (Loss)
     Three Months Ended December 31, 1999 and 1998 (unaudited)

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended December 31, 1999 and 1998 (unaudited)

     Notes to Condensed Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                       December 31,             September 30,
                                                                           1999                      1999
                                                                      -------------            ---------------
ASSETS
 Cash and Cash Equivalents                                            $   29,003,825            $   20,406,837
 Investments
   Trading Securities, at market                                          47,457,470                45,013,522
   Available-for-Sale Securities, at Market                              173,129,183               156,263,086
   Held-to-Maturity Securities, at amortized cost (market
    value $63,259,838 and $65,227,686)                                    65,197,960                66,441,407
 Accrued Interest on Investments                                           2,724,744                 1,855,352
                                                                      --------------            --------------
     TOTAL CASH AND INVESTMENTS                                          317,513,182               289,980,204
                                                                      --------------            --------------

 Real Estate Contracts and Mortgage Notes and Other
  Receivables, net, including real estate contracts and
  mortgage notes receivable held for sale of approximately
  $39,875,000 and $201,815,000                                           638,963,147               714,233,797
 Real Estate for Held Sale and Development,Including
  Foreclosed Real Estate                                                  85,629,609                85,747,433
                                                                      --------------            --------------
 Total Receivables and Real Estate Assets                                724,592,756               799,981,230
 Less Allowance for Losses                                                (9,451,305)               (9,318,072)
                                                                      --------------            --------------
 NET RECEIVABLES AND REAL ESTATE ASSETS                                  715,141,451               790,663,158
                                                                      --------------            --------------
 Deferred Acquisition Costs, Net                                          65,688,525                66,339,586
 Land, Building and Equipment, net of accumulated
  depreciation                                                            27,682,096                26,342,123
 Mortgage Servicing Rights, Net                                           13,388,573                10,898,621
 Other Assets, net of allowance, including receivable from
  affiliates                                                              34,730,298                46,732,827
                                                                      --------------            --------------
     TOTAL ASSETS                                                     $1,174,144,124            $1,230,956,519
                                                                      ==============            ==============
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                  (unaudited)

                                                                        December 31,             September 30,
                                                                           1999                      1999
                                                                        (unaudited)                (audited)
                                                                      --------------           ---------------
LIABILITIES
 Life Insurance and Annuity Reserves                                  $  804,560,895            $  795,744,055
 Debenture Bonds and Accrued Interest                                    184,292,709               198,888,779
 Advances under line of credit                                            38,570,748                62,908,030
 Other Debt Payable                                                       53,395,480                74,436,600
 Accounts Payable and Accrued Expenses                                    10,307,139                11,274,411
 Deferred Income Taxes                                                    12,055,673                13,943,294
 Minority Interest in Consolidated Subsidiaries                            2,075,187                 2,056,887
                                                                      ______________             _____________
   TOTAL LIABILITIES                                                   1,105,257,831             1,159,252,056
                                                                      ______________             _____________
STOCKHOLDERS' EQUITY
 Preferred Stock, Series A, B, C, D, E Cumulative with
  Variable Rate, $10 Par Value, Authorized 8,325,000,
  issued 1,935,141 Shares and 1,945,407 Shares (Liquidation
  Preference $55,156,883 and $53,094,517, respectively)                   19,109,776                19,099,294
 Class A Common Stock-Voting, $2,250 Par value, authorized
  222 shares, issued 129 and 129 shares                                      291,167                   291,167
 Additional Paid-In Capital                                               24,477,546                22,522,036
 Retained Earnings                                                        30,482,527                33,430,689
 Accumulated other comprehensive loss                                     (5,474,724)               (3,638,723)
                                                                      ______________             _____________
   TOTAL STOCKHOLDERS' EQUITY                                             68,886,293                71,704,463
                                                                      ______________             _____________
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                           $1,174,144,124            $1,230,956,519
                                                                      ==============            ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                        December 31,
                                                                               1999                    1998
                                                                            (unaudited)             (unaudited)
                                                                           ------------            ------------
REVENUES
 Insurance Premiums Earned                                                  $   700,000             $   675,000
 Interest and Earned Discounts                                               22,547,529              22,546,428
 Real Estate Sales                                                            8,542,974               7,782,847
 Fees, Commissions, Service and Other Income                                  2,768,198               1,748,935
 Investment Gains (Losses), Net                                                (917,391)               (302,957)
 Realized Gains on Sales of Receivables                                       5,295,408              11,645,525
                                                                           ------------            ------------
   TOTAL REVENUES                                                            38,936,718              44,095,778
                                                                           ------------            ------------
EXPENSES
 Insurance Policy and Annuity Benefits                                       12,239,700              10,951,812
 Interest Expense                                                             5,827,814               5,751,035
 Cost of Real Estate Sold                                                     7,565,462               7,520,227
 Provision for Losses on Real Estate Assets                                   3,005,272               2,157,402
 Salaries and Employee Benefits                                               7,224,410               5,270,422
 Commissions to Agents                                                        2,677,382               1,202,119
 Other Operating and Underwriting Expenses                                    2,519,257               2,646,962
 Amortization of Deferred Acquisition Costs, net of costs
  capitalized                                                                   630,136               1,745,899
                                                                           ------------            ------------
   TOTAL EXPENSES                                                            41,689,433              37,245,878
                                                                           ------------            ------------
Income (Loss) Before Income Taxes and Minority Interest                      (2,752,715)              6,849,900
(Provision) Benefit for Income Taxes                                            976,216              (2,398,141)
                                                                           ------------            ------------
Income (Loss) Before Minority Interest                                       (1,776,499)              4,451,759
Income (Loss) of Consolidated Subsidiaries Allocated to
 Minority Stockholders                                                          (18,300)                 10,740
                                                                           ------------            ------------
Net Income (Loss)                                                            (1,794,799)              4,462,499
Preferred Stock Dividends                                                    (1,075,719)               (825,448)
                                                                           ------------            ------------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                             $(2,870,518)            $ 3,637,051
                                                                           ============            ============
Basic and Diluted Income (Loss) per Share Applicable to Common              $   (22,252)            $    27,977
 Stockholders                                                              ============            ============

Weighted Average Number of shares of Common Stock Outstanding                       129                     130
                                                                           ============            ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                       December 31,
                                                                               1999                    1998
                                                                            -----------              ----------
 NET INCOME (LOSS)                                                          $(1,794,799)             $4,462,499

 OTHER COMPREHENSIVE LOSS:
   Change in unrealized losses on investments                                (2,823,849)               (208,712)
   Less deferred income tax benefit                                             987,848                  70,962
                                                                            -----------              ----------
 Net other comprehensive loss                                                (1,836,001)               (137,750)
                                                                            -----------              ----------
 Comprehensive income (loss)                                                $(3,630,800)             $4,324,749
                                                                            ===========              ==========


       The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Three Months Ended December 31,
                                                                               1999                      1998
                                                                           -------------             -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        $  13,134,270             $ (24,641,818)
                                                                           -------------             -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Principal Payments on Real Estate Contracts and Mortgage Notes
  and Other Receivables                                                       42,075,131                30,842,794
 Proceeds From Real Estate Sales                                               8,542,974                 6,418,501
 Proceeds From Investment Maturities                                           2,540,094                13,665,167
 Proceeds from Sale of Available-for- Sale Securities                                  0                 2,991,773
 Purchase of Available-for-Sale Securities                                   (21,065,217)              (14,676,712)
 Proceeds From Sale of Real Estate Contracts and Mortgage Notes
  and Other Receivables                                                      195,201,045               276,825,258
 Acquisition of Real Estate Contracts and Mortgage Notes and
  Other Receivables                                                         (164,394,571)             (121,133,043)
 Additions to Real Estate Held                                                (2,677,495)               (3,907,172)
 Capital Expenditures                                                         (1,779,628)                 (365,174)
                                                                           -------------             -------------
   NET CASH PROVIDED BY
     INVESTING ACTIVITIES                                                     58,442,333               190,661,392
                                                                           -------------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease) in borrowings                                           (45,074,554)              (77,342,288)
 Receipts From Life and Annuity Products                                      26,193,205                41,747,096
 Withdrawals on Life and Annuity Products                                    (28,755,898)              (25,551,057)
 Ceding of Life and Annuity Products to Reinsurers, Net                         (160,167)              (30,053,218)
 Repayment of Debt Payable                                                      (252,105)                  (65,881)
 Issuance of Debenture Bonds                                                  32,854,995                 8,065,511
 Issuance of Preferred Stock                                                   2,183,497                   452,694
 Repayment of Debenture Bonds                                                (48,597,720)               (7,038,357)
 Cash Dividends                                                               (1,153,363)                 (903,692)
 Redemption of Preferred Stock                                                  (217,505)                 (174,006)
                                                                           -------------             -------------
   NET CASH USED IN FINANCING ACTIVITIES                                     (62,979,615)              (90,863,198)
                                                                           -------------             -------------
Net Change in Cash and Cash Equivalents                                        8,596,988                75,156,376
Cash and Cash Equivalents at Beginning of Period                              20,406,837                31,733,362
                                                                           -------------             -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  29,003,825             $ 106,889,738
                                                                           =============            ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1999, the results of operations for the three months ended December 31, 1999 and 1998 and the cash flows for the three months ended December 31, 1999 and 1998. The results of operations for the three month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1999 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1999 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $32,000,000 at December 31, 1999 and $30,000,000 at September 30, 1999.

3. The Company had no outstanding legal proceedings other than normal proceedings associated with receivable foreclosures and/or the general business activities of the Company.

4. Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

5. In October 1999, the Company and its subsidiary Western United Life Assurance Company (WULA)participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $51.5 million of receivables were sold in the securitization. The Company and WULA recorded approximately $1.1 million in pre-tax gains from their portion of the sales. In November 1999, the Company and WULA participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $153.3 million of receivables were sold in the securitization with a pre-tax gain of
     approximately $4.0 million.   In November 1998, the Company and WULA
     participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $194.4 million of receivables, with $182.4 million provided by the Company and WULA, were sold in the securitization. The Company and WULA recorded approximately $8.8 million in pre-tax gains from their portion of the sale. In December, 1998, the Company participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million in structured settlements at amortized costs, with $21.8 million provided by the Company, were sold in the securitization. The Company recorded approximately $1.4 million in pre-tax gains from its portion of the sale.

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

7. The Company principally operates in three industry segments which encompass: (1) the investing in real estate contracts and mortgage notes receivable, other receivables and investment securities; (2) insurance and annuity operations; and (3) a property development activities. The insurance segment also invests a substantial portion of the proceeds from insurance and annuity operations in real estate contracts and mortgage notes receivables, other receivables and investment securities. All transactions between segments are eliminated. The Company allocates certain overhead and operating expenses amongst its segments.

     Information about the Company's separate business segments and in total as of and for the quarters ended December 31, 1999 and 1998 is as follows:

                                                      As of and for the quarter ended December 31, 1999
                                ------------------------------------------------------------------------------------------
                                                                    Property             Intersegment
                                    Investing     Insurance        Development           Elimination             Total
                                ------------------------------------------------------------------------------------------
Revenues                          $ 18,461,602   $ 20,497,474          $ 1,959,877          $  (1,982,235)  $   38,936,718
Income (loss) from operations       (4,821,926)     1,954,485               48,726                      -       (2,752,715)
Identifiable assets, net           335,166,734    916,287,065           63,516,039           (140,825,714)   1,174,144,124
Depreciation and amortization          376,547        169,619              593,833                      -        1,139,999
Capital expenditures                 1,598,400        181,228                    -                      -        1,779,628

                                                      As of and for the quarter ended December 31, 1998
                                -------------------------------------------------------------------------------------------
                                                                                          Intersegment
                                   Investing      Insurance    Property Development        Elimination           Total
                                -------------------------------------------------------------------------------------------
Revenues                          $ 22,875,566  $ 20,831,574            $ 3,515,039           $ (3,126,401)  $   44,095,778
Income (loss) from operations        9,106,342      (840,208)            (1,416,234)                              6,849,900
Identifiable assets, net           267,685,905   918,795,787             65,034,403            (98,846,668)   1,152,669,427
Depreciation and amortization          308,985        72,275              1,549,290                      -        1,930,550
Capital expenditures                   357,274         7,900                      -                      -          365,174

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Significant First Quarter Transactions:

     In October 1999, the Company and its subsidiary Western United Life Assurance Company (WULA)participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $51.5 million of receivables were sold in the securitization. The Company and WULA recorded approximately $1.1 million in pre-tax gains from their portion of the sales. In November 1999, the Company and WULA participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $153.3 million of receivables were sold in the securitization with a pre-tax gain of approximately $4.0 million.

     In November 1998, the Company and WULA participated as two of four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding II, Inc, an affiliated company. Approximately $194.4 million of receivables, with $182.4 million provided by Metropolitan and WULA, were sold in a securitization transaction with proceeds, after costs, of approximately $199.3 million, which $187.0 million was allocated to Metropolitan and WULA. With an amortized carrying value of approximately $178.2 million in the receivables sold in the securitization, Metropolitan and WULA recorded approximately $8.8 million in pre-tax gains from their portion of the sale. The gain included approximately $2.5 million associated with the estimated fair value of the mortgage servicing rights retained on the pool. In December 1998, Metropolitan participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million of structured settlements at amortized cost, with $21.8 million provided by Metropolitan, were sold with proceeds, after costs, of approximately $39.7 million, of which $23.2 million was allocated to Metropolitan. With an amortized carrying value of approximately $21.8 million in the structured settlements sold in the securitization, Metropolitan recorded approximately $1.4 million in pre-tax gains from their portion of the sale.

Financial Condition and Liquidity:

     As of December 31, 1999, the Company had cash or cash equivalents of $29.0 million and liquid investments (trading or available-for-sale securities) of $220.6 million compared to $20.4 million in cash and cash equivalents and $201.3 million in liquid investments at September 30, 1999. Management believes that cash and cash equivalents and other liquidity provided by investments and available lines of credit, along with the Company's ability to securitize real estate collateralized receivables, are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. Total cash and investments at December 31, 1999, including held-to-maturity securities, were $317.5 million as compared to $290.0 million at September 30, 1999. During the three month period ended December 31, 1999, operating activities generated approximately $13.1 million. The primary reason for the provision of funds in operating activities was the decrease in other assets and the proceeds from payments and maturities of trading securities. Funds provided by investing activities of $58.4 million were primarily the result of sale proceeds and collections of receivables of $237.3 million, proceeds from the sale of real estate of $8.5 million and sales and maturities of investments of $2.5 million. These changes were partially offset by $164.4 million of new receivable acquisitions, purchase of available-for-sale securities of $21.1 million, and additions to real estate held of $2.7 million. Funds used in financing activities of $63.0 million were primarily the result of decreases in short-term borrowings of $45.1 million, the net cash outflow from debentures sales less maturities of $15.7 million and the net cash outflow of $2.6 million in life and annuity products.

     The receivable portfolio totaled $639.0 million at December 31, 1999 compared to $714.2 million at September 30, 1999. During the three months ended December 31, 1999, the decrease primarily resulted from the principal collections on receivables of $42.1 million, reduction for the cost basis of receivables sold of $185.9 million and reductions due to foreclosed receivables of approximately $7.5 million, exceeding the acquisition of receivables totaling $164.4 million.

     Real estate held for sale and development remained relatively constant at $85.6 million at December 31, 1999 as compared to $85.7 million at September 30, 1999. For the three months ended December 31, 1999, real estate additions of $8.8 million, including $6.1 million of foreclosed receivables, were offset by costs of real estate sold of $7.6 million, depreciation of $0.3 million and charge-offs to the allowance for losses of $1.0 million.

     Life insurance and annuity policy reserves increased $8.8 million during the three months ended December 31, 1999 to approximately $804.6 million from $795.7 million at September 30, 1999. This increase was the result of receipts from sales of new life and annuity products of $26.2 million and a decrease in the required reserves of $11.5 million, partially offset by withdrawals in the amount of $28.8 million. Net debenture bonds outstanding decreased by $14.6 million to $184.3 million at December 31, 1999 from $198.9 million at September 30, 1999. Net cash outflow from maturities of debentures less issuances was approximately $15.7 million less an additional $1.1 million increase in credited interest. Additionally, the Company had cash flow, net of redemptions, of approximately $2.0 million from the sales of preferred stock and the reinvestment of preferred stock dividends during the three months ended December 31, 1999. During the three month period ended December 31, 1999, the Company had a net decrease in borrowings of $45.1 million to an approximate outstanding amount of $92.0 million on December 31, 1999. The reduction was primarily the result of the securitization of receivables of which portions of the proceeds were used to payoff a line of credit collateralized in part by receivables sold in the securitization.

     Total assets decreased by $56.8 million to $1,174.1 million at December 31, 1999 from $1,231.0 million at September 30, 1999. During the three-month period, the Company primarily used existing cash, cash flow from its receivable investment portfolio and cash flow from receivable securitizations to decrease its short-term borrowings and to increase its securities investment portfolio. At December 31, 1999, the Company had net unrealized losses on securities available-for-sale in the amount of $5.5 million as compared to unrealized losses of $3.6 million at September 30, 1999. Net unrealized losses on securities available-for-sale are presented as accumulated other comprehensive loss in stockholders' equity.

Results of Operations:

     The Company recorded a net loss before preferred dividends for the three months ended December 31, 1999 of $1.8 million compared to net income of $4.5 million in the prior year's period. Comparing the current year's three month period with the prior year's similar period, the gains on the sale of receivables decreased by approximately $6.4 million, salaries, benefits, and commission expense increased by $3.4 million and insurance policy and annuity benefits expense increase by approximately $1.3 million. These increases were partially offset by an increase in fees, commissions service and other income of $1.0 million and an increase in the tax benefit of $3.4 million.

     For the three-month period ended December 31, 1999, the Company reported a positive spread on its interest sensitive assets and liabilities of $5.2 million as compared to $6.5 million in the prior year's period. The decrease was primarily the result of a decrease in the average receivable portfolio and the larger cash position of the Company, primarily the result of recent securitizations. After securitizations it often takes the Company a few months to reinvest the proceeds in new receivable investments. While there has been some contraction in the portfolio investments earnings rate in the current year's period, the Company has also experienced reduced renewal rates on some of its life and annuity policies and has used short-term borrowings with a lower interest cost in an effort to maintain its level of net interest spread. Currently, the Company continues to control life and annuity policy surrenders by maintaining current market credited rates. Normally, the Company's investment earnings rates are not as sensitive to market conditions as is its life and annuity policy rates. Thus, a sustained rise in interest rates could have a negative impact on its net interest spread as its liabilities presently reprice faster than its assets.

     During the three months ended December 31, 1999, the Company realized net gains on sales of receivables of $5.3 million as compared to $11.6 million in the prior year's period. The decrease resulted primarily from market conditions which resulted in lower margins for the securitized product.

     During the three months ended December 31, 1999, the Company realized net losses on investments of $0.9 million, including mark-to-market adjustments on trading securities, compared to net losses of $0.3 million in the prior year's period. The current period net loss includes both sales gains and mark-to-market losses as higher interest rates and increased spreads to treasuries have decreased the valuation of the trading securities, which primarily consists of the Company's retained interests in residual certificates associated with securitizations. The prior year's loss includes both sales gains and mark-to-market losses as higher interest rates and increased spreads to treasuries have decreased the valuation of the trading securities, which primarily consists of the Company's retained interests in residual certificates associated with securitizations. The Company realized gains of $1.0 million on sales of $8.5 million of real estate in the current year's period compared to gains of $263,000 on sales of $7.8 million in the prior year. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

     In the three months ended December 31, 1999, the Company made provisions for losses on receivables and real estate assets of approximately $3.0 million as compared to $2.2 million in the prior year's period. The increased provision is the result of an increase in the Company's portfolio of repossessed properties and market conditions. The increase in reserves and valuation accounts was based upon updated appraisals on delinquent receivables, appraisals or fair market valuations of newly acquired repossessed properties and a review of the receivables delinquency rates. The Company has experienced increased receivable delinquency rates when comparing the current year's period with the prior year's period; however in the past, a stable to improving real estate market has generally offset any significant effects of the delinquency rate increases.

     In the three months ended December 31, 1999, the Company has incurred increases in operating expenses. The increase in salaries, employee benefits and commissions of $3.4 million reflects the increased receivable acquisition volume in the current period as compared to the quarter ended December 31, 1998. The Company has also experienced a larger deferral of costs related to the insurance operations which is reflected in the $1.1 million decrease in amortization of deferred acquisition costs, net of costs capitalized.

New Accounting Rules:

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years after December 15, 1998. The Company adopted this standard effective October 1, 1999 with no material effect on its consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software by identifying the characteristics of internal-use software. The Company adopted this standard effective October 1, 1999 with no material effect on its consolidated financial statements

     Year 2000 Disclosure

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

     State of Readiness

     The Consolidated Group has established a Year 2000 task force which has developed an action plan for addressing issues related to the Year 2000. The plan, with the exception of the contingency plan, was completed by September 30, 1999. The contingency plan, including rollover planning was completed by December 1, 1999, but has continued to be revised thereafter as needed in order to maintain an effective contingency plan. The action plan included the following phases:

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

     The plan included a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases had overlapping timelines and, therefore, progressed simultaneously. The Year 2000 task force generally met weekly to coordinate its efforts as well as to monitor progress.

     The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group engaged a third party to provide an external evaluation of its Year 2000 action plan and the status of the preparations of the Consolidated Group at that time.

     The Consolidated Group has completed the testing of its internally supported software applications and its hardware. Testing to date did not produce any results which were not able to be resolved. Newly acquired or upgraded software, hardware and facilities systems will continue to be tested as deemed necessary.

     The Consolidated Group has requested vendor documentation certifying Year 2000 compliance with respect to third party software applications, third party services, equipment and facilities related systems. Certain equipment and facilities systems which were identified as higher priority were tested for compliance, where testing is possible. The Consolidated Group has not received any indication from any third party that a mission critical system or service was not Year 2000 compliant.

     Expected Costs of Remediation

     Prior to fiscal 1998, the Consolidated Group did not track Year 2000 related costs. The Consolidated Group and its affiliates incurred $1.4 million in Year 2000 related costs through December 31, 1999. The Consolidated Group does not believe that remaining remediation costs will be significant. The Consolidated Group will pay certain of these costs while the remainder of the costs will be paid by or charged to the affiliated companies. The predominant components of both past and future costs consist of soft costs related to employee time and resource allocations rather than direct costs such as the acquisition of new software.

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

     Contingency Plans

The Consolidated Group developed a contingency plan which included plans for mission critical items as the first and top priority. Where appropriate and feasible, the plan also addressed alternatives for internally developed systems as well as externally developed ones, and included steps to implement transition to an alternative system. The plan included trigger dates for implementing alternative solutions prior to the Year 2000, where system testing or third party documentation indicates that a system was not and would not be compliant. There can be no assurance that this contingency plan, or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

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

     The Company believes that there has not been a material change in its market risk since the end of its last fiscal year.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

     There are no material legal proceedings or actions pending or threatened against Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries or to which its property is subject.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     There were no matters submitted to a vote of Security Holders during the reporting period.

ITEM 5.   OTHER INFORMATION
-------   -----------------

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

     (a)  Exhibits

              3.01. Restated Articles of Incorporation, as amended, dated November 30, 1987 (Exhibit 3(a) to Metropolitan's Annual Report on Form 10-K for fiscal 1987).

              3.02. Amendment to Articles of Incorporation dated November 5, 1991 (Exhibit 3(c) to Registration No. 33-40220).

              3.03. Amendment to Articles of Incorporation dated September 20, 1992 (Exhibit 3(c) to Metropolitan's Annual Report on Form 10-K for fiscal 1992).

              3.04. Restated Bylaws as amended to December 26, 1995 (Exhibit 3(e) to Metropolitan's Annual Report on Form 10-K for fiscal 1995).

              4.01. Indenture, dated as of October 1999, between Metropolitan and U.S. Bank Trust National

                     Association, Trustee (Incorporated by reference to Exhibit
                     4.01 to Metropolitan's Registration Statement on Form S-2 filed October 7, 1999)

              4.02. Indenture, dated as of July 6, 1979, between Metropolitan and Seattle First National Bank, Trustee (Incorporated by reference to Exhibit 4 to Metropolitan's Annual Report on Form 10-K for fiscal 1980.)


              4.03. First Supplemental Indenture, dated as of October 3, 1980, between Metropolitan and Seattle-First National Bank, Trustee (Exhibit 4 to Metropolitan's Annual Report on Form 10-K for fiscal 1980).

              4.04. Second Supplemental Indenture, dated as of November 12, 1984, between Metropolitan and Seattle-First National Bank, Trustee (Exhibit 4(d) to Registration No. 2-95146).

              4.05. Third Supplemental Indenture, dated as of December 31, 1997 between Metropolitan and First Trust (Exhibit 4(d)) to Form 10-K filed January 8, 1998).

              4.06. Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series C (Exhibit 4(g) to Registration No. 33-2699).

              4.07. Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series D (Exhibit 4(a) to Registration No. 33-25702).

              4.08. Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-1 (Exhibit 4(a) to Registration No. 33-19238).

              4.09. Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-2 (Exhibit 4(a) to Registration No. 33-25702).

              4.10. Statement of Rights, Designations and Preferences of Variable Rate Preferred

                     Stock, Series E-3 (Exhibit 4(a) to Registration No. 33-32586).

              4.11. Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-4 (Exhibit 4(h) to Registration No. 33-40221).

              4.12. Form of Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-5 (Exhibit 4(i) to Registration No. 33-57396).

              4.13. Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-6 (Exhibit 4(1) to Registration No. 333-19755).

              4.14. Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-7 (Exhibit 4(d) to Amendment 1 to Registration No. 333-19755).

              9.01   Irrevocable Trust Agreement (Incorporated by reference to
                     Exhibit 9(b) to Registration No. 2-81359).

             10.01. Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and Bruce Blohowiak (Exhibit 10(a) to Form 10-K filed January 8, 1998).

             10.02 Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and Michael Kirk (Exhibit 10(b) to Form 10-K filed January 8, 1998).

             10.03. Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and Jon McCreary (Exhibit 10(c) to Form 10-K filed January 8, 1998).

             10.04. Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company (Exhibit 10(d) for the fiscal year ended September 30, 1998.

             10.05. Employment Agreement between Metropolitan Mortgage and Securities Co., Inc. and William D. Snider (Incorporated by reference to Exhibit 10(c) to Metropolitan's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

             11. Statement indicating Computation of Per-Share Earnings (see Condensed Consolidated Financial Statements).

            *27.     Financial Data Schedule

            *Filed herewith.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 14th day of February, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                    METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                                    /s/ C. PAUL SANDIFUR, JR.
                                    ___________________________________________
                                    C. Paul Sandifur, Jr.
                                    Chairman, President, Chief Executive Officer


                                    /s/ WILLIAM SNIDER
                                    ___________________________________________
                                    William Snider
                                    Vice President, Chief Finanical Officer


                                    /s/ JULIE HANLEY
                                    ___________________________________________
                                    Julie Hanley
                                    Vice President, Principal Accounting Officer