Form 10-Q
period 2000-03-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2000-05-15
CIK 65384

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


      /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000

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

     Common "A": 127 shares at April 30, 2000.
     Common "B":   0 shares at April 30, 2000.

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

     Consolidated Balance Sheets
     As of March 31, 2000 and September 30, 1999 (unaudited)..........  4

     Consolidated Statements of Operations
     Three Months Ended March 31, 2000 and 1999 (unaudited)
     Six Months Ended March 31, 2000 and 1999 (unaudited).............  5

     Consolidated Statements of Comprehensive Income (Loss)
     Three Months Ended March 31, 2000 and 1999 (unaudited)
     Six Months Ended March 31, 2000 and 1999 (unaudited).............  7

     Consolidated Statement of Stockholders' Equity
     Six Months Ended March 31, 2000 (unaudited)......................  8

     Consolidated Statements of Cash Flows
     Six Months Ended March 31, 2000 and 1999 (unaudited).............  9

     Notes to Condensed Consolidated Financial Statements............. 11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                 March 31,       September 30,
                                                                   2000              1999
                                                            ----------------------------------
ASSETS
  Cash and cash equivalents                                  $   17,312,748     $   20,406,837
  Investments
    Trading securities, at market                                68,321,566         45,013,522
    Available-for-sale securities, at market                    220,214,661        156,263,086
    Held-to-maturity securities, at amortized
     cost (market value  $60,510,161 and
     $65,227,686)                                                62,268,587         66,441,407

  Accrued interest on investments                                 2,620,211          1,855,352
                                                            ---------------    ---------------
      TOTAL CASH AND INVESTMENTS                                370,737,773        289,980,204
                                                            ---------------    ---------------

  Real estate contracts and mortgage notes
   receivable, net, including real estate
   contracts and mortgage notes receivable
   held for sale of approximately $42,055,000
   and $201,815,000                                             427,231,631        539,525,957
  Real estate held for sale and development,
   including foreclosed real estate                              81,090,967         85,747,433
                                                            ---------------    ---------------
  Total receivables and real estate assets                      508,322,598        625,273,390
  Less allowance for losses                                      (9,432,008)        (9,318,072)
                                                            ---------------    ---------------
  NET RECEIVABLES AND REAL ESTATE ASSETS                        498,890,590        615,955,318
                                                            ---------------    ---------------
  Other receivable investments, net                             185,405,374        174,707,840
  Deferred acquisition costs, net                                66,491,483         66,339,586
  Land, building and equipment, net of
   accumulated depreciation                                      30,324,422         26,342,123
  Mortgage servicing rights, net                                 14,509,990         10,898,621
  Other assets, net of allowance,
   including receivable from affiliates                          32,014,739         46,732,827
                                                            ---------------    ---------------
      TOTAL ASSETS                                           $1,198,374,371     $1,230,956,519
                                                            ===============    ===============
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued
                                  (unaudited)

                                                                         March 31,               September 30,
                                                                           2000                      1999
                                                            --------------------------------------------------
LIABILITIES
 Life insurance and annuity reserves                                  $  801,023,802            $  795,744,055
 Debenture bonds and accrued interest                                    208,202,018               198,888,779
 Advances under line of credit                                            40,665,816                62,908,030
 Other debt payable                                                       46,581,441                74,436,600
 Accounts payable and accrued expenses                                    17,582,874                11,274,411
 Deferred income taxes                                                    11,012,583                13,943,294
 Minority interest in consolidated subsidiaries                            2,149,237                 2,056,887
                                                                      --------------             -------------
   TOTAL LIABILITIES                                                   1,127,217,771             1,159,252,056
                                                                      --------------             -------------
STOCKHOLDERS' EQUITY
 Preferred stock, series A, B, C, D, E cumulative with                    18,898,557                19,099,294
  variable rate, $10 par value, authorized 8,325,000,
  issued 1,889,856 shares and 1,909,929 shares (liquidation
  preference $57,756,981 and $53,094,517, respectively)
 Class A common stock-voting, $2,250 par value, authorized                   286,667                   291,167
  222 shares, issued 127 and 129 shares
 Additional paid-in capital                                               26,920,117                22,522,036
 Retained earnings                                                        29,704,003                33,430,689
 Accumulated other comprehensive loss                                     (4,652,744)               (3,638,723)
                                                                      --------------             -------------
   TOTAL STOCKHOLDERS' EQUITY                                             71,156,600                71,704,463
                                                                      --------------             -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,198,374,371            $1,230,956,519
                                                                      ==============            ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                      Three Months Ended             Six Months Ended
                                                                           March 31,                     March 31,
                                                                      2000           1999           2000           1999
                                                                ----------------------------------------------------------
REVENUES
 Insurance premiums earned                                        $   267,267    $   151,214    $   459,941    $   302,781
 Interest on receivables                                           11,183,512     11,595,866     22,167,908     24,790,262
 Earned discount on receivables                                     5,575,408      5,008,099     10,941,821     10,487,170
 Other investment income                                            7,124,214      5,511,210     13,556,936      9,720,170
 Real estate sales                                                 13,034,852     10,516,226     21,577,826     18,299,073
 Fees, commissions, service and other income                        3,070,310      2,265,573      5,838,508      4,014,508
 Investment gains (losses), net                                     2,164,116     (2,830,236)     1,246,725     (3,133,193)
 Realized gains on sales of receivables                             4,376,711      8,021,374      9,672,119     19,666,899
                                                                  -----------    -----------    -----------    -----------
   TOTAL REVENUES                                                  46,796,390     40,239,326     85,461,784     84,147,670
                                                                  -----------    -----------    -----------    -----------
EXPENSES
 Insurance policy and annuity benefits                             11,142,946     11,210,901     22,875,320     21,639,280
 Interest expense                                                   6,593,010      4,973,089     12,420,824     10,724,124
 Cost of real estate sold                                          11,504,405     10,188,367     19,069,867     17,708,594
 Provision for losses on real estate assets                         2,530,823      3,482,406      5,536,095      5,639,808
 Provision for losses on other assets                                 718,578        386,000        954,578        722,000
 Salaries and employee benefits                                     7,960,107      5,675,209     15,184,517     10,945,631
 Commissions to agents                                              3,144,140      2,132,245      5,821,522      3,334,364
 Other operating and underwriting expenses                          1,806,252      1,365,266      4,325,511      4,012,227
 Amortization of deferred acquisition costs, net of costs
  capitalized                                                         633,874      1,157,806      1,264,010      2,903,705
                                                                  -----------    -----------    -----------    -----------
   TOTAL EXPENSES                                                  46,034,135     40,571,288     87,452,244     77,629,733
                                                                  -----------    -----------    -----------    -----------
Income (loss) before income taxes and minority interest               762,255       (331,963)    (1,990,460)     6,517,937

(Provision) benefit for income taxes                                 (237,037)    14,110,133        739,179     11,711,992
                                                                  -----------    -----------    -----------    -----------
Income (loss) before minority interest                                525,218     13,778,170     (1,251,281)    18,229,929


                                                                      Three Months Ended             Six Months Ended
                                                                           March 31,                     March 31,
                                                                      2000           1999           2000           1999
                                                                ----------------------------------------------------------
Income (loss) of consolidated subsidiaries allocated to
 minority stockholders                                                (74,050)      (298,950)       (92,350)      (288,210)
                                                                  -----------    -----------    -----------    -----------
Net income (loss)                                                     451,168     13,479,220     (1,343,631)    17,941,719
Preferred stock dividends                                          (1,152,447)      (903,002)    (2,228,166)    (1,728,450)
                                                                  -----------    -----------    -----------    -----------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                   $  (701,279)   $12,576,218    $(3,571,797)   $16,213,269
                                                                  ===========    ===========    ===========    ===========
Basic and diluted income (loss) per share applicable to common
 stockholders                                                     $    (5,478)   $    96,740    $   (27,688)   $   124,717
                                                                  ===========    ===========    ===========    ===========
Weighted average number of shares of common stock outstanding             128            130            129            130
                                                                  ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (unaudited)

                                                                       Three Months Ended             Six Months Ended
                                                                            March 31,                    March 31,
                                                                       2000          1999           2000           1999
                                                                ----------------------------------------------------------
 NET INCOME (LOSS)                                                 $  451,168    $13,479,220    $(1,343,631)   $17,941,719

 OTHER COMPREHENSIVE INCOME (LOSS):
   Change in unrealized losses on investments                                                    (1,559,433)    (4,659,168)
                                                                    1,264,416     (4,450,456)
   Less deferred income tax benefit                                  (442,437)     1,525,909        545,412      1,596,871
                                                                   ----------    -----------    -----------    -----------
 Net other comprehensive income (loss)                                821,979     (2,924,547)    (1,014,021)    (3,062,297)
                                                                   ----------    -----------    -----------    -----------
 Comprehensive income (loss)                                       $1,273,147    $10,554,673    $(2,357,652)   $14,879,422
                                                                   ==========    ===========    ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                    Accumulated
                                                     Class A        Additional        Other
                                     Preferred        Common         Paid-In       Comprehensive         Retained
                                       Stock          Stock          Capital       Income (Loss)         Earnings       Total
                                    -----------      --------       -----------    -------------       -----------   -----------
BALANCE, SEPTEMBER 30, 1999         $19,099,294      $291,167       $22,522,036     $(3,638,723)       $33,430,689   $71,704,463

Net loss                                                                                                (1,343,631)   (1,343,631)
Net change in unrealized losses
 on investments, net of taxes                                                        (1,014,021)                      (1,014,021)
Cash dividends, common                                                                                    (154,889)     (154,889)
Cash dividends, preferred
 (variable rate)                                                                                        (2,228,166)   (2,228,166)
Redemption and retirement of
 common stock                                          (4,500)         (207,688)                                        (212,188)
Redemption and retirement of
 preferred stock                       (741,093)                                                                        (741,093)
Sale of variable rate preferred
 stock, net                             540,356                       4,605,769                                        5,146,125
                                    -----------      --------       -----------     -----------        -----------   -----------
BALANCE, MARCH 31, 2000             $18,898,557      $286,667       $26,920,117     $(4,652,744)       $29,704,003   $71,156,600
                                    ===========      ========       ===========     ===========        ===========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Six Months Ended March 31,
                                                                                           2000                      1999
                                                                                      --------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                           $  (1,343,631)            $  17,941,719
   Adjustments to reconcile net income to net cash from operating activities
     Proceeds from sales of trading securities                                            13,269,542                 6,538,788
     Proceeds from maturities of trading securities                                           96,501                   330,820
     Acquisition of trading securities                                                   (16,907,206)              (42,881,731)
     Earned discounts on receivables                                                     (10,941,821)              (10,487,170)
     Gains on investments and receivables, net                                           (10,918,843)              (16,533,706)
     Gains on sales of real estate                                                        (2,507,959)                 (590,479)
     Provision for losses on real estate assets                                            5,536,095                 5,639,808
     Provision for losses on other assets                                                    954,578                   722,000
     Depreciation and amortization                                                         2,318,194                 3,450,724
     Minority interests                                                                       92,350                   288,210
     Deferred income tax provision (benefit)                                              (2,385,300)               (6,615,678)
     Changes in assets and liabilities:
      Deferred costs                                                                        (151,897)                2,781,553
      Life insurance and annuity reserves                                                 22,229,586                20,043,300
      Compound and accrued interest on debentures and debt payable                        (3,341,742)                  987,342

      Other assets                                                                        12,766,773                (7,843,509)
      Accrued interest on receivables and investments                                       (783,257)                 (422,046)
      Accounts payable and accrued expenses                                                6,225,849                 2,664,616
      Other, net                                                                            (605,847)                 (795,448)
                                                                                      --------------              ------------
        Net cash provided by (used in) operating activities                               13,601,965               (24,780,887)
                                                                                      --------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Principal payments on real estate contracts and mortgage notes and other                 94,239,113                73,133,449
  receivables
 Proceeds from real estate sales                                                          16,610,798                14,032,773
 Proceeds from investment maturities                                                       6,228,800                23,275,139
 Proceeds from sale of available-for-sale securities                                       6,155,340                 2,991,773
 Purchase of available-for-sale securities                                               (74,593,427)              (90,165,550)
 Proceeds from sale of held to maturity investments                                          998,740                         -
 Purchase of held to maturity investments                                                    (42,934)                        -
 Proceeds from sale of real estate contracts and mortgage notes and other                337,569,348               418,377,092
  receivables
 Acquisition of real estate contracts and mortgage notes and other                      (337,482,619)             (294,048,335)
  receivables
 Additions to real estate held                                                            (4,921,613)               (9,291,921)
 Increase in mortgage servicing rights                                                    (3,611,369)               (2,965,986)
 Capital expenditures                                                                     (4,978,589)                 (533,387)
                                                                                      --------------              ------------
   NET CASH PROVIDED BY                                                                   36,171,588               134,805,047


     INVESTING ACTIVITIES
                                                                                      --------------            --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in borrowings                                                                  (47,329,084)             (108,795,722)
 Receipts from life and annuity products                                                  52,278,402                65,522,506
 Withdrawals on life and annuity products                                                (80,181,801)              (50,680,607)
 Ceding of life and annuity products to reinsurers                                          (160,140)              (31,425,075)
 Reimbursement of life and annuity products from reinsurers                               11,113,700                 1,302,060
 Repayment of debt payable                                                                (3,052,897)                 (299,720)
 Issuance of debenture bonds                                                              48,984,538                18,192,586
 Issuance of preferred stock                                                               5,146,125                   937,566
 Repayment of debenture bonds                                                            (36,330,149)              (18,644,497)
 Cash dividends                                                                           (2,383,055)               (1,884,937)
 Redemption of preferred stock                                                              (741,093)                 (239,740)
 Redemption of common stock                                                                 (212,188)                        -
                                                                                      --------------            --------------
   NET CASH USED IN FINANCING ACTIVITIES                                                 (52,867,642)             (126,015,580)
                                                                                      --------------            --------------
Net change in cash and cash equivalents                                                   (3,094,089)              (15,991,420)
Cash and cash equivalents at beginning of period                                          20,406,837                31,733,362
                                                                                      --------------            --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  17,312,748             $  15,741,942
                                                                                      ==============            ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000, the results of operations for the three and six months ended March 31, 2000 and 1999 and the cash flows for the six months ended March 31, 2000 and 1999. The results of operations for the six months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1999 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1999 Form 10-K.

2. The principal amount of real estate receivables as to which payments were in arrears more than three months was $25,000,000 at March 31, 2000 and $30,000,000 at September 30, 1999.

3. The Company had no outstanding legal proceedings other than normal proceedings associated with receivable foreclosures and/or the general business activities of the Company.

4. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

5. In October 1999, the Company and its subsidiary Western United Life Assurance Company (WULA)participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $51.5 million of receivables were sold in the securitization. The Company and WULA recorded approximately $1.1 million in pre-tax gains from their portion of the sales. In November 1999, the Company and WULA participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $153.3 million of receivables were sold in the securitization with a pre-tax gain of approximately $4.0 million. In March 2000, the Company and WULA participated in a receivable securitization sponsored by Metropolitan

     Mortgage Funding Inc., an affiliated company. Approximately $148.7 million of receivables were sold in the securitization with a pre-tax gain of approximately $4.2 million. In November 1998, the Company and WULA participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $194.4 million of receivables, with $182.4 million provided by the Company and WULA, were sold in the securitization. The Company and WULA recorded approximately $8.8 million in pre-tax gains from their portion of the sale. In December 1998, the Company participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million in structured settlements at amortized costs, with $21.8 million provided by the Company, were sold in the securitization. The Company recorded approximately $1.4 million in pre-tax gains from its portion of the sale. In March 1999, the Company and its subsidiary, WULA, participated as co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., II, an affiliated company. Approximately $124.8 million of receivables were sold in the securitization. The Company, including its subsidiaries, recorded approximately $8.1 million in pre-tax gains from the sale.

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

    Information about the Company's separate business segments and in total as of and for the six and three month period ended March 31, 2000 and 1999 is as follows:

                                                   As of and for the six month period ended March 31, 2000
                                -------------------------------------------------------------------------------------------
                                                                                          Intersegment
                                    Investing     Insurance    Property Development       Elimination             Total
                                -------------------------------------------------------------------------------------------
Revenues                          $ 44,713,824   $ 40,493,458          $ 4,443,782           $  (4,189,280)  $   85,461,784
Income (loss) from operations       (6,377,649)     4,561,054             (173,865)                      -       (1,990,460)
Identifiable assets, net           342,943,330    934,243,294           59,183,857            (137,996,110)   1,198,374,371
Depreciation and amortization        1,541,670        163,724              612,800                       -        2,318,194
Capital expenditures                 4,790,707        187,882                    -                       -        4,978,589

                                                  As of and for the three month period ended March 31, 2000
                                -------------------------------------------------------------------------------------------
                                                                                          Intersegment
                                    Investing     Insurance    Property Development       Elimination             Total
                                -------------------------------------------------------------------------------------------
Revenues                          $ 26,252,222   $ 19,995,984          $ 2,483,905           $  (1,935,721)  $   46,796,390
Income (loss) from operations       (1,652,557)     2,606,569             (191,757)                      -          762,255
Identifiable assets, net           342,943,330    934,243,294           59,183,857            (137,996,110)   1,198,374,371
Depreciation and amortization          811,287         83,005              283,900                       -        1,178,192
Capital expenditures                 3,100,079         98,882                    -                       -        3,198,961

                                                   As of and for the six month period ended March 31, 1999
                                -------------------------------------------------------------------------------------------
                                                                                          Intersegment
                                    Investing     Insurance    Property Development       Elimination             Total
                                -------------------------------------------------------------------------------------------
Revenues                          $ 40,243,300  $ 42,868,813           $ 8,380,700           $  (7,345,143)  $   84,147,670
Income (loss) from operations        7,113,071     2,010,618            (2,605,752)                               6,517,937
Identifiable assets, net           268,114,365   923,904,301            64,701,306            (125,146,074)   1,131,573,898
Depreciation and amortization          676,600       146,312             2,627,812                       -        3,450,724
Capital expenditures                   504,663        28,724                     -                       -          533,387

                                                   As of and for the three month period ended March 31, 1999
                                --------------------------------------------------------------------------------------------
                                                                                          Intersegment
                                    Investing     Insurance    Property Development       Elimination             Total
                                --------------------------------------------------------------------------------------------
Revenues                          $ 17,367,734   $ 22,037,239           $ 4,865,661           $  (4,031,308)  $   40,239,326
Income (loss) from operations       (1,993,271)     2,850,826            (1,189,518)                                (331,963)
Identifiable assets, net           268,114,365    923,904,301            64,701,306            (125,146,074)   1,131,573,898
Depreciation and amortization          367,615         74,037             1,078,522                       -        1,520,174
Capital expenditures                   147,389         20,824                     -                       -          168,213

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

General

     Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified institution with assets exceeding $1 billion. Its principal subsidiaries are Western United Life Assurance Company ("Western" or "WULA"), an annuity and life insurance company, and Metwest Mortgage Services, Inc. ("Metwest"), a receivable servicer and loan originator.

     The Company (the "Consolidated Group") principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, equipment leases and other investments. The receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Company predominantly invests in receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Company's real estate receivables include A-, B and C credit quality obligors. In addition to investing in existing receivables, the Company also originates non-conventional, A-, B and C credit borrower loans through its Metwest subsidiary.

Individual Receivable Acquisition Sources

     Historically, the majority of the Company's real estate receivables were acquired as individual receivable acquisitions. The Company's principal source for private market receivables is independent brokers located throughout the United State. These independent brokers typically deal directly with private individuals or organizations who own and wish to sell a receivable.

Capital Markets Acquisition Sources

     In the recent past, the Company acquired pools of real estate receivables through its capital markets department. These portfolios may be either seller or institutionally originated. They may be acquired from brokers, banks, savings and loans organizations, mortgage broker firms or other financial institutions. However, the investment yield on capital market acquisitions are generally lower than private market acquisitions. Therefore, the Company recently scaled-back this acquisition source.

Loan Origination Sources

     The Company, through its Metwest subsidiary, originates first lien residential mortgage loans, including both fixed and adjustable interest rate loans. Metwest is currently licensed for such mortgage loans as a lender or is exempt from licensing as a wholesale lender in thirty states and as a retail lender in thirty-four states.

Correspondent Lending Sources

     The Company also acquires real estate loans through correspondent agreements. Under these agreements, the Company agrees to purchase loans at a specified yield immediately after their origination, so long as the loans comply with the Company's specified underwriting guidelines. Many of these loans are insured by a primary mortgage guaranty insurance policy. In addition, loan correspondents may also submit loans which do not meet established underwriting guidelines for individual evaluation and pricing, which is done by Metwest. Each correspondent makes standard representations and warranties with respect to each loan and has certain limited repurchase obligations.

Lottery, Structured Settlement, Annuity and Lease Sources

     The Company also negotiates the purchase of receivables which are not collateralized by real estate, such as structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be cashed in directly with the issuing insurance company. The Company's source for these investments is generally private brokers who specialize in these types of receivables.

     Leases have been acquired through brokers who specialize in these types of assets, primarily business equipment. Currently, management plans to begin to establish strategic alliances with other equipment lessors, financial institutions and equipment vendors to expand its leasing activities. There can be no assurance that these alliances will materialize or, if entered into; that they will be successful in expanding the leasing activities.

Funding Sources

     The Company has developed several funding sources. These sources include collateralized lines of credit; the sale of receivables, including sales through securitizations; receivable investment income; the issuance of annuity and life insurance policies; the issuance of debt and equity securities; the sale of real estate; and securities portfolio earnings.

Significant transactions in the six months ended March 31, 2000 and 1999:

     In October 1999, the Company and its subsidiary Western United Life Assurance Company (WULA)participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $51.5 million of receivables were sold in the securitization. The Company and WULA recorded approximately $1.1 million in pre-tax gains from their portion of the sales. In November 1999, the Company and WULA participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $153.3 million of receivables were sold in the securitization with a pre-tax gain of approximately $4.0 million. In March 2000, the Company and WULA participated in a receivable securitization sponsored by Metropolitan Mortgage Funding Inc., an affiliated company. Approximately $148.7 million of receivables were sold securitization with a pre-tax gain of approximately $4.2 million.

     In November 1998, the Company and WULA participated as two of four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding II, Inc, an affiliated company. Approximately $194.4 million of receivables, with $182.4 million provided by Metropolitan and WULA, were sold in a securitization transaction with proceeds, after costs, of approximately $199.3 million, which $187.0 million was allocated to Metropolitan and WULA. With an amortized carrying value of approximately $178.2 million in the receivables sold in the securitization, Metropolitan and WULA recorded approximately $8.8 million in pre-tax gains from their portion of the sale. The gain included approximately $2.5 million associated with the estimated fair value of the mortgage servicing rights retained on the pool. In December 1998, Metropolitan participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million of structured settlements at amortized cost, with $21.8 million provided by Metropolitan, were sold with proceeds, after costs, of approximately $39.7 million, of which $23.2 million was allocated to Metropolitan. With an amortized carrying value of approximately $21.8 million in the structured settlements sold in the securitization, Metropolitan recorded approximately $1.4 million in pre-tax gains from their portion of the sale. In March 1999, the Company and its subsidiary, WULA, participated as co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., II, an affiliated company. Approximately $124.8 million of receivables were sold in the securitization. The Company, including subsidiary, recorded approximately $8.1 million in pre-tax gains from the sale.

     In March 1999, the Company recorded the income tax benefits from the disposition of an investment strategy, which also generated additional losses for income tax purposes. These losses were used to offset certain income tax temporary differences. The Company recorded approximately $14.0 million in income tax benefits associated with the transactions, which reduced deferred income taxes previously recorded. The Company incurred an approximate $2.6 million investment loss associated with the transaction.

Financial Condition and Liquidity:

     As of March 31, 2000, the Company had cash or cash equivalents of $17.3 million and liquid investments (trading or available-for-sale securities) of $288.5 million compared to $20.4 million in cash and cash equivalents and $201.3 million in liquid investments at September 30, 1999. Management believes that cash and cash equivalents and other liquidity provided by investments and available lines of credit, along with the Company's ability to securitize real estate collateralized receivables, are adequate to meet planned asset additions, debt retirements or other business operational requirements during the next twelve months. Total cash and investments at March 31, 2000, including held-to-maturity securities, were $370.7 million as compared to $290.0 million at September 30, 1999.

     Funds provided by operating activities of $10.0 million were primarily the result of an increase in life and annuity reserves of $22.2 million and a decrease in other assets of $12.8 million. These changes were only partially offset by $10.9 million in earned discounts and $10.9 million in gains on investments and receivables.

     Funds provided by investing activities of $39.8 million were primarily the result of sale proceeds and collections of receivables of $431.8 million, proceeds from the sale of real estate of $16.6 million and sales and maturities of investments of $13.4 million. These changes were partially offset by $337.5 million of new receivable acquisitions, purchase of available-for-sale securities of $74.6 million, and additions to real estate held of $4.9 million, and capital expenditures of $5.0 million.

     Funds used in financing activities of $52.9 million were primarily the result of decreases in borrowings of $47.3 million, the net cash outflow of $16.9 million in life and annuity products, repayments of other debt of $3.1 million, and cash dividends of $2.4 million. These changes were only partially offset by the net cash inflow from debenture sales less maturities of $12.7 million, and issuance of preferred stock, including reinvestment of preferred stock dividends, net of redemptions of $4.4 million.

     Total assets decreased by $32.6 million to $1,198.4 million at March 31, 2000 from $1,231.0 million at September 30, 1999.

     The receivable portfolio totaled $612.6 million at March 31, 2000 compared to $714.2 million at September 30, 1999. During the six months ended March 31, 2000, the decrease primarily resulted from the principal collections on receivables of $94.2 million, reduction for the cost basis of receivables sold of $346.4 million and reductions due to foreclosed receivables of approximately $12.2 million, exceeding the acquisition of receivables totaling $337.5 million.

     Real estate held for sale and development decreased $4.6 million to $81.1 million at March 31, 2000 from $85.7 million at September 30, 1999. The cost of real estate sold of $19.1 million, depreciation of $0.6 million and charge offs to the allowance for losses of $2.1 million were only partially offset by real estate additions of $17.1 million, including $12.2 million of foreclosed receivables.

     Life insurance and annuity policy reserves increased $5.3 million during the six months ended March 31, 2000 to approximately $801.0 million from $795.7 million at September 30, 1999. This increase was the result of receipts from sales of new life and annuity products of $52.3 million and an increase in the required reserves of $22.2 million, which were partially offset by withdrawals, net of ceding activity, in the amount of $69.2 million. Net debenture bonds outstanding increased $9.3 million to $208.2 million at March 31, 2000 from $198.9 million at September 30, 1999. Net cash inflows from sales of debentures less maturities were approximately $12.7 million less an additional $3.3 million increase in compounded and accrued interest. Additionally, the Company had cash flow, net of redemptions, of approximately $4.4 million from the sales of preferred stock and the reinvestment of preferred stock dividends during the six months ended March 31, 2000.

     During the six month period ended March 31, 2000, the Company had a net decrease in borrowings of $50.1 million to an approximate outstanding amount of $87.2 million on March 31, 2000. Part of the reduction in borrowings resulted from activity related to the securitization of receivables. The Company collateralizes a portion of the receivables acquired for securitization through a line of credit agreement. At the time of securitization, a portion of the proceeds are used to payoff the line of credit. During the six months ended March 31, 2000, line of credit borrowings had a net decrease of $22.2 million. Additionally, the Company paid off $25.0 million in short term borrowings that were collateralized by certain securities in the investment portfolio.

     At March 31, 2000, the Company had net unrealized losses on securities available-for-sale in the amount of $4.7 million as compared to unrealized losses of $3.6 million at September 30, 1999. Net unrealized losses on securities available-for-sale are presented as accumulated other comprehensive loss in stockholders' equity.


Results of Operations:

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999.

     The Company originated and purchased $342.4 million in real estate contracts, mortgage notes and other cash flow receivables for the six month period ended March 31, 2000, compared to $264.9 million for the six month period ended March 31, 1999. Individual seller-financed loans acquired from the private market totaled $103.0 million or 30.1% of total production for the six month period ended March 31, 2000. Loans acquired from the capital markets and correspondents total $72.2 million or 21.1% of total production for the six month period ended March 31, 2000. Loans originated through the Company's Metwest subsidiary totaled $123.8 million or 36.2% of total production for the six month period ended March 31, 2000. Purchases of lottery, structured settlements and annuities totaled $23.1 million or 6.7% of total production for the six month period ended March 31, 2000. All other production of receivables including leasing, loans to facilitate the sale of the Company's development properties and purchases from affiliates, totaled $20.3 or 5.9% of total production for the six month period ended March 31, 2000.

     The loss before income taxes and minority interest for the six months ended March 31, 2000 was $2.0 million on $85.5 million in revenues compared to $6.5 million in income on $84.1 million in revenues for the six month period ended March 31, 1999. Gains on sales of receivables decreased from $19.7 million to $9.7 million. This decrease was primarily the result of a $9.0 million reduction in securitization gains. The securitization gains decreased from $18.3 million on $344.9 million of receivables sold for the six months ended March 31, 1999, to $9.3 million on $353.5 million of receivables sold for the six months ended March 31, 2000. The decrease in securitization gains resulted mainly from increasing interest rates as investors in the Company's mortgage-backed securities demand higher yields in line with competing financial instruments. Market changes, including increased competition, has also reduced the yields at which the Company can acquire securitizable product. These reduced yields have also contributed to the decrease in securitization gains. The other $1.0 million decrease in gains on receivables was the result of receivable sales to affiliates and other third parties in the prior year.

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company's results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

     The Company is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve.

     During the six month period ended March 31, 2000, the Company reported a positive spread on its interest sensitive assets and liabilities of $11.8 million compared to $12.9 million in the prior years period. Interest and earned discount on receivables decreased $2.2 million to $33.1 million for the six month period ended March 31, 2000, compared to $35.3 million for the six month period ended March 31, 1999. The decrease in interest and earned discount was primarily the result of a decrease in the average receivable portfolio balance due to securitization activity in addition to the Company experiencing reduced yields on its real estate receivable production. Other investment income increased $3.8 million to $13.6 million for the six month period ended March 31, 2000 from $9.7 million for the six months ended March 31, 1999 as the Company increased its securities investment portfolio. Interest expense and insurance policy and annuity benefits increased $2.9 million for the six month period ended March 31, 2000 to $35.3 compared to $32.4 for the six month period ended March 31, 1999. The increase was primarily the result of a growth in the Company's average borrowing balance in addition to the repricing of interest sensitive liabilities in a rising interest rate environment.

     During the six months ended March 31, 2000, the Company realized net gains on investments of $1.2 million, including mark-to-market adjustments on trading securities, compared to a net loss of $3.1 million for the six month period ended March 31, 1999. The current period net gains were the result of $1.4 million in mark-to-market gains which exceeded $0.2 million in realized losses on the sale of investments. The mark-to-market gains in the current period were primarily the result of implementing a portfolio diversification strategy. As part of the strategy to add additional diversification to the investment portfolio, the Company contracted with an outside portfolio manager to establish an equity securities portfolio. The mark-to-market gains on the equity portfolio for the six month period ended March, 31, 2000 were $1.1 million. The prior year's loss of $3.1 million includes both sales gains and mark-to-market losses as higher interest rates and increased spreads to treasuries decreased the valuation of certain trading securities. Additionally, included in the prior year's period are approximately $2.6 million in investment loss associated with the implementation of the tax strategy.

     Gains on sales of real estate increased $1.9 million from $0.6 million for the six months ended March 31, 1999 to $2.5 million for the six months ended March 31, 2000. The Company is in the real estate market primarily due to its repossession of properties following receivable default. The Company is also engaged in the development of various properties acquired in the course of its business through repossession or as an investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase stability and to maximize profit potential. The increase in gains on real estate was primarily the result of an increase in development property gains of $1.3 million from $0.3 million to $1.6 million.

     During the six month period ended March 31, 2000, the Company has experienced a growth in operating expenses and salaries and employee benefits in comparison to the six month period ended March 31, 1999. The $4.2 million increase in salaries and employee benefits resulted primarily from the Company's investment into new areas of business such as leasing, commercial lending, and loan origination, in addition to the administrative and technical support needed to support the new areas of business. Commissions paid to agents increased $2.5 million to $5.8 million for the six months ended March 31, 2000, compared to $3.3 million for the six month period ended March 31, 1999. The increase in agent commission expense reflects the growth in the insurance annuity and life production. The increased commissions also contributed to the reduction in deferred acquisition cost amortization, net of costs capitalized of $1.7 million.

    The Company's benefit for income taxes decreased $11.0 million to a provision of $0.7 million for the six months ended March 31, 2000 from a benefit of $11.7 million for the six months ended March 31, 1999. Last year, the Company recorded the income tax benefits from the disposition of an investment strategy, which also generated additional losses for income tax purposes. These losses were used to offset certain income tax temporary differences. The Company recorded approximately $14.0 million in income tax benefits associated with the transactions, which reduced deferred income taxes previously recorded.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

     The Company originated and purchased $184.2 million in real estate contracts, mortgage notes and other cash flow receivables for the three months ended March 31, 2000, compared to $140.0 million for the three months ended March 31, 1999. Individual seller-financed loans acquired from the private market totaled $51.8 million or 28.1% of total production for the three month period ended March 31, 2000. Loans acquired from the capital markets and correspondents total $33.5 million or 18.2% of total production for the three month period ended March 31, 2000. Loans originated through the Company's Metwest subsidiary totaled $72.4 million or 39.3% of total production for the three month period ended March 31, 2000. Purchases of lottery, structured settlements and annuities totaled $13.4 million or 7.8% of total production for the three month period ended March 31, 2000. All other production of receivables including leasing and loans to facilitate the sale of the Company's development properties totaled $13.1 or 6.6% of total production for the three month period ended March 31, 2000.

     Net income before preferred dividends for the three months ended March 31, 2000 decreased $13.0 million to $.5 million on $46.7 million in revenues for the three month period ended March 31, 2000, compared to $13.5 million net income on $40.2 million in revenues for the three month period ended March 31, 1999. Gains on sales of receivables decreased from $8.0 million to $4.4 million. This decrease was primarily the result of a reduction in securitization gains. The securitization gains decreased from $8.1 million on $124.8 million of receivables sold for the three months ended March 31, 1999, to $4.2 million on $148.7 million of receivables sold for the three months ended March 31, 2000. The decrease in securitization gains resulted mainly from increasing interest rates as investors in the Company's mortgage-backed securities demand higher yields in line with competing financial instruments. Market changes, including increased competition, has also reduced the yields at which the Company can acguire securitizable receivables. These reduced yields have also contributed to the decrease in secutization gains.

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company's results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annutiy benefits.

     The Company is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve.

     During the three month period ended March 31, 2000, the Company reported a positive spread on its interest sensitive assets and liabilities of $6.1 million compared to $5.9 million in the prior years period. Interest and earned discount on receivables increased slightly to $16.8 million during the three month period ended March 31, 2000, compared to $16.6 million for the three month period ended March 31, 1999. Other investment income increased $1.6 million to $7.1 million for the three month period ended March 31, 2000 from $5.5 million for the three months ended March 31, 1999 as the Company has increased its securities investment portfolio. Interest expense and insurance policy and annuity benefits increased $1.6 million for the three month period ended March 31, 2000 to $17.8 compared to $16.2 for the three month period ended March 31, 1999. The increase was primarily the result of a growth in the Company's average borrowing balance.

     During the three months ended March 31, 2000, the Company realized net gains on investments of $2.2 million, including mark-to-market adjustments on trading securities, compared to a net loss of $2.8 million for the three month period ended March 31, 1999. The current period net gains were the result of $2.0 million in mark-to-market gains in addition to $0.2 million in realized gains on the sale of investments. The mark-to-market gains in the current period were partially the result of implementing a portfolio diversification strategy. As part of the strategy to add additional diversification to the investment portfolio, the Company contracted with an outside portfolio manager to establish an equity securities portfolio. The mark-to-market gains on the equity portfolio for the three month period ended March, 31, 2000 was $.8 million. Additionally, due to the tightening of spreads to treasuries during the second quarter, the valuation of certain trading securities increased by $1.2 million.

     Gains on sales of real estate increased $1.2 million from $0.3 million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000. The Company is in the real estate market due primarily to its repossession of properties following receivable default. The Company is also engaged in the development of various properties acquired in the course of its business through repossession or as an investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase stability and to maximize profit potential. The increase in gains on real estate was primarily the result of an increase in development property gains of $1.1 million from $0.1 million to $1.2 million.

     During the three month period ended March 31, 2000, the Company has experienced a growth in operating expenses and salaries and employee benefits in comparison to the three month period ended March 31, 1999. The $3.2 million increase in these expenses resulted primarily from the Company's investment into new areas of business such as leasing, commercial lending, and loan origination, in addition to the administrative and technical support needed to support the new areas of business. The $42.2 million increase in origination and acquisition of receivables from last year also contributed to the increase in expenses. Commissions paid to agents increased $1.0 million to $3.1 million for the three months ended March 31, 2000, compared to $2.1 million for the three month period ended March 31, 1999. The increase in agent commission expense reflects the growth in the insurance annuity and life production. Deferred acquisition cost amortization, net of costs capitalized decreased to $0.6 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. The decrease was the result of $0.4 million in additional deferred cost amortization being offset by the $1.0 million in additional capitalized agent commissions.

     The Company's benefit for income taxes decreased $14.3 million to a provision of $0.2 million for the three months ended March 31, 2000 from a benefit of $14.1 million for the three months ended March 31, 1999. Last year, the Company recorded the income tax benefits from the disposition of an investment strategy, which also generated additional losses for income tax purposes. These losses were used to offset certain income tax temporary differences. The Company recorded approximately $14.0 million in income tax benefits associated with the transactions, which reduced deferred income taxes previously recorded

New Accounting Rules:

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

              11. Statement indicating Computation of Per-Share Earnings (see Condensed Consolidated Financial Statements).

             *27.    Financial Data Schedule

             *Filed herewith.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 15th day of May, 2000 on its behalf by the undersigned, thereunto duly authorized.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC.

          /s/ C. PAUL SANDIFUR, JR.

          ______________________________________________
          C. Paul Sandifur, Jr.
          Chairman, President, Chief Executive Officer


          /s/ WILLIAM SNIDER

          ______________________________________________
          William Snider
          Vice President, Chief Financial Officer


          /s/ JULIE HANLEY

          ______________________________________________
          Julie Hanley
          Vice President, Principal Accounting Officer

34