Form 10-Q
period 2000-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2000-08-14
CIK 65384

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2000

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

     Common "A":  97 shares at July 31, 2000.
     Common "B":   0 shares at July 30, 2000.

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

     Consolidated Balance Sheets
     As of June 30, 2000 and September 30, 1999 (unaudited)

     Consolidated Statements of Operations
     Three Months Ended June 30, 2000 and 1999 (unaudited)
     Nine Months Ended June 30, 2000 and 1999 (unaudited)

     Consolidated Statements of Comprehensive Income (Loss)
     Three Months Ended June 30, 2000 and 1999 (unaudited)
     Nine Months Ended June 30, 2000 and 1999 (unaudited)

     Consolidated Statement of Stockholders' Equity
     Nine Months Ended June 30, 2000 (unaudited)

     Consolidated Statements of Cash Flows
     Nine Months Ended June 30, 2000 and 1999 (unaudited)

     Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                   June 30,               September 30,
                                                     2000                      1999
                                              ----------------------------------------------
ASSETS
  Cash and cash equivalents                   $     30,199,717              $     20,406,837
  Investments
    Trading securities, at market                   61,473,452                    45,013,522
    Available-for-sale securities, at
      market                                       192,524,648                   156,263,086
    Held-to-maturity securities, at
      amortized cost (market value)
      $58,607,859 and $65,259,835)                  60,384,211                    66,441,407

  Accrued interest on investments                    3,180,240                     1,855,352
                                              ----------------              ----------------
     TOTAL CASH AND INVESTMENTS                    347,762,268                   289,980,204
                                              ----------------              ----------------
  Real estate contracts and mortgage notes
    receivable, net, including real estate
    contracts and mortgage notes
    receivable held for sale of
    approximately $144,724,000 and
    $201,815,000                                   552,754,988                   539,525,957
  Real estate held for sale and
    development,including foreclosed real
    estate                                          75,107,972                    85,747,433
                                              ----------------              ----------------
  Total receivables and real estate assets         627,862,960                   625,273,390
  Less allowance for losses                        (11,651,391)                   (9,318,072)
                                              ----------------              ----------------
  NET RECEIVABLES AND REAL ESTATE ASSETS           616,211,569                   615,955,318
                                              ----------------              ----------------
  Other receivable investments, net                186,177,952                   174,707,840
  Deferred acquisition costs, net                   66,354,728                    66,339,586
  Land, building and equipment, net of
     accumulated depreciation                       33,387,897                    26,342,123
  Mortgage servicing rights, net                    12,315,761                    10,898,621
  Deferred income taxes, net                         3,937,439                             -
  Other assets, net of allowance,
     including receivable from affiliates           32,315,907                    46,732,827
                                              ----------------              ----------------
     TOTAL ASSETS                             $  1,298,463,521              $  1,230,956,519
                                              ================              ================
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, continued
                                  (unaudited)

                                                      June 30,                  September 30,
                                                        2000                         1999
                                                 -----------------------------------------------

LIABILITIES
  Life insurance and annuity reserves            $    787,640,686               $    795,744,055
  Debenture bonds and accrued interest                218,795,531                    198,888,779
  Advances under line of credit                       139,518,724                     62,908,030
  Other debt payable                                   86,266,499                     74,436,600
  Accounts payable and accrued expenses                19,693,029                     11,274,411
  Deferred income taxes                                         -                     13,943,294
  Deferred income                                       1,129,942                              -
  Minority interest in consolidated
   subsidiaries                                         2,031,546                      2,056,887
                                                 ----------------               ----------------
   TOTAL LIABILITIES                                1,255,075,957                  1,159,252,056
                                                 ----------------               ----------------
STOCKHOLDERS' EQUITY
  Preferred stock, series A, B, C, D, E
    cumulative with variable rate, $10 par
    value, authorized 8,325,000, issued
    1,882,052 shares and 1,909,929 shares
    (liquidation preference $62,232,482
    and $53,094,517, respectively)                     18,820,518                     19,099,294

  Class A common stock-voting, $2,250 par
    value, authorized 222 shares, issued
    97 and 129 shares                                     218,250                        291,167
  Additional paid-in capital                           28,278,181                     22,522,036
  Retained earnings                                    17,258,806                     33,430,689
  Accumulated other comprehensive loss                (21,188,191)                    (3,638,723)
                                                 ----------------               ----------------
    TOTAL STOCKHOLDERS' EQUITY                         43,387,564                     71,704,463
                                                 ----------------               ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'          $  1,298,463,521               $  1,230,956,519
      EQUITY
                                                 ================               ================

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                       Three Months Ended             Nine Months Ended
                                                                             June 30,                      June 30,
                                                                       2000           1999            2000           1999
                                                                ------------------------------------------------------------
REVENUES
 Insurance premiums earned                                        $    189,057    $   216,912    $    648,998   $    519,693
 Interest on receivables                                            10,821,607     12,643,847      32,989,515     37,434,109
 Earned discount on receivables                                      5,004,856      4,688,264      15,946,677     15,175,434
 Other investment income                                             8,116,196      5,521,394      21,673,132     15,241,564
 Real estate sales                                                  10,610,080     11,190,586      32,187,906     29,489,659
 Fees, commissions, service and other income                         3,259,761      2,062,206       9,039,885      6,018,329
 Investment losses, net                                             (3,278,151)      (570,515)     (2,031,426)    (3,703,708)
 Realized gains on sales of receivables                                 26,795        239,961       9,698,914     19,906,860
                                                                  ------------   ------------    ------------   ------------
   TOTAL REVENUES                                                   34,750,201     35,992,655     120,153,601    120,081,940
                                                                  ------------   ------------    ------------   ------------
EXPENSES
 Insurance policy and annuity benefits                              10,814,789     10,934,504      33,690,109     32,573,784
 Interest expense                                                    6,979,265      5,363,797      19,400,090     16,087,921
 Cost of real estate sold                                           10,624,036     10,386,467      29,693,903     28,095,061
 Provision for losses on real estate assets                          3,626,780      1,907,510       9,162,875      7,547,318
 Provision for losses on other assets                                2,664,197        (14,000)      3,618,775        708,000
 Servicing rights valuation                                          1,365,343       (113,120)      1,306,958       (171,505)
 Salaries and employee benefits                                      8,874,031      5,993,450      24,058,548     16,939,081
 Commissions to agents                                               3,440,137      2,254,257       9,261,659      5,588,621
 Other operating and underwriting expenses                           3,207,154        936,175       7,532,665      4,948,402
 Amortization of deferred acquisition costs, net of costs
  capitalized                                                          534,056      1,168,266       1,798,066      4,071,971
                                                                  ------------   ------------    ------------   ------------
   TOTAL EXPENSES                                                   52,129,788     38,817,306     139,523,648    116,388,654
                                                                  ------------   ------------    ------------   ------------
Income (loss) before income taxes and minority interest                                           (19,370,047)     3,693,286
                                                                   (17,379,587)    (2,824,651)
Benefit for income taxes                                             6,033,630        985,285       6,772,809     12,697,277
                                                                  ------------   ------------    ------------   ------------
Income (loss) before minority interest                             (11,345,957)    (1,839,366)    (12,597,238)    16,390,563

Income (loss) of consolidated subsidiaries allocated to
 minority stockholders                                                 117,781        (16,790)         25,341       (305,000)
                                                                  ------------   ------------    ------------   ------------
Net income (loss)                                                  (11,228,176)    (1,856,156)    (12,571,897)    16,085,563
Preferred stock dividends                                           (1,146,487)      (910,479)     (3,374,653)    (2,638,929)
                                                                  ------------   ------------    ------------   ------------

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                   $(12,374,663)  $ (2,766,635)   $(15,946,550)  $ 13,446,634
                                                                  ============   ============    ============   ============
Basic and diluted income (loss) per share applicable to common
 stockholders                                                     $  (105,766)   $   (21,282)    $   (127,572)  $   103,436
                                                                  ===========    ===========     ============   ===========

Weighted average number of shares of common stock outstanding             117            130              125           130
                                                                  ===========    ===========     ============   ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (unaudited)

                                                                       Three Months Ended            Nine Months Ended
                                                                            June 30,                      June 30,
                                                                       2000          1999          2000           1999
                                                                -----------------------------------------------------------
 NET INCOME (LOSS)                                                $(11,228,176)   $(1,856,156)  $(12,571,897)   $16,085,563

 OTHER COMPREHENSIVE INCOME (LOSS):
   Change in unrealized income (loss) on investments               (25,439,482)       428,199    (26,998,914)    (4,225,279)

   Less deferred income tax provision (benefit)                     (8,904,035)       144,586     (9,449,446)    (1,446,595)
                                                                  ------------    -----------   ------------    -----------
 Net other comprehensive income (loss)                             (16,535,447)       283,613    (17,549,468)    (2,778,684)
                                                                  ------------    -----------   ------------    -----------
 Comprehensive income (loss)                                      $(27,763,623)   $(1,572,543)  $(30,121,365)   $13,306,879
                                                                  ============    ===========   ============    ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                   Accumulated
                                                                  Additional          Other
                                     Preferred       Class A        Paid-In       Comprehensive        Retained
                                       Stock      Common Stock      Capital       Income (Loss)        Earnings       Total
                                    -----------      --------     -----------     -------------     ------------   ------------
Balance, September 30, 1999         $19,099,294      $291,167     $22,522,036      $(3,638,723)     $ 33,430,689   $ 71,704,463

Net loss                                                                                             (12,571,897)   (12,571,897)
Net change in unrealized losses
 on investments, net of taxes                                                       (17,549,468)                    (17,549,468)
Cash dividends, common                                                                                  (225,333)      (225,333)
Cash dividends, preferred
 (variable rate)                                                                                      (3,374,653)    (3,374,653)
Redemption and retirement of
 common stock                                         (72,917)     (3,139,268)                                       (3,212,185)
Redemption and retirement of
 preferred stock                     (1,334,511)                      (84,834)                                       (1,419,345)
Sale of variable rate preferred
 stock, net                           1,055,735                     8,980,247                                        10,035,982
                                    -----------      --------     -----------        ------------   ------------   ------------
Balance, June 30, 2000              $18,820,518      $218,250     $28,278,181        $(21,188,191)  $ 17,258,806   $ 43,387,564
                                    ===========      ========     ===========        ============   ============   ============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Nine Months Ended June 30,
                                                                     2000                        1999
                                                               ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $      (12,571,897)        $      16,085,563
    Adjustments to reconcile net income (loss) to net
    cash from operating activities
      Proceeds from sales of trading securities                        18,444,597                 6,538,788
      Proceeds from maturities of trading securities                      578,404                   381,426
      Acquisition of trading securities                               (38,800,599)              (42,892,368)
      Earned discounts on receivables                                 (15,946,677)              (15,175,434)
      Gains on investments and receivables, net                        (7,667,488)              (16,203,152)
      Gains on sales of real estate                                    (2,494,003)               (1,394,598)
      Provision for losses on real estate assets                        9,162,875                 7,547,318
      Provision for losses on other assets                              3,618,775                   708,000
      Depreciation and amortization                                     3,679,921                 4,564,793
      Minority interests                                                  (25,341)                  305,000
      Deferred income tax provision (benefit)                          (8,467,685)               (7,594,572)
      Changes in assets and liabilities:
        Deferred costs                                                    (15,142)                3,664,330
        Life insurance and annuity reserves                            32,823,855                31,949,156
        Compound and accrued interest on debentures
        and debt payable                                               (3,695,426)                1,516,578
        Other assets                                                   12,120,177               (10,589,906)
        Accrued interest on receivables and
        investments                                                    (2,179,997)               (2,633,910)
        Accounts payable and accrued expenses                           8,418,618                   602,690
        Other, net                                                       (120,400)               (3,628,540)
                                                               ------------------        ------------------
          Net cash provided used in operating
          activities                                                   (3,137,433)              (26,248,838)
                                                               ------------------        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Principal payments on real estate contracts and
      mortgage notes and other receivables                            135,794,677               108,784,723
    Proceeds from real estate sales                                    24,357,069                22,763,866
    Proceeds from investment maturities                                13,274,769                29,297,583
    Proceeds from sale of available-for-sale securities                11,674,531                 6,853,358
    Purchase of available-for-sale securities                         (81,540,232)              (94,152,657)
    Purchase of held to maturity investments                             (187,026)                        -
    Proceeds from sale of real estate contracts and
      mortgage notes and other receivables                            349,656,536               420,206,011
    Acquisition of real estate contracts and mortgage
      notes and other receivables                                    (495,227,486)             (458,333,730)
    Additions to real estate held                                      (7,272,460)              (12,855,675)
    Increase in mortgage servicing rights                              (1,417,139)               (2,479,499)
    Capital expenditures                                               (8,788,465)               (1,465,756)
                                                               ------------------        ------------------
      NET CASH PROVIDED BY (USED IN)                                  (59,675,226)               18,618,224
        INVESTING ACTIVITIES
                                                               ------------------        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in borrowings                                  88,616,391                31,379,850
    Receipts from life and annuity products                            83,094,001                86,328,643
    Withdrawals on life and annuity products                         (135,024,374)              (82,126,712)
    Ceding of life and annuity products to reinsurers                  (3,891,526)              (34,916,336)
    Reimbursement of life and annuity products from
      reinsurers                                                       14,894,676                 2,402,812
    Repayment of debt payable                                            (491,891)               (1,371,939)
    Issuance of debenture bonds                                        68,133,833                28,463,256
    Issuance of preferred stock                                        10,035,982                 2,235,096
    Repayment of debenture bonds                                      (44,530,037)              (29,918,394)
    Cash dividends                                                     (3,599,986)               (2,873,663)
    Redemption of preferred stock                                      (1,419,345)                 (306,628)
    Redemption of common stock                                         (3,212,185)                        -
                                                               ------------------        ------------------
      NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                                     72,605,539                  (704,015)
                                                               ------------------        ------------------
Net change in cash and cash equivalents                                 9,792,880                (8,334,629)
Cash and cash equivalents at beginning of period                       20,406,837                31,733,362
                                                               ------------------        ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $       30,199,717        $       23,398,733
                                                               ==================        ==================

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Metropolitan Mortgage & Securities, Inc and subsidiaries (the "Company) as of June 30, 2000, the results of operations for the three and nine months ended June 30, 2000 and 1999 and the cash flows for the nine months ended June 30, 2000 and 1999. The results of operations for the nine months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1999 Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

Recent Accounting Developments- In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years after December 15, 1998. The Company adopted this standard effective October 1, 1999 with no material effect on its consolidated financial statements.

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

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of Effective Date of SFAS 133" ("SFAS No. 137") was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000, however, earlier application is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of the application of this statement on its consolidated financial statements.

Securitizations

Loan securitizations are generally structured as follows: First, the Company sells a portfolio of mortgage loans to a special purpose entity (SPE) which has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the REMIC or Trust), and the Trust in turn issues interest-bearing asset-backed securities (the Certificates) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate representing a residual interest in the payments on the securitized loans.

     At the closing of each securitization, the Company removes the mortgage loans sold from its consolidated balance sheet and adds to its consolidated balance sheet the cash received, and any interest in the mortgage loans retained from the securitizations in the form of certificates, residuals and servicing asset. The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the Certificates to outside investors and any portion retained (certificates, residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The excess of the cash received and the assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

Occasionally, the Company will participate as Co-sellers in a securitization with an affiliate, Summit Securities, Inc. and its subsidiaries.

The following tables summarizes the Company's real estate securitization activity for the nine months ended June 30, 2000 and 1999.

                                     Nine Months Ended June 2000
                                 Principal                   Contributed             Company
         Month                  Securitized                   By Company           Pre-Tax Gain
----------------------------------------------------------------------------------------------------
October 1999                    $      51,497,970            $      51,497,970       $     1,304,680
November 1999                         153,267,828                  153,267,828             3,955,692
March 2000                            148,747,859                  148,747,859             4,200,320
                        ----------------------------------------------------------------------------
Total                           $     353,513,657            $     353,513,657       $     9,460,692
                        ----------------------------------------------------------------------------

                                     Nine Months Ended June 1999
                                 Principal                   Contributed             Company
Month                           Securitized                   By Company           Pre-Tax Gain
----------------------------------------------------------------------------------------------------

November 1998                   $     194,442,809            $     182,413,958       $     9,032,676
March 1999                            124,753,403                  124,753,403             7,644,573
                        ----------------------------------------------------------------------------
Total                           $     319,196,212            $     307,167,361       $    16,677,249
                        ----------------------------------------------------------------------------

The following table summarizes the Company's securitization activity of other receivables for the nine months ended June 30, 1999.

                                Book Value                   Contributed             Company
Month                          Securitized                    By Company           Pre-Tax Gain
----------------------------------------------------------------------------------------------------
December 1998                  $       37,715,101            $      21,750,683       $     1,462,479

Residuals

Since the Annual Percentage Rate (APR) of the mortgage loans are greater than the pass-through rate on the certificates, there is more cash generated from the pool of mortgages than what is needed to reduce the non-residual certificates to zero. A portion of the total excess cash flow is used to (i) pay the master servicer a servicing fee for the servicing and collection of the receivables
(ii) pay the trustee for services performed, and (iii) cover losses incurred on default loans. Any remaining cash flow will eventually be passed through to the Company over the life of the securitization. The excess cash flow to be passed through to the Company is commonly referred to as the Residual.

The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "held-for-trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "held-for-trading" are included in earnings. Changes in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity until realized. The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. The assumptions used for valuing the residual certificates as of June 30, 2000 were as follows:

                                               Assumptions
          Prepayment rates                      12% - 16%
          Default rate                        1.75% - 4.6%
          Loss severity                         35% - 44%
          Discount rate                            12%

During the quarter ended June 30, 2000, the Company recorded pre-tax valuation adjustments to the held-for-trading and available-for-sale of $2.0 million and $19.5 million, respectively.

Mortgage Servicing Rights

At the closing of each securitization, the Company measures the servicing asset retained at the allocated previous carrying amount based on relative fair values. Subsequent valuations of the servicing rights are performed to determine if there has been any impairment to the asset. The amount of any impairment recognized is the amount by which the carrying amount of the servicing rights exceed their fair value. The Company calculates the fair value of the servicing rights by discounting the expected net cash flow from its servicing activity. The net cash flow is measured as the amount by which the expected revenues from contractually specified servicing fees, late charges, and other ancillary sources including "float" exceeds the estimated cost of servicing the assets. When determining the expected cash flow, the Company must estimate (i) the future rates of prepayments (ii) ancillary income and (iii) cost of servicing. The assumptions used for valuing the mortgage servicing rights as of June 30, 2000 were as follows:

                                               Assumptions
                                          ----------------------
          Discount rate                            10%
          Prepayment rate                       12% - 16%
          Ancillary income rate               30 basis points,
                                                 annually

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $23.5 million at June 30, 2000 and $30.0 million at September 30, 1999

     The carrying amount of other receivables as to which payments were in arrears was $7.1 million at June 30, 2000 and $5.3 at September 30, 1999

     The Company periodically pledges investments as collateral for borrowings. As of June 30, 2000, the Company had pledged $73.8 million of its investments.

2.   Segment Reporting

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

Information about the Company's separate business segments and in total as of and for the nine and three month period ended June 30, 2000 and 1999 is as follows:

                                         As of and for the nine month period ended June 30, 2000
                     ----------------------------------------------------------------------------------------------
                      Investing          Insurance         Property           Intersegment        Total
                                                           Development        Elimination
                     ----------------------------------------------------------------------------------------------
Revenues              $  59,621,158      $  59,916,526     $  7,527,475       $  (6,911,558)      $  120,153,601
Income (loss)
from  operations        (16,574,025)        (2,524,836)        (271,186)                  -          (19,370,047)
Identifiable
assets, net             434,283,795        939,682,477       58,048,035        (133,550,786)       1,298,463,521
Depreciation and          2,548,264            248,957          882,700                   -            3,679,921
 amortization
Capital
expenditures              8,596,073            192,392                -                   -            8,788,465


                                         As of and for the three month period ended June 30, 2000
                     ----------------------------------------------------------------------------------------------
                      Investing          Insurance         Property           Intersegment        Total
                                                           Development        Elimination
                     ----------------------------------------------------------------------------------------------
Revenues             $  14,965,718       $  19,423,068     $  3,083,693       $  (2,722,278)      $  34,750,201
Income (loss)
from operations        (10,196,376)         (7,085,890)         (97,321)                  -         (17,379,587)
Identifiable
assets, net            434,283,795         939,682,477       58,048,035        (133,550,786)      1,298,463,521
Depreciation and         1,006,596              85,233          269,900                   -           1,361,729
amortization
Capital
expenditures             3,805,366              4,510                 -                   -           3,809,876


                                         As of and for the nine month period ended June 30, 1999
                     ----------------------------------------------------------------------------------------------
                      Investing          Insurance         Property           Intersegment        Total
                                                           Development        Elimination
                     ----------------------------------------------------------------------------------------------
Revenues              $  54,039,092      $  62,696,045     $  12,189,730      $  (8,842,927)      $  120,081,940
Income (loss)
from operations           3,587,546          2,547,880        (2,442,140)                              3,693,286
Identifiable
assets, net             397,147,363        945,020,096        63,983,174       (141,095,045)       1,265,055,588
Depreciation and          1,846,913            226,055         2,491,825                  -            4,564,793
 amortization
Capital
expenditures              1,427,339             38,417                 -                  -            1,465,756

                                         As of and for the three month period ended June 30, 1999
                     ----------------------------------------------------------------------------------------------
                      Investing          Insurance         Property           Intersegment        Total
                                                           Development        Elimination
                     ----------------------------------------------------------------------------------------------
Revenues              $  13,854,177      $  19,827,232     $  3,809,030       $  (1,497,784)      $   35,992,655
Income (loss)
from operations          (3,525,525)           537,262          163,612                               (2,824,651)
Identifiable
assets, net             397,147,363        945,020,096       63,983,174        (141,095,045)       1,265,055,588
Depreciation and            642,501             79,743          391,825                   -            1,114,069
amortization
Capital
expenditures                922,676              9,693                -                   -              932,369

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

     The Company's (the "Consolidated Group") principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, equipment leases and other investments. The receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Company predominantly invests in receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Company's real estate receivables include A-, B and C credit quality obligors. In addition to investing in existing receivables, the Company also originates non-conventional, A-, B and C credit borrower loans through its Metwest subsidiary.

Individual Receivable Acquisition Sources

     Historically, the majority of the Company's real estate receivables were acquired as individual receivable acquisitions. The Company's principal source for private market receivables is independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations that own and wish to sell a receivable.

Capital Markets Acquisition Sources

     In the recent past, the Company acquired pools of real estate receivables through its capital markets department. These portfolios may be either seller or institutionally originated. They may be acquired from brokers, banks, savings and loans organizations, mortgage broker firms or other financial institutions. However, the investment yields on capital market acquisitions are generally lower than private market acquisitions. Therefore, the Company recently scaled-back these acquisition sources.

Loan Origination Sources

     The Company, through its Metwest subsidiary, originates first lien residential mortgage loans, including both fixed and adjustable interest rate loans. Metwest is currently licensed for such mortgage loans as a lender or is exempt from licensing as a wholesale lender in thirty states and as a retail lender in thirty-four states.

Correspondent Lending Sources

     The Company also acquires real estate loans through correspondent agreements. Under these agreements, the Company agrees to purchase loans at a specified yield immediately after their origination, so long as the loans comply with the Company's specified underwriting guidelines. Many of these loans are insured by a primary mortgage guaranty insurance policy. In addition, loan correspondents may also submit loans that do not meet established underwriting guidelines for individual evaluation and pricing, which is done by Metwest. Each correspondent makes standard representations and warranties with respect to each loan and has certain limited repurchase obligations.

Lottery, Structured Settlement, Annuity and Lease Sources

     The Company also negotiates the purchase of receivables that are not collateralized by real estate, such as structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments that cannot be cashed in directly with the issuing insurance company. The Company's source for these investments is generally private brokers who specialize in these types of receivables.

     Leases have been acquired through brokers who specialize in these types of assets, primarily business equipment. Currently, management plans to begin to establish strategic alliances with other equipment lessors, financial institutions and equipment vendors to expand its leasing activities. There can be no assurance that these alliances will materialize or, if entered into, that they will be successful in expanding the leasing activities.

Securitizations

Loan securitizations are generally structured as follows: First, the Company sells a portfolio of mortgage loans to a special purpose entity (SPE) which has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the REMIC or Trust), and the Trust in turn issues interest-bearing asset-backed securities (the Certificates) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate representing a residual interest in the payments on the securitized loans.

     At the closing of each securitization, the Company removes the mortgage loans sold from its consolidated balance sheet and adds to its consolidated balance sheet the cash received, and any interest in the mortgage loans retained from the securitizations in the form of certificates, residuals and servicing asset. The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the Certificates to outside investors and any portion retained (certificates, residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The excess of the cash received and the assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

Occasionally, the Company will participate as Co-sellers in a securitization with an affiliate, Summit Securities, Inc. and its subsidiaries.

The following tables summarizes the Company's real estate securitization activity for the nine months ended June 30, 2000 and 1999.

                                      Nine Months Ended June 2000
                               Principal                   Contributed                 Company
         Month                Securitized                   By Company               Pre-Tax Gain
----------------------------------------------------------------------------------------------------

October 1999                  $    51,497,970              $     51,497,970          $     1,304,680
November 1999                     153,267,828                   153,267,828                3,955,692
March 2000                        148,747,859                   148,747,859                4,200,320
                              ----------------------------------------------------------------------
Total                         $   353,513,657              $    353,513,657          $     9,460,692
                              ----------------------------------------------------------------------

                                  Nine Months Ended June 1999
                               Principal                   Contributed                 Company
Month                         Securitized                   By Company               Pre-Tax Gain
----------------------------------------------------------------------------------------------------
November 1998                 $   194,442,809              $    182,413,958          $     9,032,676
March 1999                        124,753,403                   124,753,403                7,644,573
                              ----------------------------------------------------------------------
Total                         $   319,196,212              $    307,167,361          $    16,677,249
                              -----------------------------------------------------------------------


The following table summarizes the Company's securitization activity of other receivables for the nine months ended June 30, 1999.


                               Book Value                  Contributed                 Company
Month                         Securitized                   By Company               Pre-Tax Gain
----------------------------------------------------------------------------------------------------
December 1998                 $    37,715,101              $     21,750,683          $     1,462,479

Residuals

Since the Annual Percentage Rate (APR) of the mortgage loans is greater than the pass-through rate on the certificates, there is more cash generated from the pool of mortgages than what is needed to reduce the non-residual certificates to zero. A portion of the total excess cash flow is used to (i) pay the master servicer a servicing fee for the servicing and collection of the receivables
(ii) pay the trustee for services performed, and (iii) cover losses incurred on default loans. Any remaining cash flow will eventually be passed through to the Company over the life of the securitization. The excess cash flow to be passed through to the Company is commonly referred to as the Residual.

The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. During the quarter ended June 30, 2000, the Company adjusted its assumptions based on the actual historical performance of the loan pools. The assumptions used for valuing the residual certificates as of June 30, 2000 were as follows:


                                  Assumptions
          Prepayment rates         12% - 16%
          Default rate           1.75% - 4.6%
          Loss severity            35% - 44%
          Discount rate               12%

The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "held-for-trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "held-for-trading" are included in earnings. Changes in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity until realized. During the quarter ended June 30, 2000, the Company recorded pre-tax valuation writedowns to the held-for-trading and available-for-sale of $2.0 million and $19.5 million, respectively. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities.

Mortgage Servicing Rights

At the closing of each securitization, the Company measures the servicing asset retained at the allocated previous carrying amount based on relative fair values. Subsequent valuations of the servicing rights are performed to determine if there has been any impairment to the asset. The amount of any impairment recognized is the amount by which the carrying amount of the servicing rights exceed their fair value. The Company calculates the fair value of the servicing rights by discounting the expected net cash flow from its servicing activity. The net cash flow is measured as the amount by which the expected revenues from contractually specified servicing fees, late charges, and other ancillary sources including "float" exceeds the estimated cost of servicing the assets. When determining the expected cash flow, the Company must estimate (i) the future rates of prepayments (ii) ancillary income and (iii) cost of servicing. During the quarter ended June 30, 2000, the Company adjusted its assumptions based on the historical performance of the servicing activity. The assumptions used for valuing the mortgage servicing rights as of June 30, 2000 were as follows:

                                         Assumptions
                                     ---------------------

          Discount rate                       10%
          Prepayment rate                  12% - 16%
          Ancillary income rate         30 basis points,
                                            annually

During the quarter ended June 30, 2000, the Company recorded a valuation writedowns of $1.3 million for its servicing rights. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the carrying values of its servicing rights.

Liquidity and Capital Resources

     In addition to the liquidity provided through internal sources which include the sale and maturity of receivables and investments; receivable and portfolio earnings; and the sale of real estate; the following liquidity sources are available to the Company.

Collateralized Lines of Credit

Bank of America -

     The Company obtains funds through the sale and repurchase of receivables in accordance with a nonrecourse committed facility with Banc of America Securities LLL ("Banc of America" f/k/a NationsBanc Mortgage Captial Corporation). Pursuant to the terms of the facility, Metropolitan and Metwest may sell loans in an aggregate amount not to exceed $200 million from time to time to Banc of America for an agreed upon advance rate and shall repurchase such receivables at a specified price on a specified date. The Company's line-of-credit agreement contains certain financial tests, including a minimum net worth and a maximum debt to net worth ratio. Violation of these tests is an event of default under the agreement. As of June 30, 2000, the Company failed to maintain the required levels. The lender has issued a letter to the Company specifying that it will not exercise any rights under the agreement with respect to the default through September 14, 2000. The Company is working with the lender to amend the terms of the agreement eliminating the default, and believes that the parties will reach agreement before the date set out in the letter.

Federal Home Loan Bank of Seattle (FHLB)

     The Company has secured a line of credit agreement with the FHLB through its subsidiary, WULA. When an institution becomes a stockholder in the FHLB , it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At June 30, 2000, WULA had a stock investment in the FHLB of $2.9 million, which resulted in a borrowing capacity of $57 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At June 30, 2000, Western had pledged $68.8 million in eligible collateral with a market value of $70.5 million and a borrowing potential of $56.4 million. At June 30, 2000 Western had borrowed $49 million leaving an unused borrowing potential of $7.4 million. In the event the Company wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock and pledge additional eligible collateral.

Issuance of Annuity and Life Insurance Products

     The Company, through its WULA subsidiary, generates liquidity through the sale of annuities and to a lesser degree whole life and term insurance. The Company uses a network of approximately 1,400 independent producers to market its products in 16 states. Currently, the products that WULA offers are targeted to the middle income senior market. Generally, younger purchasers direct their savings and investment dollars to mutual funds and/or variable annuities, in light of a strong financial market; while senior citizens tend to be more conservative with their retirement dollars and may favor fixed annuity products. Nonetheless, Management anticipates that some younger buyers could be inclined to reallocate their retirement funds if the stock market continues to be volatile or if the market returns decline.

     The life insurance and annuity business is highly competitive. Western United competes with other financial institutions including ones with greater resources and greater name recognition. Premium volumes, annuity crediting rates and commissions to agents are particularly sensitive to competitive forces. WULA management believes it is in an advantageous position in this regard because of its earnings capability through investments in receivables compared to that of most other life insurance companies. Western United has been assigned a rating of "B+" ("Very Good") by A.M. Best Co., a nationally recognized insurance company rating organization. Best bases its ratings on a number of complex financial analyses, the length of time a company has been in business, the nature, quality, and liquidity of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of policyholders and insurance agents.

     WULA prices its new annuity products and renewals in order to achieve a positive spread between its annuity costs and the income from available receivable and other investments while also considering current annuity market rates of interest and competitive pressures. Flexible and single premium annuities are offered with surrender charges for periods that vary from one year to ten years. Management believes that the surrender charges in conjunction with current pricing policies enable the company to manage its insurance lapse rates and underlying interest rate risk.

Reverse Repurchase Agreements

     In order to increase liquidity, the Company may sell a group of securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price. The difference between the amount the Company received for the securities and the amount the Company will pay the broker-dealer when buying them back represents the interest. At June 30, 2000, the Company had $5.0 million in reverse repurchase agreements outstanding.


Issuance of Debt Securities and Preferred Stock

     Metropolitan engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through Metropolitan Investment Securities, Inc., an affiliated company. Currently, the Company has registered $100 million of Series III Debenture Bonds and 100,000 shares of preferred stock that carry a $100 issue price for a total preferred stock offering price of $10,000,000. Under these registrations which expire January 31, 2001, the Company had $73.3 million in unissued debenture bonds and $2.6 million in unissued preferred stock as of June 30, 2000.

     In December 1999, the Company successfully completed a $25 million publicly traded note offering listed with the Pacific Exchange. With the issuance of the publicly traded notes, the Company is no longer subject to the State of Washington regulations that previously imposed limits on the amount of debentures and preferred stock that the Company could have outstanding at any one time.

     For the nine month period ended June 30, 2000, $799.5 million in funds provided by the Company's various liquidity sources were used to (1) invest $594.4 million primarily in receivables, investments and capital expenditures,
(2) fund $192.2 million in debt maturities, life and annuity product surrenders, and the payment of dividends and (3) fund $3.1 million in operating activities.

     For the nine month period ended June 30, 1999, $738.7 million in funds provided by the Company's various liquidity sources were used to (1) invest $569.3 million primarily in receivables, investments and capital expenditures,
(2) fund $151.5 million in debt maturities, life and annuity product surrenders, and the payment of dividends and (3) fund $26.2 million in operating activities.

     Management believes that cash, cash equivalents and liquidity provided through the Company's liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

Results of Operations

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

     The net loss before income taxes and minority interest for the nine month period ended June 30, 2000 was $19.4 million on $120.2 million in revenues compared to $3.7 million in net income on $120.1 million in revenues for the nine month period ended June 30, 1999. The net loss after income taxes and minority interest for the nine months ended June 30, 2000 was $12.6 million compared to net income of $16.1 million for the nine months ended June 20, 1999. The June 30, 1999 net income included a $14.0 million in tax benefits from the disposition of an investment strategy that also generated additional losses for income tax purposes. These losses were used to offset certain income tax temporary differences.

The increase in net loss before income taxes and minority interest of $23.1 million was primarily due to:
        . a decrease in gains on sales of receivables of $10.2 million, . an increase in provisions on losses for real estate and other assets of $4.5 million,
        . an increase in salaries and employee benefits of $7.1 million, and . an increase in other operating and underwriting expenses of $2.6 million.

These changes were partially offset by higher fees, commissions, service and other income and a decrease in net amortization of deferred acquisitions costs.

     During the nine month period ended June 30, 2000, the Company reported a positive spread on its interest sensitive assets and liabilities of $18.2 million or 3.22% compared to $19.8 million or 3.18% in the prior year's period

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company's results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

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

     During the nine months ended June 30, 2000, the Company realized net losses on investments of $2.0 million, including mark-to-market adjustments on trading securities, compared to a net loss of $3.7 million for the nine month period ended June 30, 1999. The current period losses were primarily the result of $2.8 million in mark-to-market losses that exceeded $0.8 million in realized gains on the sale of investments. The Company values its residual interests in securitization using a discounted cash flow method. During the quarter ended June 30, 2000, the Company recorded valuation writedowns to the held-for-trading residuals of $2.0 million. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities. On other investments, the company has experienced mark to market losses in both periods as higher interest rates and increased spreads to treasuries decreased the valuation of certain trading securities. As part of a strategy to add additional diversification to the investment portfolio, the Company has contracted with an outside portfolio manager to establish an equity securities portfolio. The mark-to-market gains on the equity portfolio for the nine-month period ended June 30, 2000 were $0.2 million. Included in the prior year's period are approximately $2.6 million in investment loss associated with the implementation of a tax strategy.

     Gains on sales of real estate increased $1.1 million from $1.4 million for the nine months ended June 30, 1999 to $2.5 million for the nine months ended June 30, 2000. The Company is in the real estate market primarily due to its repossession of properties following receivable default. The Company is also engaged in the development of various properties acquired in the course of its business through repossession or as an investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase stability and to maximize profit potential. The increase in gains on real estate was primarily the result of an increase in development property gains of $1.3 million from $0.3 million to $1.6 million.

     During the nine months ended June 30, 2000, the Company experienced a growth in fees, commissions and other income. The increase in income was primarily the result of an increase in the securitization portfolio in addition to the growth in operating lease activity of its subsidiary Metwest.

     Additionally, securitization gains decreased from $18.1 million on $328.9 million of receivables securitized for the nine month period ended June 30, 1999 to gains of $9.5 million on $354 million of receivables securitized for the nine month period ended June 30, 2000. The decrease in securitization gains resulted mainly from increased yields in line with competing financial instruments demanded by the investors in the Company's mortgage-backed securities. There has been no indication that there will be a change in this market in the near term. Additionally, market changes, including competition with larger companies that have greater access to lower costs of funds, has also reduced the yields at which the Company can acquire securitizable product. These reduced yields have also contributed to the decrease in securitization gains. To help mitigate the Company's exposure to the shrinking spreads that the securitization market has experienced, the Company has been proactive in pursuing a different mix of receivables that will enable them to maintain a level of profitability in the securitization market given the Company's cost of liquidity. The other $1.0 million decrease in gains on receivables was the result of receivable sales to affiliates and other third parties in the prior year.

     The Company establishes an allowance for expected losses on real estate and other asset. The Company periodically evaluates its real estate and other asset reserves to determine their adequacy. Provisions for losses on real estate and other assets were $12.8 million and $8.3 million for the nine-month periods ended June 30, 2000 and 1999, respectively. During the quarter ended June 30, 2000, the Company adjusted its loss reserve assumptions based on historical experience. The increase in loss provisions reflects an increase in real estate and other assets held for investment purposes and the changes in reserve assumptions.

     During the nine month period ended June 30, 2000, the Company has experienced a growth in salaries and employee benefits and other operating and underwriting expenses in comparison to the nine-month period ended June 30, 1999. This increase resulted primarily from the Company's investment into new areas of business such as leasing, commercial lending, and loan origination, in addition to the administrative and technical support needed to support the new areas of business. The increase in agent commission expense reflects the growth in the insurance annuity and life production and also contributed to the reduction in deferred acquisition cost amortization.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     The loss before income taxes and minority interest for the three month period ended June 30, 2000 was $17.4 million on $34.8 million in revenues compared to a loss of $2.8 million on $36.0 million in revenues for the three month period ended June 30, 1999. The increase in loss was primarily due to an increase over the prior year's comparable period in:
        . reserves on real estate and other assets of $4.4 million, . investment losses of $2.7 million, . salaries and employee benefits of $2.9 million, . other operating and underwriting expenses of $2.3 million, and

        .  servicing rights valuations of $1.5 million.

     During the three month period ended June 30, 2000, the Company reported a positive spread on its interest sensitive assets and liabilities of $6.3 million or 3.29% compared to $6.8 million or 3.03% in the prior year's period.

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

     Gains on sales of real estate decreased from $0.8 million for the three months ended June 30, 1999 to near breakeven for the three months ended June 30, 2000. The Company is in the real estate market primarily due to its repossession of properties following receivable default. The Company is also engaged in the development of various properties acquired in the course of its business through repossession or as an investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase stability and to maximize profit potential.

     During the three months ended June 30, 2000, the Company experienced a growth in fees, commissions and other income. The increase in income was primarily the result of an increase in the securitization portfolio in addition to the growth in operating lease activity of its subsidiary Metwest.

     During the three months ended June 30, 2000, the Company realized net losses on investments of $3.3 million, including mark-to-market adjustments on trading securities, compared to a net loss of $0.6 million for the nine month period ended June 30, 1999. The current period losses were primarily the result of $4.2 million in mark-to-market losses which exceeded $0.9 million in realized gains on the sale of investments. The Company values its residual interests in securitization using a discounted cash flow method. During the quarter ended June 30, 2000, the Company recorded valuation writedowns to the held-for-trading residuals of $2.0 million. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities. On its other investments, the company has experienced mark to market losses in both periods as higher interest rates and increased spreads to treasuries decreased the valuation of certain trading securities. As part of a strategy to add additional diversification to the investment portfolio, the Company has contracted with an outside portfolio manager to establish an equity securities portfolio. The mark-to-market losses on the equity portfolio for the three-month period ended June 30, 2000 were $0.9 million. Year to date, the mark to market gains are $0.2 million Additionally, included in the prior year's period are approximately $2.6 million in investment loss associated with the implementation of a tax strategy.

     The Company establishes an allowance for expected losses on real estate and other asset. The Company periodically evaluates its real estate and other asset reserves to determine their adequacy. Provisions for losses on real estate and other assets were $6.3 million and $1.9 million for the three-month periods ended June 30, 2000 and 1999, respectively. During the quarter ended June 30, 2000, the Company adjusted its loss reserve assumptions based on historical experience. The increase in loss provisions reflects an increase in real estate and other assets held for investment purposes and the changes in reserve assumptions.

     Servicing rights retained after each securitization are recorded based on their relative fair values. Subsequent valuations of servicing rights are performed to determine if there has been any impairment to the asset. During the quarter ended June 30, 2000, the Company adjusted its valuation assumptions based on historical performance of the underlying assets and the servicing activity. Based on this evaluation, the Company recorded a valuation writedown of $1.3 million in expense.

     During the three month period ended June 30, 2000, the Company has experienced a growth in salaries and employee benefits and other operating and underwriting expenses in comparison to the three-month period ended June 30, 1999. This increase resulted primarily from the Company's investment into new areas of business such as leasing, commercial lending, and loan origination, in addition to the administrative and technical support needed to support the new areas of business. The increase in agent commission expense reflects the growth in the insurance annuity and life production and also contributed to the reduction in deferred acquisition cost amortization.

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

3.02. Amendment to Articles of Incorporation dated November 5, 1991 (Exhibit 3(c) to Registration No. 33-40220).

3.03. Amendment to Articles of Incorporation dated September 20, 1992 (Exhibit 3(c) to Metropolitan's Annual Report on Form 10-K for fiscal 1992).

3.04. Restated Bylaws as amended to December 26, 1995 (Exhibit 3(e) to Metropolitan's Annual Report on Form 10-K for fiscal 1995).

3.05 Indenture, dated as of October 1999, between Metropolitan and U.S. Bank Trust National Association, Trustee (Incorporated by reference to Exhibit 4.01 to Metropolitan's Registration Statement on Form S-2 filed October 7, 1999)

3.06 Indenture, dated as of July 6, 1979, between Metropolitan and Seattle First National Bank, Trustee (Incorporated by reference to Exhibit 4 to Metropolitan's Annual Report on Form 10-K for fiscal 1980.)

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

9.01 Irrevocable Trust Agreement (Incorporated by reference to Exhibit 9(b) to Registration No. 2-81359).

10.01.  Not used.

10.02 Employment Agreement between Metropolitan Mortgage & Securities Co., Inc. and Michael Kirk (Exhibit 10(b) to Form 10-K filed January 8, 1998).

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

*27.  Financial Data Schedule

*Filed herewith.

(b)  Reports on Form 8-K
          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 14th day of August, 2000 on its behalf by the undersigned, thereunto duly authorized.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC.

          /s/ C. PAUL SANDIFUR, JR.
          --------------------------------------------
          C. Paul Sandifur, Jr.
          Chairman, President, Chief Executive Officer


          /s/WILLIAM SNIDER
          --------------------------------------------
          William Snider
          Vice President, Chief Financial Officer, Principal Accounting
          Officer