Form 10-Q/A
period 2000-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2000-09-14
CIK 65384

                           FORM 10-Q AMENDMENT NO. 1

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

Collateralized Lines of Credit

Bank of America -

     The Company obtains funds through the sale and repurchase of receivables in accordance with a nonrecourse committed facility with Banc of America Securities LLL ("Banc of America" f/k/a NationsBanc Mortgage Captial Corporation). Pursuant to the terms of the facility, Metropolitan and Metwest may sell loans in an aggregate amount not to exceed $200 million from time to time to Banc of America for an agreed upon advance rate and shall repurchase such receivables at a specified price on a specified date. The Company's line-of-credit agreement contains certain financial tests, including a minimum net worth and a maximum debt to net worth ratio. Violation of these tests is an event of default under the agreement. As of June 30, 2000, the Company failed to maintain the required levels. The lender has issued a letter to the Company specifying that it will not exercise any rights under the agreement with respect to the default through October 1, 2000. The Company is working with the lender to amend the terms of the agreement eliminating the default, and believes that the parties will reach agreement before the date set out in the letter.

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

*Filed previously.

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