Form 10-Q/A
period 2000-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2001-01-16
CIK 65384

                              FORM 10-Q/A

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

         Notes to Condensed Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       June 30,             September 30,
                                                                         2000                    1999
                                                                 ---------------------- -----------------------
ASSETS
    Cash and cash equivalents                                              $30,199,717            $ 20,406,837
    Investments
       Trading securities, at market                                        61,784,716              45,013,522
       Available-for-sale securities, at market                            199,407,883             156,263,086
       Held-to-maturity securities, at amortized cost (market
          value  $58,607,859 and $65,259,835)                               60,384,211              66,441,407

    Accrued interest on investments                                          3,180,240               1,855,352
                                                                           -----------             -----------

          TOTAL CASH AND INVESTMENTS                                       354,956,767             289,980,204
                                                                           -----------             -----------

    Real estate contracts and mortgage
       notes receivable, net, including real estate contracts
       and mortgage notes receivable held for sale of
       approximately $144,724,000
       and $201,815,000                                                    552,754,988             539,525,957
    Real estate held for sale and development,including
       foreclosed real estate                                               75,107,972              85,747,433
                                                                        --------------          --------------
    Total receivables and real estate assets                               627,862,960             625,273,390
    Less allowance for losses                                              (11,651,391)             (9,318,072)
                                                                        --------------          --------------
    NET RECEIVABLES AND REAL ESTATE ASSETS                                 616,211,569             615,955,318
                                                                        --------------          --------------
    Other receivable investments, net                                      186,177,952             174,707,840
    Deferred acquisition costs, net                                         66,354,728              66,339,586
    Land, building and equipment, net of accumulated
       depreciation                                                         33,387,897              26,342,123
    Mortgage servicing rights, net                                          12,315,761              10,898,621
    Deferred income taxes, net                                               1,419,365                       -
    Other assets, net of allowance,
       including receivable from affiliates                                 32,315,907              46,732,827
                                                                        --------------          --------------
          TOTAL ASSETS                                                  $1,303,139,946          $1,230,956,519
                                                                        ==============          ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)

                                                                       June 30,             September 30,
                                                                         2000                    1999
                                                                 ---------------------- -----------------------
LIABILITIES
    Life insurance and annuity reserves                                 $  787,640,686           $ 795,744,055
    Debenture bonds and accrued interest                                   218,795,531             198,888,779
    Advances under line of credit                                          139,518,724              62,908,030
    Other debt payable                                                      86,266,499              74,436,600
    Accounts payable and accrued expenses                                   19,693,029              11,274,411
    Deferred income taxes                                                            -              13,943,294
    Deferred income                                                          1,129,942                       -
    Minority interest in consolidated subsidiaries                           2,036,869               2,056,887
                                                                        --------------           -------------
       TOTAL LIABILITIES                                                 1,255,081,280           1,159,252,056
                                                                        --------------           -------------
STOCKHOLDERS' EQUITY
    Preferred stock, series A, B, C, D, E
       cumulative with variable rate, $10
       par value, authorized 8,325,000,
       issued 1,882,052 shares and 1,909,929
       shares (liquidation preference
       $62,232,482 and $53,094,517,
       respectively)                                                        18,820,518              19,099,294
    Class A common stock-voting, $2,250 par
       value, authorized 222 shares, issued
       97 and 129 shares                                                       218,250                 291,167
    Additional paid-in capital                                              28,278,181              22,522,036
    Retained earnings                                                       12,599,334              33,430,689
    Accumulated other comprehensive loss                                   (11,857,617)             (3,638,723)
                                                                        --------------           -------------
       TOTAL STOCKHOLDERS' EQUITY                                           48,058,666              71,704,463
                                                                        --------------           -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                        $1,303,139,946          $1,230,956,519
                                                                        ==============          ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended                   Nine Months Ended
                                                                         June 30,                            June 30,
                                                                2000               1999             2000              1999
                                                           ----------------- ----------------- ----------------- -----------------
REVENUES

    Insurance premiums earned                                   $    189,057       $   216,912      $    648,998      $    519,693
    Interest on receivables                                       10,821,607        12,643,847        32,989,515        37,434,109
    Earned discount on receivables                                 5,004,856         4,688,264        15,946,677        15,175,434
    Other investment income                                        8,116,196         5,521,394        21,673,132        15,241,564
    Real estate sales                                             10,610,080        11,190,586        32,187,906        29,489,659
    Fees, commissions, service and other income                    3,259,761         2,062,206         9,039,885         6,018,329
    Investment losses, net                                       (10,438,381)         (570,515)       (9,191,656)       (3,703,708)
    Realized gains on sales of receivables                            26,795           239,961         9,698,914        19,906,860
                                                                ------------      ------------      ------------      ------------
       TOTAL REVENUES                                             27,589,971        35,992,655       112,993,371       120,081,940
                                                                ------------      ------------      ------------      ------------

EXPENSES
    Insurance policy and annuity benefits                         10,814,789        10,934,504        33,690,109        32,573,784
    Interest expense                                               6,979,265         5,363,797        19,400,090        16,087,921
    Cost of real estate sold                                      10,624,036        10,386,467        29,693,903        28,095,061
    Provision for losses on real estate assets                     3,626,780         1,907,510         9,162,875         7,547,318
    Provision for losses on other assets                           2,664,197           (14,000)        3,618,775           708,000
    Servicing rights valuation                                     1,365,343          (113,120)        1,306,958          (171,505)
    Salaries and employee benefits                                 8,874,031         5,993,450        24,058,548        16,939,081
    Commissions to agents                                          3,440,137         2,254,257         9,261,659         5,588,621
    Other operating and underwriting expenses                      3,207,154           936,175         7,532,665         4,948,402
    Amortization of deferred acquisition costs, net of costs
       capitalized                                                   534,056         1,168,266         1,798,066         4,071,971
                                                                ------------      ------------      ------------      ------------
       TOTAL EXPENSES                                             52,129,788        38,817,306       139,523,648       116,388,654
                                                                ------------      ------------      ------------      ------------
Income (loss) before income taxes and minority interest          (24,539,817)       (2,824,651)      (26,530,277)        3,693,286
Benefit for income taxes                                           8,539,711           985,285         9,278,890        12,697,277
                                                                ------------      ------------      ------------      ------------
Income (loss) before minority interest                           (16,000,106)       (1,839,366)      (17,251,387)       16,390,563
Income (loss) of consolidated subsidiaries
    allocated to minority stockholders                               112,458           (16,790)           20,018          (305,000)
                                                                ------------      ------------      ------------      ------------
Net income (loss)                                                (15,887,648)       (1,856,156)      (17,231,369)       16,085,563
Preferred stock dividends                                         (1,146,487)         (910,479)       (3,374,653)       (2,638,929)
                                                                ------------      ------------      ------------      ------------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                 $(17,034,135)     $ (2,766,635)     $(20,606,022)     $ 13,446,634
                                                                ============      ============      ============      ============
Basic and diluted income (loss) per share
    applicable to common stockholders                              $(145,591)     $    (21,282)        $(164,848)     $    103,436
                                                                ============      ============      ============      ============
Weighted average number of shares of common
    stock outstanding                                                    117               130               125               130
                                                                ============      ============      ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                            Three Months Ended                  Nine Months Ended
                                                                 June 30,                            June 30,
                                                      2000               1999               2000               1999
                                                   ---------------- ------------------ ----------------- ------------------
    NET INCOME (LOSS)                                 $(15,887,648)      $ (1,856,156)      $(17,231,369)      $16,085,563
    OTHER COMPREHENSIVE INCOME (LOSS):
       Change in unrealized income (loss) on
         investments                                   (11,084,753)           428,199        (12,644,185)       (4,225,279)
       Less deferred income tax provision
         (benefit)                                      (3,879,880)           144,586         (4,425,291)       (1,446,595)
                                                       -----------       ------------       ------------       ------------
    Net other comprehensive income (loss)               (7,204,873)           283,613         (8,218,894)       (2,778,684)
                                                       -----------       ------------       ------------       ------------
    Comprehensive income (loss)                       $(23,092,521)      $ (1,572,543)      $(25,450,263)      $13,306,879
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

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                      Accumulated
                                                         Class A      Additional         Other
                                       Preferred         Common         Paid-In      Comprehensive    Retained
                                        Stock             Stock         Capital      Income (Loss)    Earnings         Total
                                      ----------         --------     -----------    --------------  ----------     -----------

Balance, September 30, 1999           $ 19,099,294    $    291,167    $ 22,522,036   $ (3,638,723)   $ 33,430,689   $ 71,704,463

Net loss                                                                                              (17,231,369)   (17,231,369)
Net change in unrealized losses on
   investments, net of taxes                                                           (8,218,894)                    (8,218,894)
Cash dividends, common                                                                                   (225,333)      (225,333)
Cash dividends, preferred (variable
   rate)                                                                                               (3,374,653)    (3,374,653)
Redemption and retirement of common
   stock                                                   (72,917)     (3,139,268)                                   (3,212,185)
Redemption and retirement of
   preferred stock                      (1,334,511)                        (84,834)                                   (1,419,345)
Sale of variable rate preferred
   stock, net                            1,055,735                       8,980,247                                     10,035,982
                                      ------------    ------------    ------------    ------------    ------------   ------------
Balance, June 30, 2000                $ 18,820,518    $    218,250    $ 28,278,181    $(11,857,617)   $ 12,599,334   $ 48,058,666
                                      ============    ============    ============    ============    ============   ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended June 30,
                                                                                     2000             1999
                                                                                --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $ (17,231,369)   $  16,085,563
      Adjustments to reconcile net income (loss) to net cash from operating activities
         Proceeds from sales of trading securities                                18,444,597        6,538,788
         Proceeds from maturities of trading securities                              578,404          381,426
         Acquisition of trading securities                                       (38,800,599)     (42,892,368)
         Earned discounts on receivables                                         (15,946,677)     (15,175,434)
         Gains on investments and receivables, net                                  (507,258)     (16,203,152)
         Gains on sales of real estate                                            (2,494,003)      (1,394,598)
         Provision for losses on real estate assets                                9,162,875        7,547,318
         Provision for losses on other assets                                      3,618,775          708,000
         Depreciation and amortization                                             3,679,921        4,564,793
         Minority interests                                                          (20,018)         305,000
         Deferred income tax provision (benefit)                                 (10,973,766)      (7,594,572)
         Changes in assets and liabilities:
           Deferred costs                                                            (15,142)       3,664,330
           Life insurance and annuity reserves                                    32,823,855       31,949,156
           Compound and accrued interest on debentures and debt payable           (3,695,426)       1,516,578
           Other assets                                                           12,120,177      (10,589,906)
           Accrued interest on receivables and investments                        (2,179,997)      (2,633,910)
           Accounts payable and accrued expenses                                   8,418,618          602,690
           Other, net                                                               (120,400)      (3,628,540)
                                                                               -------------    -------------
               Net cash provided used in operating activities                     (3,137,433)     (26,248,838)
                                                                               -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Principal payments on real estate contracts and mortgage notes and other
       receivables                                                               135,794,677      108,784,723
    Proceeds from real estate sales                                               24,357,069       22,763,866
    Proceeds from investment maturities                                           13,274,769       29,297,583
    Proceeds from sale of available-for-sale securities                           11,674,531        6,853,358
    Purchase of available-for-sale securities                                    (81,540,232)     (94,152,657)
    Purchase of held to maturity investments                                        (187,026)            --
    Proceeds from sale of real estate contracts and mortgage notes and other
       receivables                                                               349,656,536      420,206,011
    Acquisition of real estate contracts and mortgage notes and other
       receivables                                                              (495,227,486)    (458,333,730)
    Additions to real estate held                                                 (7,272,460)     (12,855,675)
    Increase in mortgage servicing rights                                         (1,417,139)      (2,479,499)
    Capital expenditures                                                          (8,788,465)      (1,465,756)
                                                                               -------------    -------------
       NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                                                   (59,675,226)       18,618,224
                                                                               -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in borrowings                                             88,616,391       31,379,850
    Receipts from life and annuity products                                       83,094,001       86,328,643
    Withdrawals on life and annuity products                                    (135,024,374)     (82,126,712)
    Ceding of life and annuity products to reinsurers                             (3,891,526)     (34,916,336)
    Reimbursement of life and annuity products from reinsurers                    14,894,676        2,402,812
    Repayment of debt payable                                                       (491,891)      (1,371,939)
    Issuance of debenture bonds                                                   68,133,833       28,463,256
    Issuance of preferred stock                                                   10,035,982        2,235,096
    Repayment of debenture bonds                                                 (44,530,037)     (29,918,394)
    Cash dividends                                                                (3,599,986)      (2,873,663)
    Redemption of preferred stock                                                 (1,419,345)        (306,628)
    Redemption of common stock                                                    (3,212,185)            --
                                                                               -------------    -------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        72,605,539         (704,015)
                                                                               -------------    -------------
Net change in cash and cash equivalents                                            9,792,880       (8,334,629)
Cash and cash equivalents at beginning of period                                  20,406,837       31,733,362
                                                                               -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  30,199,717    $  23,398,733
                                                                               =============    =============

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

RECENT ACCOUNTING DEVELOPMENTS

     In December of 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years after December 15, 1998. The Company adopted this standard effective October 1, 1999 with no material effect on its consolidated financial statements.

     In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software by identifying the characteristics of internal-use software. The Company adopted this standard effective October 1, 1999 with no material effect on its consolidated financial statements

     In June of 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of Effective Date of SFAS 133" ("SFAS No. 137") was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000, however, earlier application is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of the application of this statement on its consolidated financial statements.

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

                                     Nine Months Ended June 2000
                                  Principal              Contributed            Company
           Month                 Securitized              By Company          Pre-Tax Gain
------------------------- ----------------------- ----------------------- ------------------
        October 1999            $ 51,497,970            $ 51,497,970          $1,304,680
       November 1999             153,267,828             153,267,828           3,955,692
          March 2000             148,747,859             148,747,859           4,200,320
                          ----------------------- ----------------------- ------------------
               Total            $353,513,657            $353,513,657          $9,460,692
                          ----------------------- ----------------------- ------------------


                                     Nine Months Ended June 1999
                                  Principal             Contributed             Company
           Month                 Securitized             By Company           Pre-Tax Gain
------------------------- ----------------------- ----------------------- ------------------
       November 1998            $194,442,809            $182,413,958          $ 9,032,676
          March 1999             124,753,403             124,753,403            7,644,573
                          ----------------------- ----------------------- ------------------
          Total                 $319,196,212            $307,167,361          $16,677,249
                          ----------------------- ----------------------- ------------------

     The following table summarizes the Company's securitization activity of other receivables for the nine months ended June 30, 1999.

                                  Book Value            Contributed            Company
           Month                 Securitized             By Company          Pre-Tax Gain
------------------------- ----------------------- ----------------------- ---------------------
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

     The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. During the quarter ended June 30, 2000, the actual loss severity and default rates increased over historical rates which had previously been used to determine the fair value of the residuals. Accordingly, the Company adjusted its assumptions based on the actual historical performance and expectations of future performance of the loan pools. The assumptions used for valuing the residual certificates as of June 30, 2000 were as follows:

                                              Assumptions
                  Prepayment rates             11% - 18%
                  Default rate                1.4% - 4.1%
                  Loss severity                28% - 44%
                  Discount rate                11% - 12%


     The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. During the quarter ended June 30, 2000, the Company determined that certain "available-for-sale" residuals had temporary declines in value. And accordingly, the carrying value of the securities was decreased through a charge to shareholders' equity. However, the Company subsequently determined that some of the declines in value were other than temporary and should have been recorded as a charge to operations. Therefore, the Company restated its form 10-Q for the quarter ended June 30, 2000 to reflect a pre-tax increase of $7,160,000 in investment losses and an increase in income tax benefit of $2,506,000. This change increased the previously reported net loss and net loss per share by $4,659,000 and $39,825 per share for the three months ended June 30, 2000 and $4,659,000 and $37,276 per share for the nine months ended June 30, 2000, respectively.

Mortgage Servicing Rights

     At the closing of each securitization, the Company measures the servicing asset retained at the allocated previous carrying amount based on relative fair values. Subsequent valuations of the servicing rights are performed to determine if there has been any impairment to the asset. The amount of any impairment recognized is the amount by which the carrying amount of the servicing rights exceed their fair value. The Company calculates the fair value of the servicing rights by discounting the expected net cash flow from its servicing activity. The net cash flow is measured as the amount by which the expected revenues from contractually specified servicing fees, late charges, and other ancillary sources including "float" exceeds the estimated cost of servicing the assets. When determining the expected cash flow, the Company must estimate (i) the future rates of prepayments (ii) ancillary income and (iii) cost of servicing. During the quarter ended June 30, 2000, the Company adjusted its assumptions based on the historical and expected performance of the servicing activity. The assumptions used for valuing the mortgage servicing rights as of June 30, 2000 were as follows:

                                       Assumptions
                                      -------------
          Discount rate                    10%
          Prepayment rate               12% - 16%
          Ancillary income rate      30 basis points,
                                         annually


     During the quarter ended June 30, 2000, the Company recorded a $1.3 million charge to operations to reflect a reduction in the fair value of the mortgage servicing rights.

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $23.5 million at June 30, 2000 and $30.0 million at September 30, 1999

     The carrying amount of other receivables as to which payments were in arrears was $7.1 million at June 30, 2000 and $5.3 at September 30, 1999

     The Company periodically pledges investments as collateal for borrowings. As of June 30, 2000, the Company had pledged $73.8 million of its investments.

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

     Information about the Company's separate business segments and in total as of and for the nine and three month period ended June 30, 2000 and 1999 is as follows:

                                                 As of and for the nine month period ended June 30, 2000
                                -------------------------------------------------------------------------------------------------
                                                                        Property           Intersegment
                                Investing           Insurance           Development        Elimination              Total
                                -----------         ------------        -----------        ----------------         -------------
  Revenues                      $52,460,928         $59,916,526         $7,527,475             $(6,911,558)          $112,993,371
  Income (loss) from
  operations                    (23,734,255)         (2,524,836)          (271,186)                      -            (26,530,277)
  Identifiable assets, net      438,960,220         939,682,477         58,048,035            (133,550,786)         1,303,139,946
  Depreciation and
  amortization                    2,548,264             248,957            882,700                       -              3,679,921
  Capital expenditures
                                  8,596,073             192,392                  -                       -              8,788,465

                                                 As of and for the three month period ended June 30, 2000
                               --------------------------------------------------------------------------------------------------
                                                                         Property            Intersegment
                               Investing            Insurance            Development         Elimination            Total
                               ------------         ------------         -----------         --------------         -------------
  Revenues                       $7,805,488          $19,423,068          $3,083,693           $(2,722,278)           $27,589,971
  Income (loss) from
  operations                    (17,356,606)          (7,085,890)            (97,321)                    -            (24,539,817)
  Identifiable assets, net      438,960,220          939,682,477          58,048,035          (133,550,786)         1,303,139,946
  Depreciation and
  amortization                    1,006,596               85,233             269,900                     -              1,361,729
  Capital expenditures
                                  3,805,366                4,510                   -                     -              3,809,876

                                                 As of and for the nine month period ended June 30, 1999
                               ------------------------------------------------------------------------------------------------
                                                                        Property            Intersegment
                               Investing            Insurance           Development         Elimination          Total
                               ------------        ------------         ------------       ---------------       --------------
  Revenues                      $54,039,092         $62,696,045          $12,189,730          $(8,842,927)         $120,081,940
  Income (loss) from
  operations                      3,587,546           2,547,880           (2,442,140)                   -             3,693,286
  Identifiable assets, net      397,147,363         945,020,096           63,983,174         (141,095,045)        1,265,055,588
  Depreciation and
  amortization                    1,846,913             226,055            2,491,825                    -             4,564,793
  Capital expenditures            1,427,339              38,417                    -                    -             1,465,756

                                               As of and for the three month period ended June 30, 1999
                                -----------------------------------------------------------------------------------------------
                                                                          Property           Intersegment
                                Investing          Insurance              Development        Elimination          Total
                                -----------        ------------           -----------        ------------         -------------
  Revenues                      $13,854,177         $19,827,232           $3,809,030          $(1,497,784)          $35,992,655
  Income (loss) from
  operations                     (3,525,525)            537,262              163,612                                 (2,824,651)
  Identifiable                  397,147,363         945,020,096           63,983,174         (141,095,045)        1,265,055,588
  assets, net
  Depreciation and
  amortization                      642,501              79,743              391,825                    -             1,114,069
  Capital expenditures              922,676               9,693                    -                    -               932,369

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

                                 Nine Months Ended June 2000

                    Principal              Contributed            Company
  Month            Securitized              By Company          Pre-Tax Gain
------------------------------------------------------------------------------
  October 1999     $51,497,970             $51,497,970          $1,304,680
  November 1999    153,267,828             153,267,828           3,955,692
  March 2000       148,747,859             148,747,859           4,200,320
                 -------------------------------------------------------------
        Total     $353,513,657             $353,513,657         $9,460,692
                 -------------------------------------------------------------

                                 Nine Months Ended June 1999

                    Principal              Contributed             Company
  Month            Securitized              By Company           Pre-Tax Gain
------------------------------------------------------------------------------
  November 1998    $194,442,809            $182,413,958         $9,032,676
  March 1999        124,753,403             124,753,403          7,644,573
                 -------------------------------------------------------------
  Total            $319,196,212            $307,167,361         $16,677,249
                 -------------------------------------------------------------

         The following table summarizes the Company's securitization activity of other receivables for the nine months ended June 30, 1999.

                   Book Value              Contributed             Company
  Month            Securitized              By Company           Pre-Tax Gain
------------------------------------------------------------------------------
  December 1998     $37,715,101             $21,750,683         $1,462,479

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

     The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. During the quarter ended June 30, 2000, the actual loss severity and default rates increased over historical rates which had previously been used to determine the fair value of the residuals. Accordingly, the Company adjusted its assumptions based on the actual historical and expected performance and expectations of future performance of the loan pools. The assumptions used for valuing the residual certificates as of June 30, 2000 were as follows:

                                                         Assumptions
           Prepayment rates                               11% - 18%
           Default rate                                  1.4% - 4.1%
           Loss severity                                  28% - 44%
           Discount rate                                   11%-12%

     The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. During the quarter ended June 30, 2000, the Company determined that certain "available-for-sale" residuals had temporary declines in value. And accordingly, the carrying value of the securities was decreased through a charge to shareholders' equity. However, the Company subsequently determined that some of the declines in value were other than temporary and should have been recorded as a charge to operations. Therefore, the Company restated its form 10-Q for the quarter ended June 30, 2000 to reflect a pre-tax increase of $7,160,000 in investment losses and an increase in income tax benefit of $2,506,000. This change increased the previously reported net loss and net loss per share by $4,659,000 and $39,825 per share for the three months ended June 30, 2000 and $4,659,000 and $37,276 per share for the nine months ended June 30, 2000, respectively.

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

                                                            Assumptions
                                                            -----------
                Discount rate                                    10%
                Prepayment rate                               12% - 16%
                Ancillary income rate                 30 basis points, annually


     During the quarter ended June 30, 2000, the Company recorded a $1.3 million charge to operations to reflect a reduction in the fair value of the mortgage servicing rights. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the carrying values of its servicing rights.

Liquidity and Capital Resources

     In addition to the liquidity provided through internal sources which include the sale and maturity of receivables and investments; receivable and portfolio earnings; and the sale of real estate; the following liquidity sources are available to the Company.

Collateralized Lines of Credit

Bank of America -

     The Company obtains funds through the sale and repurchase of receivables in accordance with a nonrecourse committed facility with Banc of America Securities LLL ("Banc of America" f/k/a NationsBanc Mortgage Capital Corporation). Pursuant to the terms of the facility, Metropolitan and Metwest may sell loans in an aggregate amount not to exceed $200 million from time to time to Banc of America for an agreed upon advance rate and shall repurchase such receivables at a specified price on a specified date. The Company's line-of-credit agreement contains certain financial tests, including a minimum net worth and a maximum debt to net worth ratio. Violation of these tests is an event of default under the agreement. As of June 30, 2000, the Company failed to maintain the required levels. The lender has issued a letter to the Company specifying that it will not exercise any rights under the agreement with respect to the default through October 1, 2000. The Company is working with the lender to amend the terms of the agreement eliminating the default, and believes that the parties will reach agreement before the date set out in the letter.

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

Issuance of Debt Securities and Preferred Stock

     Metropolitan engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuos best efforts basis through Metropolitan Investment Securities, Inc., an affiliated company. Currently, the Company has registered $100 million of Series III Debenture Bonds and 100,000 shares of preferred stock that carry a $100 issue price for a total preferred stock offering price of $10,000,000. Under these registrations which expire January 31, 2001, the Company had $73.3 million in unissued debenture bonds and $2.6 million in unissued preferred stock as of June 30, 2000.

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

     For the nine month period ended June 30, 1999, $738.7 million in funds provided by the Company's various liquidity sources were used to (1) invest $569.3 million primarily in receivables, investments and capital expenditures,
(2) fund $151.5 million in debt maturities, life and annuity product surrenders, and the payment of dividends and (3) fund $26.2 million in operating activities

     Management believes that cash, cash equivalents and liquidity provided through the Company's liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

RESULTS OF OPERATIONS

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

     The net loss before income taxes and minority interest for the nine month period ended June 30, 2000 was $26.5 million on $113.0 million in revenues compared to $3.7 million in net income on $120.1 million in revenues for the nine month period ended June 30, 1999. The net loss after income taxes and minority interest for the nine months ended June 30, 2000 was $17.2 million compared to net income of $16.1 million for the nine months ended June 20, 1999. The June 30, 1999 net income included a $14.0 million in tax benefits from the disposition of an investment strategy that also generated additional losses for income tax purposes. These losses were used to offset certain income tax temporary differences.

     The increase in net loss before income taxes and minority interest of $30.2 million was primarily due to:

     -    a decrease in gains on sales of receivables of $10.2 million,

     - an increase in provisions on losses for real estate and other assets of $4.5 million,

     -    an increase in losses on investments of $5.5 million,

     -    an increase in salaries and employee benefits of $7.1 million, and

     - an increase in other operating and underwriting expenses of $2.6 million.

     These changes were partially offset by higher fees, commissions, service and other income and a decrease in net amortization of deferred acquisitions costs.

     During the nine month period ended June 30, 2000, the excess of interest sensitive income over interest sensitive expense was approximately $18.2 million in 2000, compared to $19.8 million in the prior year's period.

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

     During the nine months ended June 30, 2000, the Company recorded net losses on investments of $9.2 million, including mark-to-market adjustments on trading securities, compared to a net loss of $3.7 million for the nine month period ended June 30, 1999. The current period losses were primarily the result of $10.0 million in mark-to-market and residual valuation losses that exceeded $0.8 million in realized gains on the sale of investments. The Company values its residual interests in securitizations using a discounted cash flow method. During the quarter ended June 30, 2000, the Company determined that certain "available-for-sale" residuals had other than temporary declines in value. Accordingly, the carrying value of the securities was decreased by approximately $7.5 million representing the amount permanently impaired, through a charge to operations. Additionally, the Company recorded valuation writedowns to certain held-for-trading residual and subordinated securities of $1.6 million. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities. On other investments, the company has experienced mark to market losses in both periods as higher interest rates and increased spreads to treasuries decreased the valuation of certain trading securities. As part of a strategy to add additional diversification to the investment portfolio, the Company has contracted with an outside portfolio manager to establish an equity securities portfolio. The mark-to-market gains on the equity portfolio for the nine-month period ended June 30, 2000 were $0.2 million. Included in the prior year's period are approximately $2.6 million in investment loss associated with the implementation of a tax strategy.

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

     Servicing rights retained after each securitization are recorded based on their relative fair values. Subsequent valuations of servicing rights are performed to determine if there has been any impairment to the asset. During the quarter ended June 30, 2000, the Company recorded a $1.3 million charge to operations to reflect a reduction in the fair value of the mortgage servicing rights. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the carrying values of its servicing rights.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     The loss before income taxes and minority interest for the three month period ended June 30, 2000 was $24.5 million on $27.6 million in revenues compared to a loss of $2.8 million on $36.0 million in revenues for the three month period ended June 30, 1999. The increase in loss was primarily due to an increase over the prior year's comparable period in:

     -    reserves on real estate and other assets of $4.4 million,

     -    investment losses of $9.9 million,

     -    salaries and employee benefits of $2.9 million,

     -    other operating and underwriting expenses of $2.3 million, and

     -    servicing rights valuations of $1.5 million.

     During the three month period ended June 30, 2000, the excess of interest sensitive income over interest sensitive expense was approximately $6.3 million in 2000, compared to $6.8 million in the prior year's period.

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

     During the three months ended June 30, 2000, the Company recorded net losses on investments of $10.4 million, including mark-to-market adjustments on trading securities, compared to a net loss of $0.6 million for the nine month period ended June 30, 1999. The current period losses were primarily the result of $11.4 million in mark-to-market and residual valuation losses which exceeded $0.9 million in realized gains on the sale of investments. The Company values its residual interests in securitizations using a discounted cash flow method. During the quarter ended June 30, 2000, the Company determined that certain "available-for-sale" residuals had other than temporary declines in value. Accordingly, the carrying value of the securities was decreased by approximately $7.5 million representing the amount permanently impaired, through a charge to operations. Additionally, the Company recorded valuation writedowns to certain held-for-trading residual and subordinated securities of $1.6 million. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities. On its other investments, the company has experienced mark to market losses in both periods as higher interest rates and increased spreads to treasuries decreased the valuation of certain trading securities. As part of a strategy to add additional diversification to the investment portfolio, the Company has contracted with an outside portfolio manager to establish an equity securities portfolio. The mark-to-market losses on the equity portfolio for the three-month period ended June 30, 2000 were $0.9 million. Year to date, the mark to market gains are $0.2 million. Additionally, included in the prior year's period are approximately $2.6 million in investment loss associated with the implementation of a tax strategy.

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

     Servicing rights retained after each securitization are recorded based on their relative fair values. Subsequent valuations of servicing rights are performed to determine if there has been any impairment to the asset. During the quarter ended June 30, 2000, the Company recorded a $1.3 million charge to operations to reflect a reduction in the fair value of the mortgage servicing rights. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the carrying values of its servicing rights.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

*27.      Financial Data Schedule

*Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 15th day of January, 2001 on its behalf by the undersigned, thereunto duly authorized.

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                  /s/ C. PAUL SANDIFUR, JR.

                  ----------------------------------------------
                  C. Paul Sandifur, Jr.
                  Chairman, President, Chief Executive Officer

                  /s/ WILLIAM SNIDER

                  ----------------------------------------------
                  William Snider
                  Vice President, Chief Financial Officer,
                  Principal Accounting Officer