Form 10-K405
period 2000-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2001-01-16
CIK 65384

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-15595

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                WASHINGTON                                   91-0609840
         (STATE OF INCORPORATION)                        (IRS EMPLOYER NO.)
    601 WEST FIRST AVENUE, SPOKANE, WA
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    99201-5015
                                                             (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (509) 838-3111
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               9% NOTES DUE 2004
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                            PREFERRED STOCK SERIES:

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

--------------------------------------------------------------------------------

                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. /X/

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

    The number of shares of the Registrant's Class A Common Stock outstanding as of December 1, 2000 was 97.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                              ORGANIZATIONAL CHART
                           (AS OF SEPTEMBER 30, 2000)

                                     [LOGO]

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

---------

* The remaining 3.5% of Consumers Group Holding Co., Inc. is owned by Summit Securities, Inc., an affiliate of Metropolitan.

                               BUSINESS OVERVIEW

GENERAL

    Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified institution with assets exceeding $1 billion. Its principal subsidiaries are Western United Life Assurance Company ("Western United"), an annuity and life insurance company, and Metwest Mortgage
Services, Inc. ("Metwest"), a Receivable servicer and loan originator. The Consolidated Group had approximately 570 full time equivalent employees at September 30, 2000.

    The Consolidated Group's principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments ("Receivables"). The Receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Consolidated Group predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group's real estate Receivables include A-, B and C credit quality obligors. See "RECEIVABLE INVESTMENTS." In addition to investing in existing Receivables, the Consolidated Group began originating non-conventional, A-, B and C credit borrower loans during late fiscal 1996 through Metwest. The Consolidated Group discontinued these originations through Metwest in January of 2001. See "RECEIVABLE INVESTMENTS--Receivable Acquisitions--Loan Sources." Metropolitan and its subsidiaries also acquire other types of Receivables, including, but not limited to, lottery prizes, structured settlements and annuities. See "RECEIVABLE INVESTMENTS--Receivables Acquisitions--Lottery, Structured Settlement, Annuity and Lease Sources."

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

    The Consolidated Group has developed several funding sources. These sources include collateralized lines of credit; the sale of Receivables; Receivable cash flow and investment income; the issuance of annuity and life insurance policies; the issuance of debt and equity securities; the sale of real estate; and securities portfolio earnings. See "SECURITIES INVESTMENTS--Method of Financing."

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

    The Consolidated Group provides services to certain affiliated entities (the "Affiliated Companies") for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. ("Summit"), Old Standard Life Insurance Company ("Old Standard"), Old West Life Insurance & Annuity Company ("Old West"), Summit Property Development and Metropolitan Investment Securities, Inc. ("MIS"). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

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

    Metropolitan's future results may be affected by certain risks and uncertainties including but not limited to the following:

FALLING INTEREST RATES COULD NEGATIVELY
EFFECT THE PROFITABILITY AND THE FAIR
VALUE OF EQUITY OF THE CONSOLIDATED
GROUP.....................................  If interest rates fall, the profitability and the fair value of equity of the Consolidated Group may decline
                                            because of a refinancing of Receivables and a net
                                            decrease in interest revenues. When interest rates fall,
                                            borrowers have an incentive to refinance their
                                            Receivables by taking out new loans at a lower rate of
                                            interest and repaying existing loans having a higher
                                            rate of interest in full. Because the Receivables with
                                            the higher rate of interest may be repaid early, the
                                            interest earned by the Consolidated Group may decline.
                                            In addition, higher interest rates could cause interest
                                            expenses to increase faster than interest income
                                            increases, because more financial liabilities than
                                            assets are scheduled to reprice or mature for the
                                            Consolidated Group during the fiscal year that began on
                                            October 1, 2000.

FINANCIAL PERFORMANCE AND GROWTH OF THE
CONSOLIDATED GROUP COULD BE NEGATIVELY
EFFECTED BY THE INABILITY TO SELL OR
SECURITIZE RECEIVABLES....................  The Consolidated Group has historically sold or securitized pools of Receivables. The Consolidated Group
                                            intends to continue selling pools of Receivables.
                                            Several factors affect the Consolidated Group's ability
                                            to sell pools of Receivables, including conditions in
                                            the securities markets generally, conditions in the
                                            asset-backed securities markets specifically, the credit
                                            quality of the Receivables, compliance of the
                                            Consolidated Group's Receivables with the eligibility
                                            requirements established by the sale documents and the
                                            absence of any material downgrading or withdrawal of
                                            ratings given to securities issued in the Consolidated
                                            Group's previous securitizations. The Consolidated
                                            Group's financial performance and growth prospects may
                                            be adversely effected if they cannot favorably sell
                                            Receivables, or if they are completely unable to sell
                                            Receivables.

RESIDUAL AND SUBORDINATE INTERESTS IN
SECURITIZATIONS MAY NOT PERFORM CONSISTENT
WITH OUR VALUATION ASSUMPTIONS, RESULTING
IN LOWER THAN ANTICIPATED INCOME EARNINGS
BY THE CONSOLIDATED GROUP.................  The Consolidated Group owns subordinated and residual interests in several securitized loan pools, which
                                            generally are in a "first loss" position relative to the
                                            more senior securities sold to third parties and which
                                            carry a greater risk if loans in the securitizations are
                                            not paid or losses occur. The Consolidated Group values
                                            these interests by discounting the expected cash flows
                                            using a discount rate commensurate with the risks
                                            involved. When determining the expected cash flow, the
                                            Consolidated Group must estimate the future rate of
                                            prepayments, defaults and losses of the securitized
                                            Receivables. If those assumptions are inaccurate, the
                                            Consolidated Group will have incorrectly valued these
                                            interests on its balance sheet and may earn less income
                                            than was anticipated from those assets. During the
                                            quarter ended June 30, 2000, the Consolidated Group
                                            adjusted its assumptions based on the actual historical
                                            performance of the loan pools and recorded a pre-tax
                                            valuation write-down of $12.8 million, $5.2 million of
                                            which was recorded as a temporary impairment through
                                            other comprehensive income. For the Consolidated Group,
                                            other comprehensive income consists of net income and
                                            unrealized temporary gains and losses, net of income
                                            taxes, associated with certain investment securities.

TERMINATION OF ORIGINATION AND ACQUISITION
OF RESIDENTIAL MORTGAGES MAY NEGATIVELY
EFFECT THE CONSOLIDATED GROUP.............  The Consolidated Group previously originated and acquired first lien residential Mortgage Loans through
                                            Metwest, its capital market groups and correspondent
                                            lenders. These Mortgage Loans accounted for
                                            approximately $350 million, or 60%, of the real estate
                                            Receivables purchased or originated by the Consolidated
                                            Group in the fiscal year ended September 30, 2000. The
                                            Consolidated Group has begun implementing certain
                                            strategic alternatives that will discontinue the
                                            Consolidated Group's origination of such Mortgage Loans
                                            and reallocate these resources to the Consolidated
                                            Group's current line of business. There can be no
                                            assurance that the reallocation of resources from
                                            residential Mortgage Loans will be successful.

RISK THAT FORECLOSURE ON MORTGAGES WILL
DELAY OR REDUCE PAYMENTS ON RECEIVABLES...  Foreclosure, bankruptcy and other similar proceedings used to enforce mortgage loans are generally subject to
                                            principles of equity which are designed to relieve the
                                            indebted party from the legal effect of such party's
                                            default. Statutes may limit the right of the
                                            Consolidated Group to obtain a deficiency judgment
                                            against the defaulting party after a foreclosure or
                                            sale. The application of any such principle may lead to
                                            a loss or delay in the payment on a certificate in a
                                            securitization in which the Consolidated Group is
                                            involved or in loans held by the Consolidated Group.

REAL ESTATE USED AS COLLATERAL TO COVER
LOSSES ON RECEIVABLES MAY BE INADEQUATE...  Most of the Receivables purchased by the Consolidated
                                            Group are collateralized by real estate to provide
                                            collateral if a borrower defaults on such borrower's
                                            mortgage. The real estate used as collateral may be
                                            insufficient to cover any loss in the event of
                                            foreclosure. Several factors influence whether the value
                                            of the real estate will be sufficient to cover the value
                                            of the Receivables, including changes in economic
                                            conditions, property condition, property values, zoning,
                                            land use, environmental laws and other legal
                                            restrictions, including changes in and restrictions on
                                            the timing and methods of foreclosure.

RISK OF DEFAULT ON RECEIVABLES THAT ARE
SECURED ONLY BY A PROMISE TO PAY..........  The Consolidated Group purchases some Receivables that are not collateralized, such as annuities, lottery
                                            prizes, structured settlements or other investments. In
                                            these cases, since the Consolidated Group does not have
                                            collateral in a specific asset, it relies instead upon a
                                            promise to pay from an insurance company, a state
                                            government or other entity. There is a risk that the
                                            payor will not keep its promise to pay and will default.

NET INCOME MAY BE INSUFFICIENT TO COVER
FIXED CHARGES.............................  Net income of the Consolidated Group in 2000 and 1999 was insufficient to cover fixed charges including
                                            preferred stock dividend requirements. The elimination
                                            of non-recurring income items would have increased this
                                            insufficiency and would also have created an
                                            insufficiency in 1999 and 1998. See "MANAGEMENT'S
                                            DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                            RESULTS OF OPERATIONS--Introduction" under Item 7.

RISKS RESULTING FROM THE INEXPERIENCE OF
THE CONSOLIDATED GROUP IN ORIGINATING
EQUIPMENT LEASES..........................  The Consolidated Group originated equipment leases during fiscal year 2000. Management has chosen not to
                                            originate equipment leases in the future. Management may
                                            not be able to accurately predict default or loss rates
                                            on these equipment leases.

UNDERWRITING MAY INSUFFICIENTLY EVALUATE
THE RISK OF LOSSES ON RECEIVABLES.........  Metropolitan underwrites the Receivables that are purchased by the Consolidated Group. Many of the
                                            purchased receivables were originated by sellers and
                                            other non-institutional lenders. Therefore, the
                                            underwriting standards used to originate such loans may
                                            have been less strict than the standards that are
                                            typically used when underwriting conventional mortgage
                                            loans. Metropolitan uses a variety of procedures to
                                            evaluate Receivables depending on the type of
                                            investment. While Metropolitan tries to minimize the
                                            risk of default and the risk of losses if there is a
                                            default, there is no assurance that these underwriting
                                            procedures will be effective.

INSURANCE SUBSIDIARY EARNINGS MAY BE
UNAVAILABLE FOR DIVIDENDS AND FEES........  At September 30, 2000, approximately 77% of the
                                            Consolidated Group's assets were held by its insurance
                                            subsidiary, Western United. Insurance company
                                            regulations restrict the way in which an insurance
                                            company can transfer assets and the amount of money that
                                            can be paid out in dividends by the insurance company.
                                            To use money for dividends, the insurance company must
                                            obtain permission from the insurance commissioner in the
                                            state of domicile of the insurance company. These
                                            restrictions on the ability to declare dividends and
                                            transfers of assets could have an adverse effect on
                                            Metropolitan's financial performance and ability to meet
                                            its debt obligations and preferred stock dividend
                                            payments.

THE CONSOLIDATED GROUP MAY BE UNABLE TO
MEET ITS FINANCIAL OBLIGATIONS AS THEY
BECOME DUE................................  The Consolidated Group generates cash flow primarily from Receivable and other investments, the sale of
                                            annuities and life insurance, the sale or securitization
                                            of Receivables and the sale of debt and equity
                                            securities. Cash flows from existing assets has been
                                            adequate during the past five years to satisfy the
                                            demand for payment of maturing debentures and to pay
                                            preferred stock dividends. However, the Consolidated
                                            Group's ability to repay interest and principal on debt
                                            securities and preferred stock dividends that become due
                                            in the future and other outstanding obligations depends
                                            in part on the success of future public or private
                                            offerings of debt and equity securities.

AN INCREASE IN LIFE INSURANCE AND ANNUITY
TERMINATION RATES MAY DECREASE EARNINGS...  An increase in the termination rate of annuity contracts and life insurance policies would tend to decrease the
                                            earnings of Western United. If terminations increase,
                                            costs would increase because the insurance subsidiaries
                                            would have to immediately expense the unamortized
                                            deferred acquisition costs on those surrendered policies
                                            instead of continuing to amortize those costs over time.
                                            The rate at which annuity contracts and life insurance
                                            policies terminate is effected by several factors,
                                            including changes in interest rates, competition and
                                            changes in tax and other regulations. Management cannot
                                            predict the future rate of termination of life insurance
                                            and annuity policies.

ENVIRONMENTAL CONDITIONS AND REGULATIONS
OF PROPERTY ACQUIRED BY THE CONSOLIDATED
GROUP MAY LEAD TO LOSSES..................  The Consolidated Group acquires properties in the course of its business some of which may contain hazardous
                                            waste or other toxic materials. Various federal, state
                                            and local environmental laws, ordinances and regulations
                                            hold the owner or the previous owner liable for the
                                            costs of removal or remediation of hazardous or toxic
                                            substances on, under, in or near the effected property.
                                            Historically, the Consolidated Group has tried to avoid
                                            acquiring properties or Receivables collateralized by
                                            properties which may be contaminated. The Consolidated
                                            Group is currently evaluating whether to acquire or
                                            originate commercial loans where the property type or
                                            use creates a greater risk of environmental problems or
                                            on properties where known environmental problems exist.
                                            In those circumstances, the Consolidated Group is
                                            evaluating insurance programs to eliminate or minimize
                                            the potential environmental costs to the Consolidated
                                            Group. However, there is no guarantee that the
                                            Consolidated Group can effectively implement an
                                            insurance program or that, if implemented, it would be
                                            sufficient to cover the losses caused by any of these
                                            environmental liabilities. As a result of its current
                                            business or if the proposed program is implemented, the
                                            Consolidated Group may sustain significant losses due to
                                            such liability.

THE CONSOLIDATED GROUP MAY BE LIABLE FOR
ENVIRONMENTAL CLEAN UP ON REAL ESTATE.....  The government can place a lien on environmentally contaminated property to guarantee that the clean up
                                            costs for that property are paid. In many states, these
                                            liens have priority over the existing mortgage on the
                                            property. The Consolidated Group may be subject to these
                                            liens directly, or indirectly if they participate in a
                                            securitization of property and have a role in the
                                            day-to-day management of the facility or property.
                                            Environmental assessments to determine whether certain
                                            properties are contaminated are rarely performed by the
                                            Consolidated Group, and even where they are performed,
                                            there is no guarantee that the Consolidated Group will
                                            be insulated from liability for an environmental
                                            condition.

THE CONSOLIDATED GROUP MAY BE ADVERSELY
AFFECTED BY COMPETITION AMONG COMPANIES IN
THE CONSOLIDATED GROUP....................  Several companies are affiliated with the Consolidated
                                            Group through common control by C. Paul Sandifur, Jr.
                                            Certain officers and directors of these affiliated
                                            companies are also employees of the Consolidated Group.
                                            In addition, the Consolidated Group provides services to
                                            affiliated companies, buys and sells Receivables to and
                                            from such affiliated companies and makes loans to or
                                            borrows money from affiliated companies. These factors
                                            may lead to conflicts of interest such as which company
                                            receives a particular securities sale, how Receivables
                                            are distributed among or between separate companies, how
                                            fees for services are established and charged, how
                                            intercompany sales and purchases of Receivables are
                                            priced and the terms of any intercompany loans. Old
                                            Standard and Old West may compete with the Consolidated
                                            Group in acquiring Receivables and for the sale of
                                            annuities. Also, the Consolidated Group may compete with
                                            Summit for the acquisition of Receivables and the sale
                                            of securities.

RISK THAT REAL ESTATE HELD FOR DEVELOPMENT
MAY NOT BE SOLD, OR MAY NOT BE SOLD
PROFITABLY................................  The Consolidated Group is engaged in the development of various real estate properties, including substantially
                                            undeveloped properties. Development of such properties
                                            are at risk that the property will not be able to be
                                            sold, or will not be able to be sold at a price
                                            exceeding the carrying value for the property. Factors
                                            such as local and national trends in commercial property
                                            values as well as local, state and national economic
                                            trends may impact the potential sales price for such
                                            properties.

THE CONSOLIDATED GROUP MAY BE NEGATIVELY
IMPACTED BY SOME OF ITS EQUITY
INVESTMENTS...............................  The Consolidated Group invests in venture capital, joint ventures and other related equity investments. The
                                            market price and valuations of these investments may
                                            fluctuate due to market conditions and other conditions
                                            over which the Consolidated Group has no control.
                                            Fluctuations in the market price and valuations of these
                                            investments may reduce the amount of carrying costs by
                                            the Consolidated Group. These investments may also not
                                            have an active trading market and, as a result, the
                                            Consolidated Group may not be able to easily sell these
                                            investments and, if they are able to be sold, they may
                                            not be sold at favorable prices.

                             RECEIVABLE INVESTMENTS

INTRODUCTION

    Metropolitan has been investing in Receivables for its own account for over forty years. Metropolitan also provides Receivable acquisition and underwriting services to its subsidiary, Western United, and to Old Standard, Old West and Summit. See "--Management and Receivable Acquisition Services." Also see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13. The evaluation, underwriting and closing operations are performed at Metropolitan's headquarters in Spokane, Washington. The following information describes the Consolidated Group's Receivable acquisition and underwriting procedures undertaken on its behalf by Metropolitan as of September 30, 2000. These practices may be amended, supplemented and changed at any time at the discretion of the Consolidated Group.

    Unless otherwise indicated in this section and in the sections entitled "SECURITIES INVESTMENTS" and "REAL ESTATE DEVELOPMENT," or unless the context otherwise requires, references to a year (e.g. 2000) refer to the fiscal year ended September 30 of that year.

  TYPES OF RECEIVABLES

    The Consolidated Group's Receivable acquisitions include three principal types of Receivables: (1) Receivables collateralized by real estate (both the acquisition of existing loans and the origination of loans), (2) alternative cash flows consisting of lottery prizes, structured settlements, annuities and other cash flows, and, until recently, (3) Receivables collateralized by equipment (the origination of leases involving small ticket equipment items). Metropolitan discontinued lease origination in 2000 and does not currently have plans to resume this division.

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

  RECEIVABLE ACQUISITION VOLUME

    Metropolitan's Receivable acquisition activities (total activities for itself and for others), grew from approximately $494.3 million in 1998, to $654.0 million in 1999 and to $651.1 million in 2000. During 2000, the average monthly acquisition volume was approximately $54.3 million. Metropolitan's median closing time was approximately 11 days in 2000, in comparison to 14 days in 1999 and 13 days in 1998. Management considers closing time to be an important factor in a seller's decision to sell a Receivable to Metropolitan.

RECEIVABLE ACQUISITIONS

    Metropolitan has developed marketing techniques, sources and underwriting practices for each of its different types of Receivables. In general, the real estate Receivables acquired or originated by the Consolidated Group consist of non-conventional loans. These types of Receivables possess characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending or the seller or borrower chose to use non-conventional financing. In this type of lending, generally the lender will focus on the quality of the collateral as the ultimate recourse in the event of the borrower's default rather than the ability of the borrower to repay.

  INDIVIDUAL RECEIVABLE ACQUISITION SOURCES

    Historically, the majority of the Consolidated Group's real estate Receivables were acquired as individual Receivable acquisitions. See "--Current Mix of Receivable Investment Holdings." Metropolitan's principal source for private market Receivables is independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable.

    Metropolitan's acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller, and quick closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase such Receivables. In order to enhance its position in this market, Metropolitan has improved its acquisition strategies by centralizing acquisition activities and implementing flexible and strategic pricing and closing programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

  CAPITAL MARKETS (LOAN POOL) ACQUISITION SOURCES

    Previously Metropolitan acquired pools of real estate Receivables through capital markets group. These loans may be either seller originated or institutionally originated. They may be acquired by Metropolitan from brokers, banks, savings and loan organizations, mortgage brokerage firms and other financial institutions. Metropolitan has discontinued this acquisition method.

    Capital markets department acquisitions were typically negotiated through direct contact with the selling broker or portfolio departments at the various selling institutions, or are acquired through bidding at an auction. The closing costs per loan for institutional acquisitions were generally lower than private secondary mortgage market acquisitions. However, the investment yield generally was lower than yields available in the private market.

  LOAN SOURCES

    Metwest originated first lien residential mortgage loans, including both fixed and adjustable interest rate loans. Metwest is currently licensed or exempt to originate such mortgage loans as a wholesale lender in 32 states and as a retail lender in 34 states. Metwest discontinued its origination of wholesale and retail loans in January of 2001.

    Metwest originated real estate loans through licensed mortgage brokers who submitted loan applications on behalf of the borrower. Before Metwest entered into a broker agreement, the mortgage broker demonstrated that it was properly licensed, experienced and knowledgeable in lending. During 2000, Metwest originated an average of approximately 286 real estate loans per month, including loans to facilitate the resale of repossessed real estate.

  CORRESPONDENT LENDING SOURCES

    Beginning in 1997, Metropolitan began acquiring loans through loan correspondent agreements. Under these agreements, Metropolitan agreed to purchase loans at a specified yield immediately after their origination, so long as they complied with Metropolitan's underwriting guidelines. Metropolitan discontinued originations through this source in January of 2001. Such loans previously originated through correspondent lending may be insured by a primary mortgage guarantee insurance policy. Each correspondent makes standard representations and warranties with respect to each loan and has certain limited repurchase obligations.

  REAL ESTATE RECEIVABLE UNDERWRITING

    Prior to discontinuance of the origination activities, Metropolitan's loan correspondent underwriting guidelines and Metwest's real estate loan acquisition and origination underwriting guidelines applied criteria which included the following: evaluating the borrower's credit (which generally may include credit scores), income and debt to income ratios, obtaining and reviewing a current appraisal of the collateral, evaluating the property type, comparing the loan amount to the collateral value and evaluating the economics of the region where the collateral is located. For certain, but not all, of the loans with higher loan-to-value ratios, mortgage insurance may be required. In addition, title insurance in an amount equal to the Receivable balance at the time of acquisition was generally obtained. Generally, a lower credit rating would result in a higher required down payment, higher collateral value to loan amount and/or a higher interest rate or yield (through a discounted purchase price). Unlike the seller financed real estate Receivables, the loans originated by Metwest, certain pool acquisitions and the loans purchased through Metropolitan's loan correspondent program have standardized documentation and terms. Real estate Receivables acquired or originated for inclusion in securitization pools generally have more stringent underwriting guidelines than other acquired or originated real estate loans.

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

  EQUIPMENT LEASES

    In August of 1999, Metropolitan began to originate and to negotiate the purchase from others of equipment leases. Metropolitan discontinued lease origination in 2000 and does not currently have plans to resume this division. These equipment leases were generally originated or purchased for less than $250,000. Metropolitan's equipment leasing underwriting and origination guidelines applied criteria similar to that applied to Receivables collateralized by real estate, which included (1) evaluating the borrower's credit, which may include credit scores, income and debt to income ratios;
(2) obtaining and reviewing a current appraisal of the collateral and
(3) comparing the lease amount to the collateral value.

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

CURRENT MIX OF RECEIVABLE INVESTMENT HOLDINGS

    The Consolidated Group's investments in Receivables include Receivables collateralized by first or second liens, primarily on single family residential property and commercial properties. Management believes that the yield earned on the mortgages collateralized by commercial property is higher than the yield on Receivables collateralized by single family residential property, while the credit risks are lower for the mortgage collateralized by single family residential property. Management also believes that the large numbers of relatively small individual Receivables, the geographic dispersion of the collateral and the collateral value to investment amount requirements dissipate much of the risk in the residential mortgage portion of the portfolio. The Consolidated Group currently projects an expansion of the origination of commercial loans in 2001. This is due in part to management's current perception that this market may be inadequately served by current lenders, who are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development loan markets.

    Management continually monitors economic and demographic conditions throughout the country in an effort to avoid a concentration of its acquired real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

    The following charts present information regarding type of real estate collateral, geographical distribution and lien priority of the Consolidated Group's portfolio of outstanding real estate Receivables as of September 30, 2000.

                 DISTRIBUTION OF RECEIVABLES BY COLLATERAL TYPE
                              (SEPTEMBER 30, 2000)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Residential         60%
Commercial          25%
Farms, Land, Other  15%

          DISTRIBUTION OF RECEIVABLES (COLLATERALIZED BY REAL ESTATE)
                              BY SECURITY POSITION

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

First Lien Position            98%
Second Lien or Lower Position   2%

             DISTRIBUTION OF ASSETS AS A PERCENTAGE OF TOTAL ASSETS

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Receivables Collateralized by Real Estate          35%
Securities Investments                             29%
Other Receivables (Structured Settlements,
Lotteries, Annuities and Direct Financing Leases)  16%
Real Estate Held                                    7%
Other                                               7%
Deferred Costs                                      6%

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.
          PERCENTAGE DISTRIBUTION BY STATE OF THE PRINCIPAL AMOUNT OF
       RECEIVABLES COLLATERALIZED BY REAL ESTATE AS OF SEPTEMBER 30, 2000

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Washington      16%
Arizona         12%
California      12%
Florida          7%
Oregon           7%
Texas            7%
New Mexico       5%
Alaska           3%
Idaho            3%
New York         3%
Colorado         2%
Hawaii           2%
Montana          2%
Nevada           2%
North Carolina   2%
Utah             2%
Georgia          1%
Michigan         1%

States not showing a percentage have less than 1%.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2000

    At September 30, 2000, the Consolidated Group held first priority liens associated with contracts and mortgage note receivables with a face value of approximately $401.7 million (98%) and second or lower priority liens of approximately $6.5 million (2%). Approximately 31% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 26% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 11% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 6% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 12% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables ranges principally from $15,000 to $300,000 with 98 real estate Receivables, aggregating approximately
$73.9 million, in excess of this range. No individual contract or note is in excess of 1.4% of the total carrying value of real estate Receivables and less than 4% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 93% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 2000 is approximately 9.5%. Maturity dates range from 2000 to 2030.

                                                                             INTEREST       CARRYING     DELINQUENT
                                                               NUMBER OF       RATES       AMOUNT OF      PRINCIPAL
                        DESCRIPTION                           RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT
                        -----------                           -----------   -----------   ------------   -----------
RESIDENTIAL
  First Mortgage > $100,000.................................       457         8-12%      $ 78,803,990   $ 6,772,864
  First Mortgage > $50,000..................................     1,048         8-12         71,257,523     4,925,738
  First Mortgage < $50,000..................................     4,999         8-13         90,898,510     5,504,354
  Second or Lower > $100,000................................         7          8-9          1,504,804            --
  Second or Lower > $50,000.................................         7         8-10            455,274            --
  Second or Lower < $50,000.................................       100         8-11          1,535,119        39,774
COMMERCIAL
  First Mortgage > $100,000.................................       270         8-12         74,487,204     4,978,661
  First Mortgage > $50,000..................................       227         8-11         16,595,156       595,551
  First Mortgage < $50,000..................................       313         8-11          8,666,810       270,601
  Second or Lower > $100,000................................         7          8-9          1,975,451            --
  Second or Lower > $50,000.................................         8         9-11            508,852            --
  Second or Lower < $50,000.................................        15         8-10            381,602            --
FARM, LAND AND OTHER
  First Mortgage > $100,000.................................       127         8-14         31,464,284     2,565,674
  First Mortgage > $50,000..................................       163         8-13         11,152,911       328,433
  First Mortgage < $50,000..................................     1,039         8-12         18,392,306       370,858
  Second or Lower > $100,000................................        --           --                 --            --
  Second or Lower > $50,000.................................        --           --                 --            --
  Second or Lower < $50,000.................................        10         8-10            167,916        47,493
  Unrealized discounts, net of unamortized acquisition
    costs, on Receivables purchased at a discount...........                               (13,948,973)
  Accrued Interest Receivable...............................                                 5,698,149
                                                                                          ------------   -----------
CARRYING VALUE..............................................                              $399,996,888   $26,400,001
                                                                                          ============   ===========

    The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

    The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                                        RESIDENTIAL     COMMERCIAL      FARM, LAND,
                                                         PRINCIPAL      PRINCIPAL     OTHER PRINCIPAL   TOTAL PRINCIPAL
                                                        ------------   ------------   ---------------   ---------------
October 2000 September 2003...........................  $ 26,944,060   $ 20,464,404     $15,211,640      $ 62,620,104
October 2003 September 2005...........................    19,431,575     21,912,869       7,565,838        48,910,282
October 2005 September 2007...........................    16,800,030     11,155,765       7,838,681        35,794,476
October 2007 September 2010...........................    30,471,661     11,311,288       7,365,602        49,148,551
October 2010 September 2015...........................    42,751,526     12,191,832       7,103,019        62,046,377
October 2015 September 2020...........................    21,051,416      4,881,255      12,665,104        38,597,775
October 2020 Thereafter...............................    87,004,952     20,697,662       3,427,533       111,130,147
                                                        ------------   ------------     -----------      ------------
                                                        $244,455,220   $102,615,075     $61,177,417      $408,247,712
                                                        ============   ============     ===========      ============

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

                                                            INTEREST       CARRYING     DELINQUENT    NONACCRUAL     NUMBER OF
                                              NUMBER OF       RATES       AMOUNT OF      PRINCIPAL     PRINCIPAL     NONACCRUAL
                DESCRIPTION                  RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT        AMOUNT      RECEIVABLES
                -----------                  -----------   -----------   ------------   -----------   -----------   ------------
RESIDENTIAL
  First Mortgage > $100,000................       665         8-12%      $111,543,183   $ 7,326,286   $2,131,568         14
  First Mortgage > $50,000.................     1,637         8-12        111,724,327     6,393,943       94,419          1
  First Mortgage < $50,000.................     7,771         8-14        149,421,102     7,352,985           --         --
  Second or Lower > $100,000...............         2          8-9            241,165            --           --         --
  Second or Lower > $50,000................        21         8-10          1,377,633            --           --         --
  Second or Lower < $50,000................       250         8-11          4,254,171       131,973           --         --
COMMERCIAL
  First Mortgage > $100,000................       267         8-12         63,882,965     3,400,951      251,140          2
  First Mortgage > $50,000.................       255         8-11         18,658,472       616,173           --         --
  First Mortgage < $50,000.................       361         8-11          9,807,575       282,658           --         --
  Second or Lower > $100,000...............        11         8-11          3,768,425            --           --         --
  Second or Lower > $50,000................        17         8-10          1,194,734            --           --         --
  Second or Lower < $50,000................        35         8-11            915,669            --           --         --
FARM, LAND AND OTHER
  First Mortgage > $100,000................       114         8-12         23,419,057     3,158,580      582,478          1
  First Mortgage > $50,000.................       159         8-13         11,206,573       565,419           --         --
  First Mortgage < $50,000.................     1,771         8-12         31,189,625       771,032           --         --
  Second or Lower > $100,000...............        --           --                 --            --           --         --
  Second or Lower > $50,000................         1            8             75,215            --           --         --
  Second or Lower < $50,000................        16         8-10            238,760            --           --         --
  Unrealized discounts, net of unamortized
    acquisition costs, on Receivables
    purchased at a discount................                               (13,416,777)
  Accrued Interest Receivable..............                                10,024,083
                                                                         ------------   -----------   ----------
CARRYING VALUE.............................                              $539,525,957   $30,000,000   $3,059,605
                                                                         ============   ===========   ==========

    The principal amounts of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

    The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                                     RESIDENTIAL    COMMERCIAL       FARM, LAND,
                                                      PRINCIPAL      PRINCIPAL     OTHER PRINCIPAL    TOTAL PRINCIPAL
                                                     ------------   -----------   -----------------   ---------------
October 1999 September 2002........................  $ 39,372,682   $13,786,448      $14,395,020       $ 67,554,150
October 2002 September 2004........................    29,844,651   13,306,380         8,592,041         51,743,072
October 2004 September 2006........................    28,847,580   14,151,225         8,239,914         51,238,720
October 2006 September 2009........................    42,674,415   19,708,583         9,765,512         72,148,509
October 2009 September 2014........................    68,138,399   12,229,150        10,273,626         90,641,175
October 2014 September 2019........................    32,018,242    7,748,329         7,906,404         47,672,975
October 2019 Thereafter............................   137,665,612   17,297,725         6,956,713        161,920,050
                                                     ------------   -----------      -----------       ------------
                                                     $378,561,581   $98,227,840      $66,129,230       $542,918,651
                                                     ============   ===========      ===========       ============

                         RECEIVABLE INVESTMENT ACTIVITY

    The following tables present certain statistical information regarding the Consolidated Group's Receivable investment activity during the three fiscal years ended September 30, 2000.

                                                               YEAR ENDED OR AT SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
REAL ESTATE RECEIVABLES PURCHASED OR ORIGINATED DURING
  PERIOD
    Number..................................................     7,613       8,205       5,263
    Average Face Amount.....................................  $     78    $     66    $     58
    Face Amount.............................................  $591,278    $537,289    $307,170
    Unrealized Discounts, Net of Acquisition Costs..........    (7,766)     (1,247)    (11,208)
    Underlying Obligations Assumed(l).......................      (301)       (530)       (707)
                                                              --------    --------    --------
                                                              $583,211    $535,512    $295,255
                                                              ========    ========    ========
TOTAL REAL ESTATE RECEIVABLES OUTSTANDING AT END OF
  PERIOD(2)
    Number..................................................     8,797      13,353      15,246
                                                              --------    --------    --------
    Face Amount Discounted Receivables......................  $283,239    $438,838    $509,736
    Face Amount Originated Receivables......................   125,009     104,081     113,815
                                                              --------    --------    --------
    Total Outstanding Receivables...........................   408,248     542,919     623,551
    Unrealized Discounts Net of Unamortized Acquisition
      Costs.................................................   (13,949)    (13,417)    (19,730)
    Accrued Interest Receivable.............................     5,698      10,024      10,357
                                                              --------    --------    --------
  Net Balance...............................................  $399,997    $539,526    $614,178
                                                              ========    ========    ========
Average Net Balance per Receivable (Excluding Accrued
  Interest).................................................  $   44.8    $   40.0    $   39.6
Average Annual Yield on Discounted and Originated
  Receivables(3)............................................      10.7%       10.4%       10.6%

---------

(1) Consisting of pre-existing first lien position Receivables which remain when the Consolidated Group invests in second lien position Receivables.

(2) Approximately 31% of the portfolio at September 30, 2000, 19% of the portfolio at September 30, 1999 and 18% of the portfolio at September 30, 1998 represented originated Receivables which include financing for resales of repossessed properties.

(3) Yield on real estate Receivables represent gross interest and earned discount revenues, net of amortized acquisition costs, prior to any overhead allocation and losses recorded following foreclosure. The reasons for changes in yield are (i) fluctuations in the rate of actual prepayments;
    (ii) securitization and sale of Receivables; (iii) the changing mix of Receivable purchases between those originated from Metropolitan's network broker contacts and those purchased in bulk; (iv) the amortization of the existing portfolio; and (v) the amount of discount on Receivables purchased.

    At September 30, 2000, the average contractual interest rate on Receivables collateralized by real estate (weighted by principal balances) was approximately 9.5%.

SERVICING AND COLLECTION PROCEDURES, AND DELINQUENCY EXPERIENCE

    The servicing and collection of Receivables of all types owned by the Consolidated Group is performed by Metwest. Metwest also services the Receivables of Summit, Old Standard, and Old West, as well as Receivables sold through securitizations. Metwest uses a flexible computer software program, Sanchez, to monitor and service the Receivables. The Consolidated Group considers consistent and timely collection activity to be critical to successful servicing and minimization of foreclosure losses for its Receivables portfolio. The Consolidated Group periodically evaluates ways to improve its servicing and collection processes including improved customer service, lower delinquency rates and shorter foreclosure and resale periods. These alternatives may include implementation of new technologies, changes to current procedures and outsourcing or sale of all or a part of the servicing and collection functions.

    Fees for providing servicing and collection services to Metropolitan and Western United had no impact on the results of operations of the Consolidated Group during fiscal 2000 as they are eliminated in the consolidated financial statements. Fees for providing servicing and collection services to the trusts holding securitized pools and to Summit, Old Standard and Old West were approximately $6,630,000, before deducting amortization and valuation of servicing rights of approximately $4,743,000 during fiscal 2000. These charges to parties outside the Consolidated Group provide an additional source of income to the Consolidated Group.

    The principal amount of Receivables collateralized by real estate held by the Consolidated Group (as a percentage of the total outstanding principal amount of Receivables) which was in arrears for more than ninety days at the end of the following fiscal years was:

2000.........................    6.5%
1999.........................    5.5%
1998.........................    5.5%

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

    Collection efforts of delinquent amounts of Receivables are organized in a step stage format which staggers the intensity of the collection effort based upon the delinquency severity and allowing the more experienced collectors to handle the more delinquent accounts. Metwest utilizes a computer generated payment behavior and scoring system to determine at which point a borrower will be called on a late payment which sometimes may be as soon as the first day of delinquency. If the system determines that a call should be placed to a borrower prior to the tenth day of delinquency a front-end collector will place a collection call to the payor. Generally, if a payment becomes seven days past due, a late notice will automatically be sent to the payor notifying the payor of the delinquency and the applicable late charge. When 10 days delinquent, the Receivable will be assigned to a second stage collector who will attempt to make verbal contact with the payor no later than the twenty-ninth day of delinquency if the payment and behavior scoring system indicates that a call should be placed at that time. The collector works closely with a more senior collector in a team environment. If no satisfactory arrangement is made by the twenty-second day of delinquency a pre-litigation (demand) letter will be sent to the payor. Additionally at the thirtieth day of delinquency the senior collector for that team will attempt to make contact with the payor. If verbal contact or satisfactory arrangements are not made by the forty-fifth day, a decision matrix is used to determine whether to forward the file: (1) to the loan modification center for a workout solicitation or acceleration; (2) to the foreclosure department; or (3) to the pre-foreclosure committee for review to determine the best method for solving the delinquency (either through additional workout attempts or through foreclosure). Generally, for those loans for which verbal contact has been made, a collector will work with the borrower to bring the loan current, or refer the loan to the loan modification center for a work out. Collectors continue to attempt to make contact with the payor, unless otherwise referred to the foreclosure department or the loan modification center, through the sixtieth day of delinquency. Collection activity may also involve the initiation of legal proceedings against the Receivable obligor. Legal proceedings, when necessary, are generally initiated within approximately
75 days after the initial default. If accounts are reinstated prior to completion of the legal action, as a condition of reinstatement, attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance, in some cases.

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

ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS

    The Consolidated Group establishes an allowance for expected losses on real estate assets (both Receivables collateralized by real estate and repossessed real estate) based upon historical experience. The Consolidated Group continually reviews the results of its resales of repossessed real estate to identify any market trends and to document the Group's historical experience on such sales. The Consolidated Group adjusts its allowance for losses requirement, as appropriate, based upon such observed trends in delinquencies and losses on resales. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision for Losses on Real Estate Assets" under
Item 7.

    The following table outlines the Consolidated Group's changes in the allowance for losses on real estate assets:

                                                           2000           1999          1998
                                                        -----------   ------------   -----------
Beginning Balance.....................................  $ 9,318,072   $ 11,000,618   $12,327,098
Provisions............................................   11,855,691     10,675,560     6,199,297
Charge-Offs...........................................   (8,367,804)   (12,358,106)   (7,525,777)
                                                        -----------   ------------   -----------
Ending Balance........................................  $12,805,959   $  9,318,072   $11,000,618
                                                        ===========   ============   ===========
Percentage of Ending Balance of Allowances to
  Outstanding Real Estate Assets......................          2.7%           1.5%          1.6%
                                                        ===========   ============   ===========
Ratio of Net Charge-Offs to Average Real Estate Assets
  Outstanding During the Period.......................          1.5%           1.9%          1.2%
                                                        ===========   ============   ===========

The provision for losses on real estate contracts and mortgage notes receivable, including commercial loans, is determined as the amount required to establish the allowance at the level determined in accordance with the policy described above. Because primarily all of the Receivables are collateralized by real estate, the Consolidated Group considers its delinquency and loss experience in determining the likelihood that Receivables that are currently performing may become delinquent, and the loss that may be experienced should foreclosure become the means of satisfaction. The Consolidated Group manages its risk of loss upon default through the underwriting process that reviews demographics, real estate market trends, property value and overall economic conditions related to the real property collateralizing a Receivable. Management does not expect that the loss experience related to the Receivables will increase materially during the next full year of operations.

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

    The following table presents specific information about the Consolidated Group's repossessed properties with carrying values of $100,000 or more which were held at September 30, 2000 and/or September 30, 1999. The carrying values of certain properties may reflect additional costs incurred, such as taxes and improvements, when such costs are estimated to be recoverable from the sale of the repossessed property.

                                                        CARRYING     CARRYING                 MARKET
                                                         VALUE        VALUE                   VALUE        YEAR OF     TOTAL RENT
PROPERTY TYPE/STATE LOCATION                            9/30/99      9/30/00                 9/30/00     FORECLOSURE    RECEIVED
----------------------------                           ----------   ----------              ----------   -----------   ----------
House, Vermont.......................................  $  149,765                    A                      1999
Commercial, New York.................................     239,058   $  239,058              $  265,620      1998        $ 52,875
House, Florida.......................................     137,522                    B                      1999
House, Utah..........................................     134,682                    C                      1999
House, Washington....................................     125,910                    D                      1998
House, Texas.........................................     108,108                    E                      1999
Commercial, New York.................................     124,098      124,331                 138,146      1999
Land, New York.......................................     108,000      108,000                 120,000      1999
Land, California.....................................      29,250                    F                      1998
Land, Washington.....................................                   99,000                 110,000      1999
House, New Jersey....................................     107,100                    G                      1999          11,105
House, Washington....................................                1,436,462               1,596,069      1999
House, Pennsylvania..................................     112,500                    H                      1999
Condo, Maryland......................................     333,000      259,200                 288,000      1999          41,380
Commercial Land, Florida.............................     153,000      144,000                 160,000      1999
Land, Washington.....................................     247,719                    I                      1998
Commercial, Washington...............................     645,215      641,096                 712,329      1999
Commercial, New York.................................     181,020      112,500                 125,000      1999
House, Illinois......................................                  216,000                 240,000      1999
House, Arizona.......................................     236,039      321,548                 357,276      1999
Commercial, Florida..................................     123,750       85,500                  95,000      1999
Land, Florida........................................     282,843      229,500                 255,000      1998
Condo, Washington....................................     108,152                    J                      1999
Commercial, New York.................................     208,800      161,550                 179,500      1999
House, California....................................                  141,300                 157,000      2000
Condo, New Jersey....................................     155,837                    K                      1999
House, California....................................     126,861                    L                      1999
Commercial, Texas....................................                  244,800                 272,000      2000
Commercial, New York.................................     144,000                    M                      1999
Condo, Nevada........................................                  103,976                 115,529      2000
Commercial Land, Florida.............................     203,742      170,550                 189,500      1999
Commercial, Florida..................................      40,500                    N                      1998
Commercial, New York.................................     179,550      125,550                 139,500      1998          26,483
House, California....................................     126,900                    O                      1999
House, Idaho.........................................     127,425                    P                      1999
Land, Arizona........................................      90,000       59,310                  65,900      1998
Commercial, California...............................     999,509                    Q                      1998          68,891
House, Texas.........................................                  133,795                 148,661      2000
House, Florida.......................................     688,817                    R                      1999
Land, Oregon.........................................     120,506       40,410                  44,900      1999
House, Arizona.......................................     131,950                    S                      1999
Commercial, Washington...............................     153,765                    T                      1999
House, Washington....................................                  171,482                 190,536      2000
House, Utah..........................................     108,000                    U                      1999
House, Oregon........................................     117,900                    V                      1999
Land, Utah...........................................     126,051      126,051                 140,057      1999
Commercial, Idaho....................................     125,471                    W                      1999
House, Colorado......................................     100,350                    X                      1999
Land, California.....................................     130,500                    Y                      1999
Residential Mobile Home, Colorado....................                  124,200                 138,000      1999

                                                        CARRYING     CARRYING                 MARKET
                                                         VALUE        VALUE                   VALUE        YEAR OF     TOTAL RENT
PROPERTY TYPE/STATE LOCATION                            9/30/99      9/30/00                 9/30/00     FORECLOSURE    RECEIVED
----------------------------                           ----------   ----------              ----------   -----------   ----------
Condo, California....................................     110,700                    Z                      1999
House, Washington....................................     478,242                   AA                      1999
Commercial, Rhode Island.............................     115,200                   AB                      1999
Commercial, New Jersey...............................     124,309                   AC                      1999
House, Indiana.......................................     192,324                   AD                      1999
House, Washington....................................     111,475                   AE                      1999
House, Washington....................................                  193,500                 215,000      1999
House, California....................................     243,000                   AF                      1999
Land, Utah...........................................                  104,400                 116,000      2000
House, Washington....................................                  168,452                 187,169      2000
Commercial, New Mexico...............................                  105,930                 117,700      1999
House, Arkansas......................................                  121,500                 135,000      1999
3 to 4 plex, New Jersey..............................                  170,830                 189,811      2000
House, Nevada........................................                  146,328                 162,587      2000
Commercial, Oregon...................................                  116,550                 129,500      2000
Commercial, Virginia.................................                  126,000                 140,000      2000
House, Maryland......................................                  296,759                 329,732      2000
House, California....................................     192,322                   AG                      1999
                                                       ----------
                                                       $9,460,737   $7,169,418              $7,966,022                  $200,734
                                                       ==========   ==========              ==========                  ========

    The sales prices of the referenced properties were as follow:

                            $220,000  A
                             155,000  B
                             128,500  C
                             119,000  D
                             114,000  E
                              27,500  F
                              90,000  G
                             175,000  H
                             355,624  I
                             131,500  J
                             150,000  K
                             195,000  L
                             160,000  M
                              45,000  N
                             142,500  O
                             105,000  P
                             950,000  Q
                             680,000  R
                             155,000  S
                             182,020  T
                             110,000  U
                             130,000  V
                             159,000  W
                             117,000  X
                             145,000  Y
                             132,400  Z
                             450,000  AA
                             120,000  AB
                             147,800  AC
                             185,000  AD
                              76,500  AE
                             335,000  AF
                             182,000  AG
Total...................  $6,570,344
                          ==========

    For information regarding the Consolidated Group's activity in properties held for development, see "REAL ESTATE DEVELOPMENT."

MANAGEMENT AND RECEIVABLE ACQUISITION SERVICES

    Metropolitan provides management and Receivable acquisition services to its subsidiaries and to Summit, Old Standard and Old West. The Receivable acquisitions satisfy underwriting and yield requirements established by the purchasing company. The difference between the yield requirement and the yield which Metropolitan actually negotiates is retained by Metropolitan as its compensation for providing acquisition services, except with respect to Western United which beginning April 1, 1998, began acquiring loans from Metropolitan at Metropolitan's cost in compliance with current regulatory application of statutes regulating transactions within a holding company group.

    Prior to April 1, 1998, the excess yield retained by Metropolitan was amortized into Metropolitan's income over the same period and in the same amount as it is amortized into expenses by Western United. During 1998, Metropolitan charged Western United fees of approximately $10.4 million. The 1998 charges were before loss reserves of $4.89 million. Additionally, Metropolitan provides receivable acquisition services to Summit, Old Standard and Old West. The fee is based upon yield requirements established by Summit, Old Standard and Old West. Metropolitan charges, as its receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiated when the receivable is acquired. The fees are recognized as revenues when the related fees are charged to those companies. During 2000, Metropolitan charged Summit, Old Standard and Old West fees of approximately $111,000. The service agreements with Western United have no effect upon the consolidated financial results of the Consolidated Group. The service agreements with companies outside the Consolidated Group, including Summit, Old Standard and Old West provide fee income to Metropolitan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

RECEIVABLE SALES

    The Consolidated Group sells pools of Receivables when it considers it profitable to do so. Such sales generally occur through one of two methods:(1) securitization or (2) direct sales. Historically, the majority of the Consolidated Group's receivable sales have been through securitizations. The Consolidated Group does not anticipated participating in new securitizations during 2001. Management believes that, in addition to the profits which may be earned, the sale of Receivables provides a number of benefits including allowing the Consolidated Group to diversify its funding base, provide liquidity and may provide lower cost of funds. The sale of Receivables allows the Consolidated Group to continue to expand its investing activities without increasing its total asset size.

    Generally, a securitization involves the sale of certain specified Receivables to a bankruptcy remote single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. Typically the certificates consist of several different classes, which include classes of senior certificates, a class of residual interests certificates, and may also include intermediate classes of subordinated certificates. The rights of the senior certificate holders can be enhanced through several methods which include subordination of the rights of the subordinate and residual interests to receive distributions, or through the establishment of a reserve fund. In connection with securitizations, the senior certificates are sold to investors, which are generally institutional investors. The companies which sell their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies may also receive an interest in any unsold subordinate certificates and an interest in any residual interest. Such interests are generally apportioned based upon the respective companies' contribution of Receivables to the pool of Receivables sold to the trust and may be resecuritized.

    Through September 30, 2000, the Consolidated Group (principally Metropolitan and Western United) has participated as a co-sponsor in 13 real estate Receivable securitizations of which five were also participated in by affiliates, Summit, Old Standard and Old West. The affiliates' percentage of each securitization has been less than approximately 10% in each transaction in which they participated. In each securitization, Metropolitan has used either futures contracts or securities "short sales" to hedge or protect the profits for all or a portion of the transaction. The price to the participants at settlement for each securitization includes their proportionate share of hedging transactions related to each securitization. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 2" under Item 8.

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

    In the securitizations in which the Consolidated Group has participated, the rights of the senior certificate holders were enhanced through subordinating the rights of subordinate and residual interests to receive distributions with respect to the mortgage loans. The selling companies initially retained their respective residual interests but in a prior year, certain of such residual interests were resecuritized. At September 30, 2000, the value of residual interests held by the Consolidated Group was $32.0 million. When determining the expected cash flow, the Consolidated Group must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows.

    The Consolidated Group may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "held-for-trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "held-for-trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. During the quarter ended June 30, 2000, the Consolidated Group adjusted its assumptions based on the actual historical performance and expectations of future performance of the loan pools and recorded a pre-tax valuation write-down of $12.8 million, $5.2 million of which was recorded as a temporary impairment through other comprehensive income. The Consolidated Group will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities. During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). This EITF will change the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. The Consolidated Group must adopt the provisions of EITF 99-20 on April 1, 2001, but has not fully determined the effect of implementing EITF 99-20. As such, there may be declines in fair value of investments, which are currently recorded in equity as other comprehensive losses, which will be considered to be permanent impairments resulting in a charge against earnings upon adoption.

    In addition to sales through securitizations, the Consolidated Group sells pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale.

    During the year ended September 30, 2000, the Consolidated Group sold portfolios of real estate Receivables through both direct sales and securitizations with proceeds of approximately $600.0 million and gains of $24.8 million. During that same period, the Consolidated Group sold other Receivables through direct sales with proceeds of approximately $46.5 million and gains of $2.2 million.

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

                     LIFE INSURANCE AND ANNUITY OPERATIONS

INTRODUCTION

    One of the Consolidated Group's principal subsidiaries is Western United. Western United was incorporated in Washington State in 1963. As of
September 30, 2000, Western United owned approximately $919 million in assets, or approximately 77% of the Consolidated Group's total assets. Based on its admitted statutory assets at December 31, 1999, Western United ranks fifth in size among the 25 individual life and health insurance companies domiciled in the State of Washington. Nationally, Western United ranked 294th in size out of 1,481 companies based on admitted assets.

    Western United markets its annuity and life insurance products through over 1,400 independent sales representatives under contract. These representatives may also sell life insurance and/or annuity products for other companies. Western United is licensed as an insurer in the States of Alaska, Arizona, Hawaii, Idaho, Indiana, Montana, Nebraska, Nevada, North Dakota, Oregon, Oklahoma, South Dakota, Texas, Utah, Washington, and Wyoming.

    Management intends to expand the operations of Western United into other states as opportunities arise, which may include the acquisition of other existing insurance companies. Western United currently has an insurance license application pending in the State of New Mexico.

    Western United is a member of the Insurance Market Standards Association, which is an association established to promote ethical insurance marketing standards among its members. Western United is also a member of the Federal Home Loan Bank of Seattle.

    Western United may invest up to 65% of its statutory assets in real estate related assets. The balance of Western United's investments are principally invested in government and investment-grade securities, but may be invested in a variety of other areas as permitted by applicable insurance regulations. See "SECURITIES INVESTMENTS" and "REGULATION."

    Generally, loans which are acquired through the institutional secondary mortgage market qualify as "mortgage related securities" pursuant to the Secondary Mortgage Market Enhancement Act (SMMEA). SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations, which are issued by or guaranteed as to principal and interest by the United States Government, its agencies and instrumentalities, can be acquired. As a result, Western United can acquire qualifying real estate Receivables in amounts which exceed the above referenced 65% limitation. Such acquisitions are also exempt from other state insurance regulations including loan to value and appraisal regulations.

ANNUITIES

    Western United has actively marketed single and flexible premium deferred annuities since 1980. During the past three calendar years, approximately 98% of Western United's direct premiums were derived from annuity sales.

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

    During fiscal 2000, Western United introduced three new products--the Horizon Equity Indexed Annuity, the Liquid Flexible Premium Annuity and the Discover Max series of single premium annuities. The Horizon Equity Indexed Annuity is a fixed rate deferred annuity with the crediting rate on a portion of the account value indexed to the performance of the Standard & Poor's 500 Stock Price Index. Crediting rates determined by this index are subject to certain participation and annual cap rates. The Liquid

Flexible Premium Annuity product and Discover Max annuity products carry a guaranteed credited interest rate for the first year; thereafter the rates are declared annually with one-year guarantees. The Discover Max products are further subject to bail-out protection for Western United during the first six policy years.

    At September 30, 2000, deferred policy acquisition costs were approximately 7.5% of life and annuity reserves. Increasing termination rates may have an adverse impact on Western United's earnings through requiring faster amortization of these costs. Management believes that this potentially adverse impact is mitigated by annuity interest spreads, which are anticipated to be about 200 basis points. This spread analysis is shown in the following table, which applies to the results of Western United during the past three calendar years, based on insurance regulatory report filings:

                                                                                               THREE YEAR
                                                                1999       1998       1997      AVERAGE
                                                              --------   --------   --------   ----------
Net Investment Earnings Rate................................    8.11%      7.58%      7.87%       7.85%
Average Credited Interest Rate..............................    5.71       5.84       6.03        5.86
Spread......................................................    2.40       1.74       1.84        1.99

    During fiscal 2000, 1999 and 1998, amortization of actuarily determined deferred policy acquisition costs was $12.6 million, $11.0 million and $10.0 million, respectively.

    Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves. For the calendar years 1999,1998 and 1997, lapse rates were 16.9%, 18.9%, and 16.9%, respectively. Based upon results for the nine months ended September 30, 2000, lapse rates were 28.12%.

LIFE INSURANCE

    During the year ended September 30, 2000, approximately 2% of Western United's statutory direct premiums were derived from the sale of interest sensitive whole life insurance and term life insurance policies. As of September 30, 2000, the face amount of life insurance policies written and outstanding totaled $222,381,000, net of amounts ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience (i.e. the frequency of claims resulting from deaths of policyholders). Although Western United's mortality rates to date have been lower than expected, higher credited interest rates and higher issuing expenses combined with low volume have resulted in lower profits than those experienced with its annuity products.

    The following table sets forth certain key financial information regarding the Consolidated Group's life insurance subsidiary.

                                                               YEAR ENDED AT SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Insurance In Force
  Individual Life...........................................  $259,976   $282,481   $308,191
  Less Ceded to other Companies.............................   (37,595)   (41,372)   (47,653)
                                                              --------   --------   --------
                                                               222,381    241,109    260,538
                                                              ========   ========   ========
Life Insurance Revenues.....................................     1,767      1,994      2,194
Less Ceded Premiums.........................................      (309)      (326)      (323)
                                                              --------   --------   --------
Net Life Insurance Premiums.................................     1,458      1,668      1,871
                                                              ========   ========   ========
Net Investment Income.......................................    66,381     61,555     62,453
                                                              ========   ========   ========
Benefits, Claim Losses and Settlement Expenses..............    45,174     44,526     47,170
                                                              ========   ========   ========
Deferred Policy Acquisition Costs...........................    58,213     61,764     67,167
                                                              ========   ========   ========
Reserves for Future Policy Benefits, Losses, Claims and Loss
  Expenses..................................................   775,132    795,744    800,849
                                                              ========   ========   ========
Total Assets................................................   918,815    962,896    939,910
                                                              ========   ========   ========
Capital and Surplus.........................................    96,430    100,420     89,618
                                                              ========   ========   ========

REINSURANCE

    Reinsurance is the practice whereby an insurance company enters into agreements (termed "treaties") with other insurance companies in order to assign some of its insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Life insurers commonly obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of risk that a company is willing to retain is based primarily on considerations of the amount of insurance it has in force and upon its ability to sustain unusual surrender fluctuations.

  ANNUITY REINSURANCE

    Western United has entered into a reinsurance agreement with Old Standard which became effective July 1, 1998 and remained in effect at September 30, 2000. Under this agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products. The premiums ceded during the fiscal years ended September 30, 1999 and 2000 were approximately $44.7 million and $27.4 million, respectively. Western United received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $2.3 million and $1.5 million during the fiscal years ended September 30, 1999 and 2000, respectively.

    This agreement allows Western United to continue its market presence and relationship with its insurance agents while moderating its rate of growth. Under its contractual terms, this agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $30 million will be ceded under this treaty during fiscal 2001. Western United receives a fee from Old

Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

  LIFE POLICY REINSURANCE

    Western United reinsured $37,595,000 of life insurance risk at September 30, 2000 which equaled all risk in excess of $100,000 on each whole life policy and all risk in excess of $50,000 on each term life policy. Life insurance in force at that time was $259,976,000. Western United is a party to 20 separate reinsurance treaties with ten reinsurance companies. The largest treaty is with Lincoln National Life Insurance Company and provided, at September 30, 2000, approximately $18,036,000 of reinsurance coverage. The majority of the remaining coverage is with Business Mens Assurance Company of America and Phoenix Home Life Mutual Insurance Company. Total life policy reinsurance premiums paid by Western United during the fiscal year ended September 30, 2000 were approximately $309,000.

RESERVES

    Western United's reserves for both annuities and life insurance are actuarially determined and prescribed by its state of domicile and other states in which it does business through laws which are designed to protect annuity contract owners and policy owners. The amount of these reserves required for compliance with state law are reviewed by an actuary. These reserves are amounts which, at certain assumed rates, are calculated to be sufficient to meet Western United's future obligations under annuity contracts and life insurance policies currently in force. At September 30, 2000, such reserves were $775,132,000. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policy holders, duration of policies and variations in policy terms. Since such reserves are based on actuarial assumptions, no representation is made that ultimate liability will not exceed these reserves.

INSURANCE ACCOUNTING PRACTICES

    Western United is required to file statutory financial statements with its state of domicile, Washington. Accounting principles used to prepare its statutory financial statement differ from generally accepted accounting principles ("GAAP"). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 2000, 1999 and 1998, respectively, is as follows:

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Net Income--GAAP.......................................  $ 3,689,085   $11,565,311   $ 3,576,495
Adjustments to reconcile:
  Deferred policy acquisition costs....................    3,360,555     5,128,668     1,884,429
  State insurance guaranty fund........................      773,656      (942,375)     (168,840)
  Annuity reserves and benefits........................   (3,346,757)   (2,356,786)     (653,420)
  Capital gains and IMR amortization...................   (9,621,651)   (9,275,889)   (5,272,116)
  Allowance for losses.................................    8,961,592     8,162,103     5,464,639
  Federal income taxes.................................    1,569,113    (6,246,200)   (2,179,558)
                                                         -----------   -----------   -----------
Net Income-Statutory...................................  $ 5,385,593   $ 6,034,832   $ 2,651,629
                                                         ===========   ===========   ===========

                             SECURITIES INVESTMENTS

    At September 30, 2000, 1999 and 1998, 87.7%, 84.6%, and 80.3%, respectively, of the Consolidated Group's securities investments were held by Western United.

    The following table outlines the nature and carrying value of securities investments held by Western United at September 30, 2000:

                                               AVAILABLE-     HELD-TO-
                                  TRADING       FOR-SALE      MATURITY
                                 PORTFOLIO     PORTFOLIO      PORTFOLIO       TOTAL       PERCENTAGE
                                -----------   ------------   -----------   ------------   ----------
Total Amount..................  $60,428,720   $165,644,058   $58,472,211   $284,544,989      100.0%
                                ===========   ============   ===========   ============     ======
% Invested in:
    Fixed Income..............  $47,336,564   $162,691,017   $58,231,087   $268,258,668      94.28
    Equities..................   13,092,156      2,953,041       241,124     16,286,321       5.72
                                -----------   ------------   -----------   ------------     ------
                                $60,428,720   $165,644,058   $58,472,211   $284,544,989      100.0
                                ===========   ============   ===========   ============     ======
% Fixed Income:
    Taxable...................  $47,336,564   $162,691,017   $58,231,087   $268,258,668     100.00
    Non-taxable...............           --             --            --             --         --
                                -----------   ------------   -----------   ------------     ------
                                $47,336,564   $162,691,017   $58,231,087   $268,258,668      100.0
                                ===========   ============   ===========   ============     ======
% Taxable:
    U.S. Government...........  $        --   $  1,019,978   $46,037,196   $ 47,057,174      17.54
    Corporate.................   47,336,564    161,671,039    12,193,891    221,201,494      82.46
                                -----------   ------------   -----------   ------------     ------
                                $47,336,564   $162,691,017   $58,231,087   $268,258,668      100.0
                                ===========   ============   ===========   ============     ======
% Corporate:
    AAA.......................  $26,005,698   $  7,442,419   $49,016,173   $ 82,464,290      30.73
    AA........................    6,316,311     14,557,217            --     20,873,528       7.78
    A.........................    3,417,250     30,817,958     1,756,088     35,991,296      13.42
    BBB.......................    8,585,962     84,024,072     1,139,994     93,750,028      34.95
    BB........................           --     22,584,350     4,241,824     26,826,174      10.00
    B.........................    3,011,343      3,265,001     1,977,008      8,253,352       3.08
    Below investment grade....           --             --       100,000        100,000       0.04
                                -----------   ------------   -----------   ------------     ------
                                $47,336,564   $162,691,017   $58,231,087   $268,258,668      100.0
                                ===========   ============   ===========   ============     ======
% Corporate:
    Mortgage- and
      asset-backed............  $47,336,564   $135,339,139   $57,231,463   $239,907,166      89.43
    Finance...................           --     12,824,678            --     12,824,678       4.78
    Industrial................           --     13,622,900            --     13,622,900       5.08
    Utilities.................           --        904,300       999,624      1,903,924       0.71
                                -----------   ------------   -----------   ------------     ------
                                $47,336,564   $162,691,017   $58,231,087   $268,258,668      100.0%
                                ===========   ============   ===========   ============     ======

    Investments of Western United are subject to the direction and control of an investment committee appointed by its Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "REGULATION."

    Metropolitan and Western are authorized by their respective Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At September 30, 2000 and 1999, the Consolidated Group had no open hedging positions relative to hedging its securities portfolio, but did have outstanding hedging transactions relating to its loans held for sale. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 1" under Item 8.

    The Consolidated Group purchases collateralized mortgage obligations ("CMO's") for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages (i.e., improving in value with falling interest rates and declining in value with rising interest rates). The Consolidated Group has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities. At September 30, 2000, the Consolidated Group was not a party to any derivative financial instruments relative to its CMO investment portfolio.

    The Consolidated Group has retained investments in certain subordinate classes of securities from its securitizations having an estimated fair value of approximately $112,793,000 and $106,521,000 at September 30, 2000 and 1999,
respectively.

    At September 30, 2000, amounts in the trading portfolio on a consolidated basis, at market value, were $61.1 million. At September 30, 2000, 1999 and 1998, amounts in the available-for-sale portfolio on a consolidated basis were $204.1, $156.3 million, and $26.0 million, respectively. The available-for-sale portfolio had net unrealized losses of approximately $17,614,000 at September 30, 2000, $5,129,000 at September 30, 1999, and $496,000 at
September 30, 1998. In the held-to-maturity portfolio, net unrealized losses were approximately $371,000 at September 30, 2000 and $1,182,000 at September 30, 1999, while net unrealized gains were approximately $3,359,000 at September 30, 1998. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 2" under Item 8.

METHOD OF FINANCING

    The Consolidated Group finances its business operations and growth with collateralized lines of credit, the proceeds from the sale of Receivables, Receivable cash flows, the sale of life insurance and annuity products, the sale of debt and equity securities, the sale of real estate and securities portfolio earnings. In this regard, Metropolitan engages in a substantially continuous public offering of debt securities and preferred stock while Western United markets annuities and life insurance policies. See "LIFE INSURANCE AND ANNUITY OPERATIONS."

    In addition to the above sources of funds, Metropolitan had a nonrecourse committed facility with Banc of America Securities LLC in the authorized amount of $50,000,000, with interest at the London Interbank Offered Rate plus 1% which matured on November 2, 2000.

    The following table presents information regarding the debentures issued by the Consolidated Group (the "Debentures"):

                                                                    AS OF SEPTEMBER 30
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Principal Amount Outstanding................................  $219,227   $176,239   $175,273
Compound and Accrued Interest...............................    19,608     22,650     22,932
                                                              --------   --------   --------
TOTAL.......................................................  $238,835   $198,889   $198,205
                                                              ========   ========   ========
Weighted Average Interest Rate..............................     8.21%      7.96%      7.96%
                                                              --------   --------   --------
Range of Interest Rates.....................................    6%-11%     5%-11%     5%-11%
                                                              --------   --------   --------

    Substantially all of the Debentures outstanding at September 30, 2000 will mature during the five-year period ending September 30, 2005. Management expects to fund net retirements of Debentures maturing during that period with cash flow generated by Receivable investments, sales of real estate and issuances of securities. During the year ended September 30, 2000, approximately 58% of Metropolitan's Debentures were reinvested at maturity. Principal payments received from the Consolidated Group's Receivable portfolio and proceeds from sales of real estate and Receivables were as follows for the periods indicated:

Fiscal 2000:................................................  $856,207,000
Fiscal 1999:................................................  $814,133,000
Fiscal 1998:................................................  $402,901,000

    Proceeds of preferred stock issuances less redemptions were $8,934,000 in 2000 and $3,738,000 in 1999. Redemption of preferred stock exceeded issuances and reinvestments of dividends by $1,516,000 in 1998. The liquidation preference of outstanding preferred stock at September 30, 2000 was $62,504,000. Preferred shareholders are entitled to monthly distributions at a variable rate based on the rates on various maturities of U.S. Treasury obligations. The average monthly distribution rate during fiscal 2000 was 7.9%. Preferred stock distributions paid by Metropolitan were $4,553,000 in 2000, $3,642,000 in 1999 and $3,732,000 in 1998.

    The following table summarizes Metropolitan's anticipated annual cash principal and interest obligations on Debentures, credit lines and other debt payable and anticipated annual cash dividend requirements on preferred stock for the indicated periods based on outstanding debt and securities at September 30, 2000, assuming no reinvestments of maturing Debentures:

                                                  CREDIT
                                                LINES/OTHER    PREFERRED
                                                   DEBT          STOCK
FISCAL YEAR ENDING SEPTEMBER 30,   DEBENTURES     PAYABLE     DIVIDENDS(1)    TOTAL
--------------------------------   ----------   -----------   ------------   --------
                                                 (DOLLARS IN THOUSANDS)
2001.............................   $ 20,262      $13,058       $ 4,637      $ 37,957
2002.............................     45,442        3,345         4,637        53,424
2003.............................     52,091        3,425         4,637        60,153
2004.............................     51,332        3,322         4,637        59,291
2005.............................    117,808       15,567         4,637       138,012
                                    --------      -------       -------      --------
                                    $286,935      $38,717       $23,185      $348,837
                                    ========      =======       =======      ========

---------

(1) Based on an assumed dividend rate per annum of 7.4%.

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

    The Consolidated Group also obtains funds through a borrowing facility with Federal Home Loan Bank of Seattle. Pursuant to the terms of the line of credit, Western United is authorized to borrow in an aggregate amount not to exceed $91.9 million from time to time for an agreed upon advance rate and pledge of acceptable collateral. The amount advanced at September 30, 2000, of $23.5 million, including accrued interest ranging from 6.95% to 7.48% per annum. At September 30, 2000, CMO bonds with a par value of approximately
$78.9 million collateralized the line of credit.

                            REAL ESTATE DEVELOPMENT

LAWAI BEACH RESORT

  DESCRIPTION

    Metropolitan was the owner and developer of Lawai Beach Resort on the island of Kauai, Hawaii. Metropolitan also owned other condominium units adjoining the resort. A Metropolitan subsidiary, the Southshore Corporation, owned a restaurant property adjacent to the Lawai Beach Resort. The 3 adjoining condominium units located in the Prince Kuhio Condominium development as well as the Southshore restaurant were sold during the fiscal year ended Septemeber 30, 2000 for $219,000 and $4,875,000, respectively.

    Lawai Beach Resort is located on 8.7 acres of deeded oceanfront property on the south shore of Kauai near the area known as Poipu Beach. It consists of three four-story buildings containing a total of 170 residential condominium units. Related amenities include swimming pools, tennis courts, a 180 car parking garage, exercise facilities and a sewage treatment plant. Construction costs were financed entirely with Metropolitan's internally generated funds and the property remains unencumbered by external debt. Metropolitan's total investment (carrying value) in Lawai Beach Resort as of September 30, 2000 was approximately $626,000, which was primarily the carrying value of a condominium unit retained for corporate use and timeshare intervals received as a result of collection activity.

  MARKETING

    As of September 30, 1999, all original timeshare weeks in Lawaii Beach Resort had been sold. Metropolitan had engaged an affiliate of the Shell Group, Chicago, Illinois, Shell-Lawaii ("Shell"), to provide management services and sell timeshare units at Lawaii Beach. With the sale of all timeshare weeks complete, Shell's sales and marketing agreement was terminated.

    As of September 30, 2000, approximately 72 timeshare weeks in Lawai Beach Resort were in inventory as a result of collection activity. Metropolitan has contracted with LCF, Inc., a Hawaii Corporation dba All Island Timeshare Resales, to sell the inventory Metropolitan acquires through its collection activity.

    In 1998, timeshare sales totaled approximately $10.8 million for monthly average sales of over $0.9 million. In 1999, timeshare sales totaled approximately $8.4 million for monthly average sales of over $0.7 million.

  RECEIVABLE FINANCING

    Most purchasers of timeshare weeks at Lawai Beach Resort finance a portion of the purchase price through Metropolitan, subject to approval of credit. On September 29, 1997, Metropolitan sold approximately $29.7 million in time share Receivables, through a securitization. As of September 30, 2000, Metropolitan's outstanding Lawai Beach Resort timeshare Receivables balance was approximately $1.6 million. The loan delinquency rate (based on the principal balances of loans more than ninety days in arrears) on that date was approximately 9.6%.

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

    Substantially all of the development activity is performed for the Consolidated Group by Summit Property Development, a subsidiary of Summit. During 2000, approximately $2.0 million in fees were paid to Summit Property Development for property development activities.

    Significant sales activities of development property occurred in 2000. There can be no assurance that the Consolidated Group will be successful in its 2001 development and sales plans and the Consolidated Group may modify its plans at its sole discretion.

THE LIBERTY LAKE PROPERTIES

    Located just east of Spokane, Washington near Liberty Lake, this land was acquired by Metropolitan between 1989 and 1997 primarily utilizing repossessed properties as consideration. At September 30, 2000, the remaining parcel is located within the MeadowWood master-planned community, which includes residential, commercial and industrial properties, including a business park.

    LIBERTY LAKE CENTER (FORMERLY MEADOWWOOD BUSINESS PARK PHASE II): In 1989, Metropolitan acquired an option to purchase a major portion of Liberty Lake Center. Repossessed properties were used as consideration for the acquisition. Another 17.12 acres of industrial-zoned property were acquired by exchange in 1990. In June 1997, Metropolitan exercised its option to purchase 62.10 acres at $10,500 per acre. An additional 19.26 acres were purchased from Olivetti North America in December 1996. Also, 6.40 acres of former railroad right-of-way were purchased from Spokane County in 1996. This brought the total land area of Liberty Lake Center (excluding subsequently dedicated road rights-of-way) to
98.41 acres.

    Five sales closed in fiscal 2000. These sales included 5.58 acres to Schmautz/Lawson, 23.48 acres to Elk Creek Investments, LLC, 8.50 acres to Pring Corporation, 0.55 acres to Bye/Cook, and 0.88 acres to Jackson IV, LLC. Total sales for 2000 were approximately $6,592,000. At September 30, 2000, the carrying value of the remaining property was approximately $3,110,000 on 26.12 remaining acres. The undiscounted cash flow appraised value as of November 23, 1998 was $5,700,000.

THE SUMMIT PROPERTY

    This property consists of approximately 76.35 acres in downtown Spokane adjacent to the central business district and is located along the north bank of the Spokane River. It contains several parcels that were purchased between 1982 and 1996. The property is zoned for mixed uses, ranging from medium density residential to office and retail. A final Environmental Impact Statement on the proposed project was published in 1993. The master plan and Shoreline Substantial Development Use Permit were approved by the City of Spokane in 1995. Demolition of several vacant buildings located on the property was completed in 1998. At September 30, 2000, the carrying value of the property was $12,694,392. The appraised value of this property as of September 1, 1999 was $16,300,000. Metropolitan is currently exploring options for the infrastructural development of the property.

AIRWAY BUSINESS CENTRE

    Airway Business Centre (the "Center") consists of two phases of commercial/industrial-zoned property. The property is located in the City of Airway Heights, Washington approximately 10 miles west of downtown Spokane. The project is part of a 440-acre parcel originally purchased in 1979.

    The first phase of the Center had a final binding site plan consisting of 13 lots with a total area of 43.29 acres (excluding subsequently dedicated road rights-of-way), approved in 1994. The property has approximately one-half mile of frontage on U.S. Highway 2, a regional east/west transportation route. Current improvements to the property include the construction of public streets to serve the various parcels created, extension of private streets within the western portion of the project, a right-turn access off of Highway 2, utility extensions to serve interior parcels and a traffic signal at the project's main intersection.

    The second phase of the Center had a final binding site plan approved in 1997. This portion included the extension of two public streets to serve the project. A total of 50.59 acres (excluding subsequently dedicated road rights-of-way) of the project have an approved binding site plan, while 21.23 acres await city approval of further subdivision. In 2000, Metropolitan sold
2.83 acres to the Kalispel Tribe of Indians for approximately $123,000. The carrying value of the second phase as of September 30, 2000 was $836,529 on
68.99 remaining acres.

    The carrying value for the entire project as of September 30, 2000 was $3,155,644. The appraised value for the entire project as of September 30, 1998 was $5,730,000.

SPOKANE VALLEY PLAZA

    This property is located near the Sullivan Road and Interstate 90 freeway interchange just east of Spokane and consists of 28.15 acres (excluding subsequently dedicated road rights-of-ways) of land zoned for regional commercial use. The property was acquired in 1990 using repossessed property as consideration. County approval for a 348,000 square foot shopping center was received in 1991. Prior to 1999, Metropolitan closed two sales in which a total of 15.60 acres were sold. During 1999, the following leases were executed on three buildings constructed on 6.82 acres.

                                               AREA--SQUARE
                  LEASES                           FEET         ANNUAL RENT    OCCUPANCY DATE
                  ------                     ----------------   ------------   ---------------
Michaels' Craft Supply.....................       23,697          $260,663          1/1/99
Ross Dress for Less........................       30,187          $286,777         9/15/99
Fashion Bug................................        8,057          $ 88,627          9/1/99
Corral West Ranchwear......................        7,057          $ 70,800          4/1/99
Sally's Beauty Supply......................        1,507          $ 24,866         12/1/99
Cigarettes Cheaper.........................        1,507          $ 24,866         11/6/99

    The carrying value of this property as of September 30, 2000 was $11,665,354 which included the cost of buildings built for Michael's, Ross and a building for the Fashion Bug, Corral West Ranchwear, Sally's Beauty Supply and Cigarettes Cheaper. The appraised value of this property as of October 1, 1998 was $10,053,800 and did not include values of the constructed buildings. At September 30, 2000, approximately 5.73 acres of this development remained unsold or leased.

BROADMOOR PARK (PASCO)

    This property, acquired through repossession in 1988, consists of 410 acres of land, at a freeway interchange in Pasco, Washington. The property was zoned in 1994 for mixed residential and commercial use. Water, sewer, gas, electricity and telephone have been extended to the property. Access to the property has been improved by construction of interior roads.

    BROADMOOR PARK OUTLET MALL: The Broadmoor Park Outlet Mall is 10.98 acres located on the north side of Interstate 182 freeway. The Mall is 107,000 square feet and over 82% leased as of September 30, 2000. The carrying value of the property as of September 30, 2000 was $8,761,843. The appraised value was $13,325,000 as of December 15, 1995. Lease payments from the initial tenants commenced in August 1995. The mall generated approximately $919,000 of rental income in 1998, approximately $792,611 in 1999 and approximately $833,000 in 2000. The Outlet Mall has not developed as anticipated and to retain tenants, leases were converted to percentage rents based upon sales in order to retain occupancy.

    BROADMOOR PARK GENERAL: The remaining 378.03 acres (excluding subsequently dedicated road rights-of-way) of Broadmoor Park are zoned for development as hotels, motels, fast food restaurants, gas stations, a variety of stores, and for development of both single and multi-family residential housing. Sales in 2000 totaled $2,069,405. The carrying value as of September 30, 2000 was $8,183,303 on the remaining 316.36 acres. The appraised value as of June 29, 2000 was $10,300,000. This appraisal did not include 92.55 acres of land that is zoned residential. Twenty acres of this land is currently under contract for sale at a price of $200,000. The purchaser has a 3 year option to purchase the balance of the land in 20 acre parcels. The option price is to be set according to market conditions and not to exceed $15,000 per acre.

    Two facilities were constructed on the property by Metropolitan in 1997. One facility was built for Dakotah Direct, a national telemarketing firm. This project was sold in 1998 with an option for the purchaser to purchase an adjacent 1.76 acres for future expansion. The option was terminated during 2000 at the request of the purchaser. The second facility, which was built for lease to Broadmoor RV and Truck Center, was sold in 2000 for approximately $1,776,000.

EVERETT

    This property is a 98-acre parcel of land zoned for industrial use located adjacent to Boeing's Paine Field plant at Everett, Washington. Studies of utility services, access requirements and environmental issues are ongoing, as are discussions with several parties to sell and/or jointly develop the property. At September 30, 2000, the carrying value of the property was $5,260,626. The appraised value was $8,737,000 as of September 9, 1999.

RENTON

    This property is approximately 35 acres. It is characterized by heavily vegetated terrain and is zoned for residential use. The City of Renton has annexed and rezoned the property increasing its density from just over 100 residential units to over 200 residential units. At September 30, 2000, the carrying value in the property was $3,349,452. The appraised value was $3,419,000 as of September 30, 1998.

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

    Total development property sales were approximately $13.7 million during fiscal 2000. At September 30, 2000, the carrying value of real properties subject to operating leases was approximately $16.7 million.

    The following table presents additional information about the Consolidated Group's investments in and sales of real estate held for sale and development:

                                                               YEAR ENDED OR AT SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
REAL ESTATE HELD FOR SALES AND DEVELOPMENT
  Investment Property Held for Sale and Development.........  $ 39,539    $ 44,945    $ 45,207
  Real Estate Acquired in Satisfaction of Debt and
    Foreclosures in Process.................................    34,605      40,802      44,507
                                                              --------    --------    --------
  Net Balance...............................................  $ 74,144    $ 85,747    $ 89,714
                                                              ========    ========    ========
SUMMARY OF CHANGES
  Balance at Beginning of Year..............................  $ 85,747    $ 89,714    $ 81,802
  Additions and Improvements:
    Condominiums............................................       458       6,437       7,628
    Repossessed and Development Real Estate.................    25,337      31,789      33,035
    Depreciation............................................    (1,151)     (2,557)     (2,171)
  Cost of Real Estate Sold:
    Condominium Units.......................................      (464)     (8,974)    (11,756)
    Real Estate.............................................   (35,783)    (30,662)    (18,824)
                                                              --------    --------    --------
  Balance at End of Year....................................  $ 74,144    $ 85,747    $ 89,714
                                                              ========    ========    ========
GAIN (LOSS) ON SALE OF REAL ESTATE
  Condominiums:
    Sales...................................................  $    378    $  8,822    $ 12,267
    Unit Costs..............................................      (187)     (2,930)     (4,608)
    Associated Selling Costs................................      (277)     (6,044)     (7,148)
                                                              --------    --------    --------
  Condominium-Gain (Loss)...................................       (86)       (152)        511
                                                              --------    --------    --------
  Real Estate:
    Sales...................................................    39,968      33,660      20,011
    Equity Basis............................................   (35,783)    (30,662)    (18,824)
                                                              --------    --------    --------
    Real Estate-Gain........................................     4,185       2,998       1,187
                                                              --------    --------    --------
    Total Gain(Loss) on Sale of Real Estate.................  $  4,099    $  2,846    $  1,698
                                                              ========    ========    ========

                                  COMPETITION

    The Consolidated Group competes with other financial institutions including various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. In Receivable acquisitions, the Consolidated Group competes with financial institutions, many of which are larger, have access to more resources and greater name recognition. Management believes the primary competitive factors are the amounts offered and paid to Receivable sellers and the speed in which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by the Consolidated Group include (1) its access to markets throughout the United States;
(2) Metropolitan's BrokerNet software; (3) its flexibility in structuring Receivable acquisitions; (4) its long history in the business; and (5) its in-house capabilities for processing and funding transactions. To the extent other competing Receivable investors may develop faster closing procedures, more flexible investment policies, or other attributes that are more desirable to Receivable sellers, they may experience a competitive advantage. Management believes the Consolidated Group to be one of the largest investors in such seller-financed Receivables in the United States.

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

                                   REGULATION

    In December 1999, Metropolitan successfully completed a $25 million publicly traded note offering listed with the Pacific Exchange. With the issuance of the publicly traded notes, Metropolitan is no longer subject to the State of Washington regulations that limits the amount of debt securities that debenture companies can issue.

    All areas of the Consolidated Group's Receivable acquisition and servicing activities are highly regulated by federal and state laws designed principally to protect the payor. Metwest's lending and servicing activities must comply with, among other regulations, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and Regulation X and Z promulgated by the Board of Governors of the Federal Reserve System. Metwest is licensed as an FHA/HUD servicer/lender and a Fannie Mae seller/ servicer. As such, it must comply with applicable FHA, HUD, and Fannie Mae regulations and guidelines.

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

    The net amounts expensed (recovered) by Western United for guaranty fund assessments and amounts estimated to be assessed for the years ended
September 30, 2000, 1999 and 1998 were $773,000, $(942,000) and $149,000, respectively. These estimates were based on information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1988 through 1998. Management does not believe that the amount of future assessments associated with known insolvencies after 1998 will be material to its financial condition or results of operations. During the year ended September 30, 2000, Western United reduced its total estimate of these future net losses by $85,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. During the year ended September 30, 1999, Western United reduced its total estimate of these future net losses by $1,500,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. During the year ended September 30, 1998, Western United reduced its total estimate of these future net losses by $320,000 based upon updated information from the National Organization of Life and Health Guaranty Associations. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies.

    Dividend restrictions are imposed by regulatory authorities on Western United. These restrictions are limited to the unassigned statutory surplus, reduced by any unrealized capital gains, which netted approximately
$11.9 million, $15.9 million and $7.7 million at September 30 2000, 1999 and
1998.

    For statutory purposes, Western United's capital and surplus and its ratio of capital and surplus to admitted assets were as follows for the dates indicated:

                                                           AS OF               AS OF DECEMBER 31,
                                                       SEPTEMBER 30,    --------------------------------
                                                            2000          1999        1998        1997
                                                       --------------   --------    --------    --------
Capital and Surplus(Millions)........................       $61.4        $59.7       $59.8       $52.2
Ratio of Capital and Surplus to Admitted Assets......         6.8%         6.7%        6.8%        5.6%

    The State of Washington requires $4,000,000 in capital and surplus to conduct insurance business.

    In 1993, Washington State enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Western United's capital and surplus levels exceeded the calculated minimum requirements at its statutory reporting period ended December 31, 1999.

ITEM 2. PROPERTIES.

    On November 14, 1997, Metropolitan acquired an office building containing approximately 200,000 square feet located at 601 West First Avenue, Spokane, Washington, approximately three blocks from its previous headquarters. Metropolitan moved its headquarters to this building in fiscal 1998. Approximately 36% of the building is currently leased by other tenants. At September 30, 2000, the mortgage balance on the building was $11,785,875.

ITEM 3. LEGAL PROCEEDINGS

    Other than ordinary routine litigation incidental to business, there are no material legal proceedings or actions pending or threatened against Metropolitan or to which its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    1. (a) MARKET INFORMATION: There is no market for the Registrant's common stock.

       (b) HOLDERS: There were three holders of Common Stock as of September 30, 2000.

       (c) DIVIDENDS: The Registrant declared dividends on its Common Stock during the last two fiscal years ended September 30, 2000 as follows:

        2000              1999
        ----              ----
      $283,778          $312,578
      ========          ========

    At the date of this Form 10-K, the Registrant has made no determination as to the likelihood that it will or will not pay dividends on its Common Stock in the future.

    2.  RECENT SALES OF UNREGISTERED SECURITIES: None.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The consolidated financial data shown below as of September 30, 2000 and 1999 and for the years ended September 30, 2000, 1999 and 1998 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, Metropolitan's consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown as of September 30, 1998, 1997 and 1996 and for the years ended September 30, 1997 and 1996 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from audited consolidated financial statements not included herein.

                                                        YEAR ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME
  DATA:
Revenues...........................  $  171,422   $  165,008   $  155,815   $  155,135   $  156,672
                                     ==========   ==========   ==========   ==========   ==========
Income (loss) before minority
  interest.........................      (7,598)  $   16,593   $   10,453   $    9,791   $    8,146
Income allocated to minority
  interests........................          (3)        (318)        (126)        (123)        (108)
                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)..................      (7,601)      16,275       10,327        9,668        8,038
Preferred stock dividends..........      (4,553)      (3,642)      (3,732)      (4,113)      (3,868)
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) applicable to common
  stockholders.....................  $  (12,155)  $   12,633   $    6,595   $    5,555   $    4,170
                                     ==========   ==========   ==========   ==========   ==========
Ratio of earnings to fixed
  charges..........................            (1)       1.12        1.75         1.77         1.46
Ratio of earnings to fixed charges
  and preferred stock dividends....            (1)           (1)       1.37       1.31         1.14
PER COMMON SHARE DATA:
Income (loss) applicable to common
  stockholders(2)..................  $ (103,006)  $   97,933   $   50,728   $   42,733   $   32,073
                                     ==========   ==========   ==========   ==========   ==========
Weighted average number of common
  shares outstanding...............         118          129          130          130          130
                                     ==========   ==========   ==========   ==========   ==========
Cash dividends per common share....  $    2,400   $    2,400   $    1,200   $       --   $       --
                                     ==========   ==========   ==========   ==========   ==========
CONSOLIDATED BALANCE SHEET DATA:
Total assets.......................  $1,141,554   $1,230,957   $1,226,665   $1,112,389   $1,282,659
Debentures, line of credit
  advances, other debt payable and
  securities sold, not owned.......     288,346      336,233      323,908      190,131      363,427
Stockholders' equity...............      56,858       71,704       58,757       54,113       46,343

---------

(1) Earnings were insufficient to meet fixed charges and preferred stock dividends by approximately $17.4 million and $0.8 million for the years ended September 30, 2000 and 1999, respectively. The consolidated ratio of earnings to fixed charges and preferred stock dividends was 1.37, 1.31 and
    1.14 for the years ended September 30, 1998, 1997 and 1996, respectively.

    Assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments, earnings were insufficient by approximately $20.2 million and $0.4 million for the years ended September 30, 2000 and 1999, respectively. The ratio of earnings to fixed charges and preferred dividends for Metropolitan alone was 1.10, 1.01, and 1.11 for the years ended September 30, 1998, 1997, and 1996, respectively.

    Earnings were insufficient to meet fixed charges excluding preferred stock dividends by approximately $12.8 million for the year ended September 30, 2000. The consolidated ratio of earnings to fixed charges excluding preferred dividends was 1.12, 1.75, 1.77 and 1.46 for the years ended September 30, 1999, 1998, 1997 and 1996, respectively. The ratio of earnings to fixed charges excluding preferred stock dividends for Metropolitan, assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments was insufficient by approximately $15.6 million for the year ended September 30, 2000. The ratio of earnings to fixed charges excluding preferred stock dividends for Metropolitan, assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments was 1.13, 1.40, 1.36, and 1.48 for the years ended September 30, 1999, 1998, 1997 and 1996, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto for the three years ended September 30, 2000.

INTRODUCTION

    The Consolidated Group's principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, equipment leases and other investments. The Receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Consolidated Group predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group's real estate Receivables include A-, B and C credit quality obligors. See "RECEIVABLE INVESTMENTS." In addition to investing in existing Receivables, the Consolidated Group began originating non-conventional, A-, B and C credit borrower loans during late fiscal 1996 through Metwest. The Consolidated Group discontinued these originations through Metwest in January 2001. See "RECEIVABLE INVESTMENTS--Receivable Acquisitions--Loan Sources." Metropolitan and its subsidiaries also acquire other types of Receivables, including, but not limited to, lottery prizes, structured settlements, annuities and leases. See "RECEIVABLE INVESTMENTS--Receivables Acquisitions--Lottery, Structured Settlement, Annuity and Lease Sources."

ANALYSIS OF OPERATIONS

    The Consolidated Group's net loss after income taxes and minority interest was approximately $7.6 million for the fiscal year ended September 30, 2000 as compared to net income of $16.3 million and $10.3 million for the comparable periods ended September 30, 1999 and 1998. The increased loss in 2000 was primarily due to a reduction in income tax benefits, a writedown of securitization residual values, an increase in loss provisions and valuation adjustments and an increase in other operating expenses including salaries and commissions. The increase in income from 1998 to 1999 was primarily due to a reduction in income tax provision that was partially offset by an increase in other operating expenses including salaries and commissions and an increase in loss provisions. The net loss in 2000 and the net income in 1999 were insufficient by approximately $17.4 million and $0.8 million, respectively, to cover fixed charges including preferred stock dividend requirements. Net income in 1998, 1997 and 1996 was sufficient to cover fixed charges including preferred stock dividend requirements. After considering the effects of potentially non-recurring income items such as the gains from sales of investments, Receivables and real estate, the 2000 net loss would have been insufficient to cover fixed charges by approximately $41.2 million. Additionally, the elimination of similar items in 1999, 1998, and 1997 would have resulted in insufficient earnings to cover fixed charges by approximately $23.0 million, $14.0 million and $13.0, respectively. See "SELECTED CONSOLIDATED FINANCIAL DATA" under Item 6.

INTEREST SENSITIVE INCOME AND EXPENSE

    Interest income and expense are primary revenue and expenses for the Consolidated Group. Net interest sensitive income was $24.6 million, $27.8 million and $28.0 million for the fiscal years ended September 30, 2000, 1999 and 1998 respectively. The net interest spread has decreased over the last three years as the Consolidated Group has reduced the real estate contract and mortgage loan portfolio through securitization and whole loan sales from $614.2 million at September 30, 1998 to $400 million at September 30, 2000. During the same period, the Consolidated Group's investment portfolio has increased from $166.6 million at September 30, 1998 to $327.1 million at September 30, 2000. Securitizations have contributed to the growth in the investment portfolio as the Consolidated Group has retained investments in certain subordinate classes of securities having an estimated fair value of approximately $112.8 million at September 30, 2000 as compared to $49.5 million at September 30, 1998. Historically, the yields on the investment portfolio have been lower than yields realized on the real estate contract and mortgage loan portfolio.

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

    The following table presents, as of September 30, 2000, the Consolidated Group's estimate of the change in the NPV of the financial assets and liabilities of the Consolidated Group if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. The loan prepayment assumptions used in computing the fair value did not change with the change in interest rates. These calculations, which are highly subjective and technical, may differ from actual results. See "--Asset/Liability Management."

                                                                FAIR VALUE WITH INTEREST RATE CHANGE
                                                          -------------------------------------------------
                                 CARRYING                  DECREASE     DECREASE     INCREASE     INCREASE
                                 AMOUNTS     FAIR VALUE       1%           2%           1%           2%
                                ----------   ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents...  $    2,664   $    2,664   $    2,664   $    2,664   $    2,664   $    2,664
  Investments:
    Trading...................      61,053       61,053       62,807       64,663       59,395       57,827
    Available-for-sale........     204,082      204,082      210,118      216,499      198,373      192,965
    Held-to-maturity..........      59,416       59,045       61,361       63,818       56,861       54,799
    Real estate contracts and
      mortgage notes..........     394,299      406,007      426,802      441,124      400,697      388,778
    Mortgage servicing
      rights..................      14,822       14,822       14,822       14,822       14,822       14,822
    Other receivable
      investments.............     184,632      178,835      185,993      193,601      172,097      165,748
                                ----------   ----------   ----------   ----------   ----------   ----------
                                $  920,968   $  926,508   $  964,567   $  997,191   $  904,909   $  877,603
                                ==========   ==========   ==========   ==========   ==========   ==========
Financial Liabilities:
  Annuity reserves............  $  775,132   $  775,132   $  793,855   $  813,213   $  757,020   $  739,497
  Investment certificates.....     235,895      232,402      237,740      243,277      227,245      222,270
  Advances under line of
    credit....................       7,805        7,805        7,805        7,805        7,805        7,805
  Debt payable................      41,545       42,121       44,367       47,110       39,514       37,366
                                ----------   ----------   ----------   ----------   ----------   ----------
                                $1,060,377   $1,057,460   $1,083,767   $1,111,405   $1,031,584   $1,006,938
                                ==========   ==========   ==========   ==========   ==========   ==========

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

REDUCTION IN VALUE OF RESIDUALS AND MORTGAGE SERVICING RIGHTS

    During 2000, the actual loss severity and default rates increased over historical rates which had previously been used to estimate the fair value of residuals and mortgage servicing rights. Therefore, the Consolidated Group reduced the carrying value of its residuals and mortgage servicing rights created by past securitizatons. The value of both residuals and mortgage servicing rights are dependent upon the timing and amount of cash flows from the payments on the related securitized assets. When determining the expected cash flows, the Consolidated Group must estimate the future rates of prepayments, defaults and default loss severity as these all offset the amount and timing of the estimated cash flows. By adjusting the Consolidated Group's prior assumption based on the recent historical performance and expectations of future performance of the loan pools, the Consolidated Group lowered the estimated fair values of the residuals and mortgage servicing rights. The residuals were reduced by a pre-tax write-down of $12.8 million, $5.2 million of which was recorded as a temporary impairment through other comprehensive income. The mortgage servicing rights fair value was reduced by $1.3 million as a charge to operations.

NET GAINS ON REAL ESTATE SALES

    The Consolidated Group is in the real estate market due primarily to its repossession of properties following Receivable defaults. At September 30, 2000, approximately 84% of real estate owned by the Consolidated Group is located in the Pacific Northwest (Alaska, Washington, Oregon, Idaho, Montana), which has experienced a more stable economy than many areas of the nation in the past several years. Consequently, management believes that the sale of these assets will be largely dependent on the attractiveness of the Pacific Northwest marketplace. Of the property owned in the Pacific Northwest, approximately
$18.2 million is invested in commercial developments with approximately
$39.9 million invested in undeveloped or partially developed commercial land. The net gains on sale of real estate recorded during 2000, 1999 and 1998 were $4.1 million, $2.8 million and $1.7 million, respectively.

    The Consolidated Group is also engaged in the development of various properties acquired in the course of its business through repossession or as investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase salability and to maximize profit potential. Gains on the sale of development properties, including timeshare resales, were $3.1 million on sales of $14.3 million during 2000, compared to gains of $0.9 million on sales of $16.1 million in 1999 and losses of $0.3 million in 1998. For additional information see "REAL ESTATE DEVELOPMENT" under Item 1.

PROVISION FOR LOSSES ON REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

    To provide for what management believes is an adequate allowance for probable losses, the provision for losses on real estate contracts and mortgage notes receivable has increased with the shift of the size and mix of the portfolio, primarily attributable to an increase in the number of commercial loans. Due to the prior and anticipated increase in commercial loan acquisitions and the Consolidated Groups relatively short experience with these types of assets, there can be no assurance that actual losses will not exceed management's expectations. The following table summarizes changes in the Consolidated Group's allowance for losses on real estate contracts and mortgage notes receivable:

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Beginning Balance......................................  $ 6,855,606   $ 8,678,589   $ 9,491,116
Increase due to:
  Provision for losses.................................    9,037,741     5,429,416     3,239,676
  Charge-offs..........................................   (5,153,536)   (7,252,399)   (4,052,203)
                                                         -----------   -----------   -----------
Ending Balance.........................................  $10,739,811   $ 6,855,606   $ 8,678,589
                                                         ===========   ===========   ===========

    The allowance for losses represent approximately 2.6%, 1.3% and 1.4% of the face value of Receivables collateralized by real estate at September 30, 2000, 1999 and 1998, respectively. These allowances are in addition to unamortized acquisition discounts of approximately $13.9 million at September 30, 2000, $13.4 million at September 30, 1999 and $19.7 million at September 30, 1998.

    Loss provisions are a function of several factors. Management's experience with the most significant of these factors during the last three fiscal years is set forth below:

                                                                FOR THE FISCAL YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Amount of delinquencies over three months at fiscal year
  end.......................................................  $26,400    $30,000    $34,000
Amount of foreclosures during the fiscal year...............   19,886     26,224     27,049
Amount of foreclosed real estate held for sale at fiscal
  year end..................................................   34,605     40,802     44,507

    The principal amount of Receivables in arrears for more than ninety days as of September 30, 2000, 1999 and 1998 was 6.5%, 5.5%, and 5.5%, respectively, stated as a percentage of the total outstanding principal amount of Receivables. The decrease in total delinquencies from 1998 to 2000 was due primarily to a reduction in the real estate contract and mortgage loan portfolio through securitization and whole loan sales. However, during 2000, the Consolidated Group adjusted prior assumptions used to estimate its loss reserve based upon the recent historical performance of the Receivables. Accordingly, the Consolidated Group increased the loss reserve to $12.8 million on $474.1 million in real estate assets from $9.3 million on $625.3 million in real estate assets in 1999 and $11.0 million on $704 million in real estate assets in 1998. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" and "Note 6" under Item 8. Improving the Consolidated Group's collection procedures, reducing delinquencies and reducing real estate held for sale and development, including repossessed property, continue to be ongoing goals of management.

PROVISION FOR LOSSES ON OTHER RECEIVABLE INVESTMENTS

    During the year ended September 30, 2000, a loss allowance for other receivable investments was established as the Consolidated Group began to originate finance leases. Additionally, the Consolidated Group established a specific and general loss reserve on its investments in annuity and structured settlement cashflows as the industry has recently focused on state and federal collection laws and their applicability to delinquent annuity and structured settlement payments. The allowance for loss represents 1.2% of the net investment in other receivable investments as of September 30, 2000.

    The following is an analysis of the allowance for losses on other receivable investments for the year ended September 30, 2000.

Beginning balance...........................................  $       --
Provisions for losses.......................................   3,032,897
Charge-offs.................................................    (788,742)
                                                              ----------
Ending balance..............................................  $2,244,155
                                                              ==========

NON-INTEREST INCOME AND EXPENSE

    Non-interest income, composed of "Fees, Commissions, Services, and Other Income" was $12.4 million for the fiscal year ended September 30, 2000, $8.5 million for the fiscal year ended September 30, 1999 and $6.8 million for the fiscal year ended September 30, 1998. Income sources include service fees and late charges in connection with Receivables, charges for loan servicing and other services provided to outside affiliated companies, and rents, commissions and other revenues. The increase from 1999 to 2000 was primarily attributable to
(1) additional fees associated with the retained servicing rights on the Receivable securitizations and (2) rental income from the origination of equipment leases. The increase from 1998 to 1999 was primarily attributable to additional fees associated with the retained servicing rights on the Receivable securitizations.

    Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision and valuation adjustments. Non-interest expense was $55.2 million for the year ended September 30, 2000 compared to $42.9 million for the year ended September 30, 1999 and $35.5 million for the year ended September 30, 1998. The increases in non-interest expense are primarly due to an increase in salaries and commissions related to the growth of the Consolidated Group's receivable acquisitions and originations, real estate sales, and debenture issuance activity.

NET GAINS (LOSSES) ON INVESTMENTS AND RECEIVABLES

    The Consolidated Group invests in securities and Receivables as well as real estate investment properties. The Consolidated Group classifies its investments in debt and equity securities as either "trading," "available-for-sale" or "held-to-maturity." From time to time, gains or losses are recognized on trading positions and securities classified as "available- for-sale" may be sold at a gain or a loss. During the year ended September 30, 2000, the Consolidated Group determined that certain "available-for-sale" residuals had an other than temporary impairment in value. Accordingly, the carrying value of the securities was decreased by approximately $7.5 million, representing the amount permanently impaired, through a charge to operations. The Consolidated Group will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities.

    During the three-year period ended September 30, 2000, the Consolidated Group operated in an environment of fluctuating interest rates. The five-year U.S. Treasury rate was approximately 5.7% in October 1997, hit a low of approximately 4.2% at September 30, 1998 and closed out September 2000 at approximately 5.9% after high of approximately 6.7% at January 31, 2000. The fluctuation in interest rates have had varying effects on the Consolidated Group's earnings. During the fiscal years ended September 30, 2000 and 1999 the change in unrealized losses on fixed maturity trading investments reported in the Statements of Operations were $1.8 million and $7.5 million while the change in net unrealized gains was $6.4 million in 1998. During the same time period, the Consolidated Group realized gains from the sale of Receivables and investments of $27.0 million, $26.7 million and $15.4 million for the fiscal years ended September 30, 2000, 1999 and 1998. The net effect of the sales was to recognize the present value of future income from the Receivables sold and to reduce future income to the extent that the proceeds from sales were invested at lower rates of return. Additionally, in the current period the Consolidated Group reported $2.1 million in unrealized gains in the Statement of Operations. The unrealized gains were primarily attributable to investments made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities increased, thereby increasing the value of the Consolidated Group's investment. For further information concerning the investment portfolio see "LIFE INSURANCE AND ANNUITY OPERATIONS" and "SECURITIES INVESTMENTS" under Item 1. For further information on the Receivable portfolio see "RECEIVABLE INVESTMENTS" under
Item 1 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" and--Note 7" under Item 8.

INCOME TAXES

    The Consolidated Group's income tax provision for the year ended
September 30, 1999 reflects the income tax benefits associated with capital losses generated by an implemented investment strategy. These losses were used to offset certain taxable temporary differences previously recorded. The Consolidated Group recorded approximately $14.0 million in income tax benefits associated with this transaction. The tax provision (benefit) for fiscal 2000 and 1998 approximated amounts that would have been provided by applying statutory rates to pre-tax income (loss).

ASSET/LIABILITY MANAGEMENT

    The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature. Generally, the Consolidated Group's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments) reprice more slowly than the Consolidated Group's financial liabilities (primarily debentures and annuities). In a rising rate environment, this mismatch will tend to reduce earnings, while in a falling rate environment, earnings will tend to increase. During fiscal 2001, approximately $372.9 million of interest sensitive assets are expected to reprice or mature. These assets consist of approximately $105.2 million of Receivables, $265.0 million of fixed income investments and $2.7 million of cash and cash equivalents. For liabilities, most of the balance of life insurance and annuity contracts may be repriced during 2001. Management estimates this amount at $588.4 million. In addition, approximately $15.1 million of debentures and $10.0 million of other debt, including line of credit advances, will mature or reprice during that period. At September 30, 2001, these estimates result in interest sensitive liabilities in excess of interest sensitive assets of approximately $240.6 million, or a ratio of interest sensitive liabilities to interest sensitive assets of approximately 165%.

    The Consolidated Group is able to manage this liability to asset mismatch of approximately 1.7:1 by the fact that approximately 94% of the interest sensitive liabilities are life insurance and annuity contracts which are subject to surrender charges. These contracts have surrender charges that apply for as long as nine years, but with decreasing amounts during such term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities are protected by surrender charges of approximately $13.7 million at September 30, 2000. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable sales, the Consolidated Group can increase its liquidity and ability to manage the liability to asset mismatch.

EFFECT OF INFLATION

    During the three-year period ended September 30, 2000, moderate inflation rates have had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to impact interest rates on both the Consolidated Group's assets and liabilities. See "Interest Sensitive Income and Expense." However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a slight increase over the three-year period in the positive spread between the rate of return on interest earning assets less the cost of interest bearing liabilities. The positive spread increased to 3.27% in 2000 from 3.03% in 1998. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations.

    Revenues from real estate sold are influenced in part by inflation, as real estate values have historically fluctuated with the rate of inflation. However, management is unable to quantify the effect of inflation in this respect with any degree of accuracy.

NEW ACCOUNTING RULES

    In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE-RELATED ASSESSMENTS ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. The Consolidated Group adopted SOP 97-3 effective October 1, 1999. This adoption had no material effect on its consolidated financial statements.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98- 1"). SOP 98-1 provides guidance on accounting for the costs of computer software by identifying the characteristics of internal-use software. The Consolidated Group adopted
SOP 98-1 effective October 1, 1999. This adoption had no material effect on its consolidated financial statements.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000 Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" ("SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended, will not have a material effect on the Consolidated Group's financial statements. As part of implementing SFAS No.133 on October 1, 2000, the Consolidated Group reclassified approximately $59.4 million of investments from held-to-maturity to available-for-sale.

    In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise;" which requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. On January 1, 1999, the Consolidated Group adopted this new standard and reclassified trading securities with a carrying value of approximately $46.3 million to the available-for-sale classification.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Consolidated Group is required to adopt SAB 101 by July 1, 2001. The Consolidated Group does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

    During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). This EITF will change the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. The Consolidated Group must adopt the provisions of EITF 99-20 on April 1, 2001, but has not fully determined the effect of implementing EITF 99-20. As such, there may be declines in fair value of investments, which are currently recorded in other comprehensive losses, which will be considered to be permanent impairments resulting in a charge against earnings upon adoption.

    On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Consolidated Group is in the process of evaluating the impact of SFAS 140 on its results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    During 2000, $1,105.9 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $772.3 million primarily in Receivables and investments and (2) fund $334.3 million in debt maturities, annuity product surrenders, and the payment of dividends and (3) fund
$17.1 million in operating activities.

    During 1999, $1,035.4 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $793.8 million primarily in Receivables and investments, (2) fund $212.0 million in debt maturities, annuity product surrenders and dividends, and (3) fund $40.9 million in operating activities.

    During 1998, $721.0 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $532.9 million primarily in Receivables and investments, (2) fund $215.2 million of debt maturities, annuity product surrenders and dividends, and (3) fund $0.1 million in operating activities.

    During 2001, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $38.0 million. During 2000, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables totaled $845.3 million. A decrease in the prepayment rate on Receivables or the ability to sell Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

    The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale of Receivables. At September 30, 2000, cash or cash equivalents were $2.7 million, or 0.2% of total assets. As of September 30, 2000, the Consolidated Group had no cash or cash equivalents restricted from general corporate use. Including trading and available for-sale securities, total liquidity was approximately $267.8 million, $221.7 million and $113.6 million as of September 30, 2000, 1999 and 1998, respectively, or 23%, 18.0%, and 9.3% of total assets, respectively.

    Access to capital markets through Receivable sales or securitizations has allowed the Consolidated Group to both increase liquidity and accelerate earnings through the gains recorded on the sales. The ability to improve liquidity can enable the Consolidated Group to accept certain asset/liability mismatches which have historically been beneficial to the Consolidated Group when they have been able to finance higher earning longer term assets with lower cost of funds associated with shorter term liabilities.

    For statutory purposes, Western United performs cash flow testing under seven different rate scenarios. The results of these tests are filed annually with the Insurance Commissioner of the State of Washington. At the end of calendar year 1999, the results of this cash flow testing process were satisfactory.

    During 2000, $634.3 million in funds provided by the Metropolitan's various liquidity sources were used to (1) invest $486.9 million primarily in Receivables and investments and (2) fund $134.6 million in debt maturities and the payment of dividends and (3) fund $20.7 million in operating activities.

    During 1999, $668.6 million in funds provided by the Metropolitan's various liquidity sources were used to (1) invest $543.1 million primarily in Receivables and investments, (2) fund $82.5 million in debt maturities and dividends, and (3) fund $37.4 million in operating activities.

    During 1998, $453.8 million in funds provided by the Metropolitan's various liquidity sources were used to (1) invest $395.6 million primarily in Receivables and investments, (2) fund $56.4 million of debt maturities and dividends, and (3) fund $4.9 million in operating activities.

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

    Metropolitan and Western are authorized by their respective Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At September 30, 2000 and 1999, the Consolidated Group had no open hedging positions relative to hedging its securities portfolio, but did have outstanding hedging transactions relating to its loans held for sale.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT
              DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN EMPLOYEES
               (AGE INFORMATION CURRENT AS OF SEPTEMBER 30, 2000)

                 NAME                      AGE                    POSITION
                 ----                    --------                 --------
C. Paul Sandifur, Jr...................     58      President, CEO and Chairman of the
                                                    Board
William D. Snider......................     59      Chief Financial Officer
Michael Kirk...........................     43      Senior Vice President/Production
Georgiana Yoshioka.....................     53      Chief Operations Officer
Reuel Swanson..........................     61      Secretary and Director
John Van Engelen.......................     47      President, Western United
Irv Marcus.............................     76      Director
John Trimble...........................     70      Director
Harold Erfurth.........................     83      Director
Gary Brajcich..........................     49      Director
Samuel Smith...........................     60      Director
Neal Fosseen...........................     91      Honorary Director

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

    GEORGIANA YOSHIOKA joined Metropolitan as Chief Operations Officer in November of 1999. Ms. Yoshioka was the director of business development, financial strategic markets on the West Coast for Harte Hanks Direct Marketing from 1998 to 1999 and was previously employed by Stroud's between 1997 and 1998 as an independent consultant and as President of Chinni. Previously from 1995 until 1997, Ms. Yoshioka was a consultant for Kmart Corporation.

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

    GARY BRAJCICH was elected as a Director in 2000. Mr. Brajcich is an attorney admitted to practice law in the State of Washington. He is a member of Workland, Witherspoon, PLLC, where he has been employed since 1992.

    SAMUEL SMITH was elected as a Director in 2000. Mr. Smith served as President of Washington State University from 1985-2000 and is currently President Emeritus.

    NEAL FOSSEEN was elected Honorary Director of Metropolitan in 1995. As an Honorary Director, he is not entitled to vote at board meetings. Mr. Fosseen was mayor of Spokane from 1960 to 1967. He has over 30 years of experience in banking and finance.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

    The following table sets forth the aggregate compensation paid by Metropolitan during the fiscal years specified to its Chief Executive Officer and the other four most highly compensated executive officers. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash forms of remuneration except Metropolitan's 401(k) qualified retirement plan adopted as of January 1, 1992, which is available generally to all employees of Metropolitan, except as described below. See "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

AND CHANGE IN CONTROL ARRANGEMENTS." The 401(k) Plan provides for maximum annual company matching contributions equal to 3% of each participant's salary. As of September 30, 2000, Metropolitan had no stock option plans in effect.

                        (A)                            (B)        (C)          (D)           (D)
                                                                             BONUS/         OTHER
            NAME AND PRINCIPAL POSITION                YEAR      SALARY    COMMISSIONS   COMPENSATION
            ---------------------------              --------   --------   -----------   ------------
C. Paul Sandifur, Jr...............................    2000     $500,008     $4,500         $17,000
  Chief Executive Officer                              1999      437,500         --              --
                                                       1998      316,734         --              --

Bruce Blohowiak*...................................    2000       76,291         --         375,670
  Executive Vice President,                            1999      191,667     48,000              --
  Chief Operations Officer                             1998      171,250         --              --
  and General Counsel

Michael Kirk.......................................    2000      185,000     45,000              --
  Senior Vice President--Production                    1999      185,500     40,000              --
                                                       1998      118,333     65,557              --

John Van Engelen...................................    2000      164,521         --              --
  President, Western United                            1999      159,194         --              --
                                                       1998      121,678     40,422              --

Georgiana Yoshioka.................................    2000      183,333     50,000              --
  Chief Operating Officer

Robert Shaw#.......................................    2000      171,893     27,563              --
  Chief Marketing Officer

William D. Snider..................................    2000      260,939     73,709              --
  Chief Financial Officer                              1999      156,250         --

---------

*Mr. Blohowiak resigned from Metropolitan in January of 2000.

#Mr. Shaw resigned from Metropolitan in June of 2000.

                           COMPENSATION OF DIRECTORS

    Directors (including honorary Directors) of Metropolitan are paid $500 per meeting. There were ten such meetings during fiscal 2000.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE IN CONTROL ARRANGEMENTS

    Metropolitan has executed employment contracts with the following executive officers.

                   NAME                         EFFECTIVE DATE           TERM ENDS         COMPENSATION
                   ----                      --------------------   --------------------   ------------
William D. Snider..........................     February 16, 1999      February 15, 2004     $437,315
Michael Kirk...............................          June 1, 1997           May 31, 2002     $354,406

    Should the officer continue employment for the designated term, the officer shall receive the designated compensation in a lump sum at the end of the term. The agreements include non-compete provisions and non-disclosure of trade secret provisions.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Metropolitan does not have a formal compensation committee of the Board of Directors. Executive Officer compensation is determined by C. Paul Sandifur, Jr. and/or the Human Resources Manager. There are no compensation committee interlocks between the above described individuals and another entity's compensation committee. None of the above described individuals serve as an executive officer of another entity outside the Consolidated Group.
Mr. Sandifur is the sole shareholder of National Summit Corporation, which in turn owns Summit, Old Standard and Old West. The Consolidated Group engages in various transactions with these companies. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            OWNERSHIP OF MANAGEMENT

    The following table sets forth certain information as to each class of equity securities of Metropolitan and its subsidiaries beneficially owned by Metropolitan officers and directors as of September 30, 2000.

                                                                      NUMBER OF SHARES
                  NAME                          TITLE OF CLASS       BENEFICIALLY OWNED   % OF CLASS
                  ----                     ------------------------  ------------------   ----------
C. Paul Sandifur, Jr.....................  Metropolitan Preferred
  601 W. First Avenue                        Stock, All Series
  Spokane, WA 99201                        Metropolitan Class A                 323           0.02%
                                             Common Stock                   35.6925          36.64%

C. Paul Sandifur, Jr.....................  Metropolitan Preferred
  Trustee(1)                                 Stock, All Series
  601 W. First Avenue                      Metropolitan Class A              30,000           1.64%
  Spokane, WA 99201                          Common Stock                   52.4667          53.86%

Summit Securities, Inc.(2)...............  Metropolitan Preferred
  601 W. First Avenue                        Stock, All Series
  Spokane, WA 99201                        Metropolitan Class A             247,622          13.54%
                                             Common Stock                    9.2483           9.49%

Irv Marcus...............................  Metropolitan Preferred
  601 W. First Avenue                        Stock, All Series                  406           0.02%
  Spokane, WA 99201

All Officers and Directors as a            Metropolitan Preferred
  group(3)...............................    Stock, All Series
                                           Metropolitan Class A             278,351          15.22%
                                             Common Stock                   97.4075         100.00%

---------

(1) C. Paul Sandifur, Jr. is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over these shares of stock. The trust beneficiaries are C. Paul Sandifur, Jr., Sara E. Quinn and William F. Sandifur.

(2) Summit Securities, Inc. is a wholly owned subsidiary of National Summit Corp., a Delaware corporation, which is wholly owned by C. Paul Sandifur, Jr. As a result, Mr. Sandifur effectively has sole voting and investment control over these shares.

(3) Bruce Blohowiak had two (2.000) shares of Metropolitan Class A Common Stock that were repurchased by Metropolitan as of February of 2000.

                             PRINCIPAL SHAREHOLDERS

    The following table sets forth information with respect to the beneficial owners of more than five percent of Metropolitan's voting stock as of September 30, 2000.

                                                     SHARES OF CLASS A
                 NAME AND ADDRESS                       COMMON STOCK      % OF CLASS
                 ----------------                    ------------------   ----------
C. Paul Sandifur, Jr...............................       35.6925           36.643%
  601 West First Avenue
  Spokane, WA 99201

C. Paul Sandifur, Jr...............................       52.4667           53.863%
  Trustee(1)

Summit Securities, Inc.............................        9.2483            9.494%
  601 West First Avenue
  Spokane, WA 99201(2)

---------

(1) C. Paul Sandifur, Jr. is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over these shares of stock. The trust beneficiaries are C. Paul Sandifur, Jr., Sara E. Quinn and William F. Sandifur.

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

    During the last year ended September 30, 2000, Western United purchased some of its Receivables from Metropolitan at Metropolitan's cost. In these transactions, Western United paid Metropolitan $54,654,765 for Receivables with aggregate outstanding principal balances of $56,359,532.

    In addition, Metropolitan charges Western United for management services, Receivable collection services and rental of offices and equipment. These charges have no effect on the Consolidated Financial Statements, but create fee income for Metropolitan when presented alone. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 22" under Item 8.

    Metwest provides Receivable servicing and collection for Metropolitan and Western United. See "RECEIVABLE INVESTMENTS--Servicing and Collection Procedures, and Delinquency Experience" under Item 1.

    At September 30, 2000, Metropolitan had two notes payable to Western United that were secured by certain property held for development in the amount of $20,533,429 Such loans within the Consolidated Group have no effect on the consolidated financial statements.

    From time to time, since December of 1979, Metropolitan has made loans to Consumers Group Holding Co. for purposes of increasing the capital and surplus of Consumers and Western United. As of September 30, 2000, these loans outstanding totaled $3,710,000 and currently bear no interest.

TRANSACTIONS WITH AFFILIATES

    In the normal course of business, Metropolitan engages in transactions with companies which were former subsidiaries and which are currently affiliated through the common control of C. Paul Sandifur, Jr.

    Metropolitan Investment Securities ("MIS"), a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. During the fiscal year ended September 30, 2000, Metropolitan paid commissions to MIS in the amount of $4,131,274 and $365,205 on sales of debt securities and preferred stock in the amount of $96,583,832 and $10,904,207 respectively. During the fiscal year ended September 30, 2000, Metropolitan also paid commissions to MIS in the amount of $220,739 on sales of preferred stock through an in-house trading list.

    Metropolitan provides management and receivable acquisition services for a fee to Summit, Old Standard and Old West. During 2000, such fees were approximately $111,000. See "RECEIVABLE INVESTMENTS--Management and Receivable Acquisition Services" under Item 1.

    Metwest provides Receivable collection services for a fee to Summit, Old Standard and Old West. During 2000, such fees were approximately $404,000. See "RECEIVABLE INVESTMENTS--Servicing and Collection Procedures, and Delinquency Experience" under Item 1.

    In the ordinary course of business the Consolidated Group may purchase or sell Receivables from or to affiliated companies or borrow or lend money from or to affiliated companies. See "NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS--Note 22" under Item 8.

    At September 30, 2000, Metropolitan had a note payable to Old Standard that was secured by certain property held for development in the amount of $4,500,000.

    At September 30, 2000, Metropolitan had a note receivable from Summit in the amount of $10,900,800 that was secured by a participation interest in certain structured settlements and lease receivables, See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--NOTE 22"

    Management believes that the terms of the service agreements are at least as favorable as could have been obtained from non-affiliated parties.

    Western United has entered into a reinsurance agreement with Old Standard which became effective July 1, 1998 and remained in effect at September 30, 2000. Under this agreement, Western reinsured with Old Standard 75% of the risk on 15 different annuity products and the premiums ceded during the fiscal year ended September 30, 1999 and 2000 were approximately $44.7 million and $27.4 million, respectively. Western received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $2.3 million and $1.5 million during the fiscal years ended September 30, 1999 and 2000, respectively.

    This agreement allows Western United to continue its market presence and relationship with its insurance agents while moderating its rate of growth. Under its contractual terms, the reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $30 million will be ceded under this treaty during fiscal 2001. Western receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

    Metropolitan's and Western United's property development activities are provided by Summit Property Development. The Consolidated Group paid Summit Property Development $2.0 million in development fees during fiscal 2000. See "REAL ESTATE DEVELOPMENT" under Item 1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS

    Included in Part II, Item 8 of this report:

    Report of Independent Accountants

    Consolidated Balance Sheets at September 30, 2000 and 1999

    Consolidated Statements of Income for the Years Ended September 30, 2000,
     1999 and 1998

    Consolidated Statements of Stockholders' Equity for the Years Ended
     September 30, 2000, 1999 and 1998 1997

    Consolidated Statements of Cash Flows for the Years Ended September 30,
     2000, 1999 and 1998

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

          3.02      Amendment to Articles of Incorporation dated November 5,
                    1991 (Incorporated by Reference to Exhibit 3(c) to
                    Registration No. 33-40220).

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

          4.04      Second Supplemental Indenture, dated as of November 12,
                    1984, between Metropolitan and Seattle-First National Bank,
                    Trustee (Incorporated by Reference to Exhibit 4(d) to
                    Registration No. 2-95146).

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

          9.01      Irrevocable Trust Agreement (Incorporated by Reference to
                    Exhibit 9(b) to Registration No. 2-81359).

         10.01      Employment Agreement between Metropolitan and Michael Kirk
                    (Incorporated by Reference to Exhibit 10(b) to
                    Metropolitan's Annual Report on Form 10-K for fiscal 1997).

         10.02      Form of Reinsurance Agreement between Western United and Old
                    Standard (Incorporated by Reference to Exhibit 10(d) to
                    Metropolitan's Annual Report on Form 10-K for fiscal 1998).

         10.03      Employment Agreement between Metropolitan and William D.
                    Snider (Incorporated by Reference to Exhibit 10(c) to
                    Metropolitan's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999).

         10.04 Master Repurchase Agreement (Incorporated by reference to exhibit 10(f) to Metropolitan's Form 10-Q for the fiscal quarter ended June 30, 1998.)

         10.05 Amendment No. 1 to the Master Repurchase Agreement, dated as of May 26, 1998 (Incorporated by reference to Exhibit 10.2 to Metropolitan's Current Report on Form 8-K dated
                    September 27, 2000.)

         10.06 Amendment No. 1(a) to the Master Repurchase Agreement, dated as of October 8, 1998 (Incorporated by reference to Exhibit 10.3 to Metropolitan's Current Report on Form 8-K dated September 27, 2000.)

         10.07 Amendment No. 2 to the Master Repurchase Agreement, dated as of March 8, 1999 (Incorporated by reference to Exhibit 10.4 to Metropolitan's Current Report on Form 8-K dated September 27, 2000.)

         10.08 Amendment No. 3 to the Master Repurchase Agreement, dated as of February 11, 2000 (Incorporated by reference to Exhibit 10.5 to Metropolitan's Current Report on Form 8-K dated September 27, 2000.)

         10.09 Amendment No. 5 to the Master Repurchase Agreement, dated as of September 27, 2000 (Incorporated by reference to Exhibit 10.6 to Metropolitan's Current Report on Form 8-K dated September 27, 2000.)

        *12.01      Statement regarding computation of ratios.

         21.01      Subsidiaries of Metropolitan (Incorporated by Reference to
                    Exhibit 21 to Metropolitan's Annual Report on Form 10-K for fiscal 1997).

        *27.01      Financial Data Schedule.

---------

*   Filed herewith.

  (b) REPORTS ON FORM 8-K

    Current Report on Form 8-K, dated as of September 27, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                                                      /s/ C. PAUL SANDIFUR, JR.
                                                      ------------------------------------------------
                                                      C. Paul Sandifur, Jr., Chief Executive Officer

Date: January 15, 2001

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
/s/ C. PAUL SANDIFUR, JR.
-------------------------------------------            Chief Executive Officer,        January 15, 2001
C. Paul Sandifur, Jr.                                    President and Director

/s/ WILLIAM D. SNIDER                                  Chief Financial Officer and
-------------------------------------------              Principal Accounting          January 15, 2001
William D. Snider                                        Officer

/s/ GEORGIANA YOSHIOKA
-------------------------------------------            Chief Operating Officer         January 15, 2001
Georgiana Yoshioka

/s/ REUEL SWANSON
-------------------------------------------            Secretary and Director          January 15, 2001
Reuel Swanson

/s/ IRV MARCUS
-------------------------------------------            Director                        January 15, 2001
Irv Marcus

/s/ HAROLD ERFURTH
-------------------------------------------            Director                        January 15, 2001
Harold Erfurth

/s/ JOHN TRIMBLE
-------------------------------------------            Director                        January 15, 2001
John Trimble

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
/s/ GARY BRAJCICH
-------------------------------------------            Director                        January 15, 2001
Gary Brajcich

/s/ SAMUEL SMITH
-------------------------------------------            Director                        January 15, 2001
Samuel Smith

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-1

Consolidated Balance Sheets.................................    F-2

Consolidated Statements of Operations.......................    F-3

Consolidated Statements of Comprehensive Income (Loss)......    F-4

Consolidated Statements of Stockholders' Equity.............    F-5

Consolidated Statements of Cash Flows.......................    F-6

Notes to Consolidated Financial Statements..................    F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Directors and Stockholders
Metropolitan Mortgage & Securities Co., Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries (the "Company") at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale in fiscal 1999.

                                          /s/ PricewaterhouseCoopers LLP

Spokane, Washington
December 28, 2000

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 2000 AND 1999

                                                                   2000             1999
                                                              --------------   --------------
ASSETS:
  Cash and cash equivalents.................................  $    2,664,035   $   20,406,837
  Investments:
    Trading securities, at market...........................      61,052,838       45,013,522
    Available-for-sale securities, at market................     204,081,643      156,263,086
    Held-to-maturity securities, at amortized cost..........      59,415,992       66,441,407
    Accrued interest on investments.........................       2,532,995        1,855,352
                                                              --------------   --------------
      Total cash and investments............................     329,747,503      289,980,204
                                                              --------------   --------------
  Real estate contracts and mortgage notes receivable, net,
    including real estate contracts and mortgage notes
    receivable held for sale of approximately $43,979,000 in
    2000 and $201,815,000 in 1999...........................     399,996,888      539,525,957
  Real estate held for sale and development, including
    foreclosed real estate received in satisfaction of debt
    of $34,605,100 and $40,802,345..........................      74,144,242       85,747,433
                                                              --------------   --------------
      Total real estate assets..............................     474,141,130      625,273,390
  Less allowance for losses on real estate assets...........     (12,805,959)      (9,318,072)
                                                              --------------   --------------
      Net real estate assets................................     461,335,171      615,955,318
                                                              --------------   --------------
  Other receivable investments, net.........................     182,387,856      174,707,840
                                                              --------------   --------------
  Other assets:
    Deferred costs, net.....................................      65,296,489       66,339,586
    Land, buildings and equipment, net......................      32,514,204       26,342,123
    Mortgage servicing rights, net..........................      14,821,575       10,898,621
    Other assets, net, including receivables from
     affiliates.............................................      55,451,509       46,732,827
                                                              --------------   --------------
      Total other assets....................................     168,083,777      150,313,157
                                                              --------------   --------------
      Total assets..........................................  $1,141,554,307   $1,230,956,519
                                                              ==============   ==============
LIABILITIES:
  Life insurance and annuity reserves.......................  $  775,131,790   $  795,744,055
  Debenture bonds and accrued interest......................     238,834,850      198,888,779
  Advances under line of credit.............................       7,805,520       62,908,030
  Debt payable..............................................      41,706,063       74,436,600
  Accounts payable and accrued expenses, including payable
    to affiliates...........................................      14,024,723       11,274,411
  Deferred income taxes.....................................       5,133,844       13,943,294
  Minority interest in consolidated subsidiaries............       2,059,929        2,056,887
                                                              --------------   --------------
      Total liabilities.....................................   1,084,696,719    1,159,252,056
                                                              --------------   --------------
  Commitments and contingencies (Notes 5, 11, 12 and 17)

STOCKHOLDERS' EQUITY:
  Preferred stock, (liquidation preference $62,504,429 and
    $53,094,517)............................................      18,291,083       19,099,294
  Subordinate preferred stock, no par.......................              --               --
  Common stock, Class A, $2,250 par, 97 and 129 shares
    issued and outstanding..................................         218,250          291,167
  Common stock, Class B, $2,250 par, no shares issued or
    outstanding.............................................              --               --
  Additional paid-in capital................................      32,264,380       22,522,036
  Accumulated other comprehensive loss......................     (11,713,806)      (3,638,723)
  Retained earnings.........................................      17,797,681       33,430,689
                                                              --------------   --------------
      Total stockholders' equity............................      56,857,588       71,704,463
                                                              --------------   --------------
      Total liabilities and stockholders' equity............  $1,141,554,307   $1,230,956,519
                                                              ==============   ==============

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                         2000           1999           1998
                                                     ------------   ------------   ------------
REVENUES:
  Insurance premiums...............................  $  1,458,024   $  1,668,274   $  1,871,346
  Interest on receivables..........................    46,667,677     50,236,826     51,785,190
  Earned discount on receivables...................    21,451,042     21,092,324     25,288,312
  Other investment income..........................    29,310,903     21,720,696     15,937,128
  Real estate sales................................    40,345,916     42,481,673     32,277,672
  Fees, commissions, service and other income......    12,346,870      8,488,571      6,832,513
  Gains (losses) on investments, net...............    (7,072,739)    (5,499,995)     8,000,392
  Gains on sales of receivables, net...............    26,914,099     24,819,841     13,822,102
                                                     ------------   ------------   ------------
    Total revenues.................................   171,421,792    165,008,210    155,814,655
                                                     ------------   ------------   ------------
EXPENSES:
  Insurance policy and annuity benefits............    45,174,355     44,526,376     47,169,768
  Interest, net....................................    29,134,230     22,388,390     19,663,254
  Cost of real estate sold.........................    36,247,394     39,635,685     30,579,511
  Provision for losses on real estate assets.......    11,855,691     10,675,560      6,199,297
  Provision for losses on other assets.............     4,141,914        819,000        788,000
  Reduction in value of mortgage servicing
    rights.........................................     1,306,958             --             --
  Salaries and employee benefits...................    30,698,838     23,269,895     18,415,723
  Commissions to agents............................    11,271,223      7,483,464      8,171,329
  Other operating and underwriting.................     9,732,327      6,790,716      6,337,089
  Amortization of deferred costs, net of costs
    capitalized....................................     3,550,469      5,403,432      2,562,817
                                                     ------------   ------------   ------------
    Total expenses.................................   183,113,399    160,992,518    139,886,788
                                                     ------------   ------------   ------------
Income (loss) before income taxes and minority
  interest.........................................   (11,691,607)     4,015,692     15,927,867
Income tax benefit (provision).....................     4,093,296     12,577,447     (5,475,416)
                                                     ------------   ------------   ------------
Income (loss) before minority interest.............    (7,598,311)    16,593,139     10,452,451
Income of consolidated subsidiaries allocated to
  minority stockholders............................        (3,042)      (318,000)      (125,748)
                                                     ------------   ------------   ------------
Net income (loss)..................................    (7,601,353)    16,275,139     10,326,703
Preferred stock dividends..........................    (4,553,322)    (3,641,721)    (3,732,047)
                                                     ------------   ------------   ------------
Income (loss) applicable to common stockholders....  $(12,154,675)  $ 12,633,418   $  6,594,656
                                                     ============   ============   ============
Basic and diluted income (loss) per share
  applicable to common stockholders................  $   (103,006)  $     97,933   $     50,728
                                                     ============   ============   ============
Weighted average number of shares of common stock
  outstanding......................................           118            129            130
                                                     ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                            2000          1999          1998
                                                        ------------   -----------   -----------
NET INCOME (LOSS).....................................  $ (7,601,353)  $16,275,139   $10,326,703
                                                        ------------   -----------   -----------

Other comprehensive loss:
  Change in unrealized losses on investments..........   (12,484,709)   (4,560,564)     (626,439)
  Less deferred income tax benefit....................    (4,409,626)   (1,602,460)     (212,989)
                                                        ------------   -----------   -----------
  Net other comprehensive loss........................    (8,075,083)   (2,958,104)     (413,450)
                                                        ------------   -----------   -----------
Comprehensive income (loss)...........................  $(15,676,436)  $13,317,035   $ 9,913,253
                                                        ============   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                            ACCUMULATED
                                                             ADDITIONAL        OTHER
                                     PREFERRED     COMMON      PAID-IN     COMPREHENSIVE    RETAINED
                                       STOCK       STOCK       CAPITAL         LOSS         EARNINGS        TOTAL
                                    -----------   --------   -----------   -------------   -----------   -----------
Balance, September 30, 1997.......  $20,954,141   $293,417   $18,596,231   $   (267,169)   $14,536,114   $54,112,734
Net income........................                                                          10,326,703    10,326,703
Net change in unrealized losses on
  available-for-sale securities,
  net of income tax benefit of
  $212,989........................                                             (413,450)                    (413,450)
Cash dividends, common ($1,200 per
  share)..........................                                                            (156,489)     (156,489)
Cash dividends, preferred
  (variable rate).................                                                          (3,732,047)   (3,732,047)
Redemption and retirement of
  preferred stock (170,284
  shares).........................   (1,702,843)              (1,841,144)                                 (3,543,987)
Sale of variable rate preferred
  stock, net (20,277 shares)......      202,773                1,824,964                                   2,027,737
Contingent sales price on
  subsidiary previously sold to
  related party...................                                                             135,568       135,568
                                    -----------   --------   -----------   ------------    -----------   -----------
Balance, September 30, 1998.......   19,454,071    293,417    18,580,051       (680,619)    21,109,849    58,756,769
Net income........................                                                          16,275,139    16,275,139
Net change in unrealized losses on
  available-for-sale securities,
  net of income tax benefit of
  $1,602,460......................                                           (2,958,104)                  (2,958,104)
Cash dividends, common ($2,400 per
  share)..........................                                                            (312,578)     (312,578)
Cash dividends, preferred
  (variable rate).................                                                          (3,641,721)   (3,641,721)
Redemption and retirement of
  common stock (1 share)..........                  (2,250)     (150,696)                                   (152,946)
Redemption and retirement of
  preferred stock (83,939
  shares).........................     (839,392)                (103,981)                                   (943,373)
Sale of variable rate preferred
  stock, net (48,462 shares)......      484,615                4,196,662                                   4,681,277
                                    -----------   --------   -----------   ------------    -----------   -----------
Balance, September 30, 1999.......   19,099,294    291,167    22,522,036     (3,638,723)    33,430,689    71,704,463
Net loss..........................                                                          (7,601,353)   (7,601,353)
Net change in unrealized losses on
  available-for-sale securities,
  net of income tax benefit of
  $4,409,626......................                                           (8,075,083)                  (8,075,083)
Cash dividends, common ($2,400 per
  share)..........................                                                            (283,778)     (283,778)
Cash dividends, preferred
  (variable rate).................                                                          (4,553,322)   (4,553,322)
Redemption and retirement of
  common stock (32 shares)........                 (72,917)                                 (3,194,555)   (3,267,472)
Redemption and retirement of
  preferred stock (195,175
  shares).........................   (1,951,739)                 (73,619)                                 (2,025,358)
Sale of variable rate preferred
  stock, net (114,352 shares).....    1,143,528                9,815,963                                  10,959,491
                                    -----------   --------   -----------   ------------    -----------   -----------
Balance, September 30, 2000.......  $18,291,083   $218,250   $32,264,380   $(11,713,806)   $17,797,681   $56,857,588
                                    ===========   ========   ===========   ============    ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                 2000            1999            1998
                                                             -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................  $  (7,601,353)  $  16,275,139   $  10,326,703
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Proceeds from sales of trading securities..............     33,729,043       6,538,788       7,961,675
    Proceeds from maturities of trading securities.........      1,063,590         431,244         907,206
    Acquisition of trading securities......................    (52,053,846)    (47,912,064)    (22,392,318)
    Earned discounts on receivables........................    (21,451,042)    (21,092,324)    (25,288,312)
    Gains on investments and receivables, net..............    (19,841,360)    (19,319,846)    (21,822,494)
    Gains on sales of real estate..........................     (4,098,522)     (2,845,988)     (1,698,161)
    Loss on sale of equipment..............................         94,176
    Provision for losses on real estate assets.............     11,855,691      10,675,560       6,199,297
    Provision for losses on other assets...................      4,141,914         819,000         788,000
    Depreciation and amortization..........................      5,121,515       5,353,717       4,496,663
    Minority interests.....................................          3,042         318,000         125,748
    Deferred income tax provision (benefit)................     (4,439,801)     (7,179,298)        695,274
    Changes in assets and liabilities:
      Deferred costs, net..................................      1,043,097       4,922,903       1,240,606
      Life insurance and annuity reserves..................     43,325,248      40,877,478      44,490,782
      Compound and accrued interest on debentures..........     (3,042,526)       (281,937)     (3,112,623)
      Accrued interest on receivables and investments......       (660,716)
      Other assets.........................................    (10,204,234)    (19,025,842)        442,798
      Accounts payable and accrued expenses................      2,750,312      (7,413,128)       (426,815)
      Other, net...........................................      3,207,303      (2,046,176)     (3,066,659)
                                                             -------------   -------------   -------------
        Net cash used by operating activities..............    (17,058,469)    (40,904,774)       (132,630)
                                                             -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments on real estate contracts and mortgage
    notes receivable and other receivable investments......    180,131,593     136,387,320     152,090,496
  Proceeds from sales of real estate contracts and mortgage
    notes receivable and other receivable investments......    635,643,654     642,838,824     229,397,266
  Proceeds from sales of real estate.......................     29,531,248      34,906,432      21,413,545
  Proceeds from maturities of held-to-maturity
    investments............................................      7,232,597      16,704,422      30,530,666
  Proceeds from maturities of available-for-sale
    investments............................................      9,091,783      15,572,964       8,752,353
  Proceeds from sales of available-for-sale investments....     18,288,069      11,295,790       1,769,954
  Acquisition of real estate contracts and mortgage notes
    receivable.............................................   (585,067,159)   (617,643,225)   (413,325,154)
  Acquisition of other receivable investments..............    (65,987,359)    (36,386,892)    (80,961,649)
  Purchases of held-to-maturity investments................       (298,174)       (151,479)
  Purchases of available-for-sale investments..............    (94,286,519)   (113,666,443)       (888,713)
  Purchases of and costs associated with real estate held
    for sale and development...............................     (9,186,324)    (17,106,964)    (17,031,884)
  Retained mortgage servicing rights.......................     (8,665,876)     (6,668,524)     (2,613,144)
  Capital expenditures.....................................     (8,824,369)     (2,214,419)    (18,039,964)
                                                             -------------   -------------   -------------
        Net cash from (used by) investing activities.......    107,603,164      63,867,806     (88,906,228)
                                                             -------------   -------------   -------------

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                 2000            1999            1998
                                                             -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in borrowings........................  $ (87,575,602)  $  22,617,308   $ 120,899,347
  Repayments of debt payable...............................       (591,877)    (11,520,594)       (876,255)
  Receipts from life and annuity products..................    118,448,928     104,020,462      88,921,513
  Withdrawals of life and annuity products.................   (173,791,925)   (110,555,531)   (135,346,826)
  Ceding of life and annuity products to reinsurers........     (8,594,516)    (39,447,283)    (22,585,528)
  Issuance of debenture bonds..............................     96,583,832      46,399,862      65,048,869
  Repayment of debenture bonds.............................    (53,595,898)    (45,434,440)    (48,944,640)
  Issuance of preferred stock..............................     10,959,491       4,681,277       2,027,737
  Redemption and retirement of preferred stock.............     (2,025,358)       (943,373)     (3,543,987)
  Redemption and retirement of common stock................     (3,267,472)       (152,946)
  Cash dividends...........................................     (4,837,100)     (3,954,299)     (3,888,536)
  Receipt of contingent sale price for subsidiary sold to
    related party..........................................                                        135,568
                                                             -------------   -------------   -------------
      Net cash from (used by) financing activities.........   (108,287,497)    (34,289,557)     61,847,262
                                                             -------------   -------------   -------------
Net change in cash and cash equivalents....................    (17,742,802)    (11,326,525)    (27,191,596)
Cash and cash equivalents:
  Beginning of year........................................     20,406,837      31,733,362      58,924,958
                                                             -------------   -------------   -------------
  End of year..............................................  $   2,664,035   $  20,406,837   $  31,733,362
                                                             =============   =============   =============

See Note 20 for supplemental cash flow information.

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

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

    Metropolitan provides receivable acquisition, management and collection services, for a fee, to its subsidiaries and affiliates (see Note 22).

    Metropolitan owns various properties acquired through foreclosure and other sources. These properties are held for sale or development.

    Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through common stock ownership and voting control.

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Metropolitan Mortgage & Securities Co., Inc. and its majority-owned subsidiaries. Metropolitan's significant subsidiaries include Western United Life Assurance Company ("Western"), a life insurance company, Consumers Group Holding
Co., Inc., a holding company and shareholder of Consumers Insurance Co., Inc., an inactive property and casualty insurer, and Metwest Mortgage Services, Inc., a mortgage loan and equipment lease originator and servicer. Minority interest represents minority stockholders' proportionate share of the equity in the Company's consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

    TRADING SECURITIES: Trading securities consist primarily of mortgage- and asset-backed securities and are recorded at market value. Realized and unrealized gains and losses on these securities are included in the consolidated statements of operations.

    AVAILABLE-FOR-SALE SECURITIES: Available-for-sale securities, consisting primarily of government-backed bonds, corporate bonds, mortgage- and asset-backed securities and equity securities, are carried at quoted and estimated market values. Unrealized gains and losses on these securities are presented as accumulated other comprehensive income or loss, net of related deferred income taxes. Restricted equity securities represent the Company's investment in the common stock of the Federal Home Loan Bank of Seattle ("FHLB Seattle"). This stock may only be sold to FHLB Seattle or to another member institution; therefore, it is restricted and is carried at cost. The carrying value of the restricted stock was $2,896,900 and $2,711,000 at September 30, 2000 and 1999, respectively.

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

    The Company initially records residual interests from securitization transactions at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows using expected loss and prepayment assumptions, discounted at a market yield. The fair value of these securities is determined based on interest rates, actual prepayment rates, collateral value and expected default rates experienced by the securities.

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

    Realized gains and losses on investments are calculated on the specific-identification method and are recognized in the consolidated statements of operations in the period in which the investment is sold.

    For other than a temporary decline in the value of a common stock, preferred stock, publicly traded bond or mortgage- or asset-backed security below cost or amortized cost, the investment is reduced to its net realizable value, which becomes the new cost basis of the investment. The amount of the reduction is

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES reported as a loss in the consolidated statement of operations. Any recovery of market value in excess of the investment's new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors which the Company evaluates in determining the existence of an other than temporary decline in value include the length of time and extent to which market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability of the Company to retain its investment for the anticipated period of recovery in market value.

  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

    Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual term of the receivables.

  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE HELD FOR SALE

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

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125" (SFAS 140). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is in the process of evaluating the impact of SFAS 140 on its results of operations and financial condition.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS

    The established allowances for losses on real estate contracts and mortgage notes receivable include amounts for estimated probable losses on receivables.

    The Company establishes allowances, based on prior delinquency, foreclosure and loss experience. Allowances for losses are based on the net carrying values of the receivables, including accrued interest. Accordingly, the Company accrues interest on delinquent receivables until foreclosure, unless the principal and accrued interest on the receivables exceed the fair value of the collateral, net of estimated selling costs. The Company obtains new or updated appraisals on collateral for appropriate delinquent receivables, and adjusts the allowance for losses, as necessary, such that the net carrying value does not exceed net realizable value.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  MORTGAGE SERVICING RIGHTS

    At the closing of each securitization, the Company measures the servicing asset retained at the allocated previous carrying amount based on relative fair values. Subsequent valuations of the servicing rights are performed to determine if there has been any impairment to the asset. The amount of any impairment recognized is the amount by which the carrying amount of the servicing rights exceed their fair value. The Company calculates the fair value of the servicing rights by discounting the expected net cash flow from its servicing activity. The net cash flow is measured as the amount by which the expected revenues from contractually specified servicing fees, late charges, and other ancillary sources, including "float", exceeds the estimated cost of servicing the assets. When determining the expected cash flow, the Company estimates (i) the future rates of prepayments (ii) ancillary income and (iii) cost of servicing. The assumptions used for valuing the mortgage servicing rights as of September 30, 2000 were as follows:

                                             ASSUMPTIONS
                                      -------------------------
Discount rate.......................             10%
Prepayment rate.....................         11% -- 18%
Ancillary income rate...............  30 basis points, annually

    Any changes in these assumptions could affect the carrying value of mortgage servicing rights in the near term.

  COMPUTER SOFTWARE COSTS

    The Company capitalizes direct costs of enhancements to computer software operating systems acquired and modified for internal use to the extent that the functionality of the software is improved. At September 30, 2000, total enhancement costs of approximately $9,220,000 have been capitalized. These costs are being amortized over 3- and 10-year periods, depending on the estimated useful life of the enhancement, using the straight-line method. Accumulated amortization of these costs was $6,207,000 and $5,048,000 at September 30, 2000 and 1999, respectively. Due to technological advancements, it is reasonably possible that the remaining estimated useful lives could change in the near term.

    Effective October 1, 1999, the Company adopted the provisions of Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of internal-use computer software. The application of this Statement did not have a material effect on the Company's financial statements.

  POLICY LOANS

    Policy loans are carried at the unpaid principal balance of the loans and are included in other assets on the consolidated balance sheet.

  LIFE INSURANCE AND ANNUITY RESERVES

    Premiums for universal life insurance contracts and annuities are reported as life insurance and annuity reserves under the deposit method. Reserves for universal life insurance and annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of changes in the

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near term.

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

  GUARANTY FUND ASSESSMENTS

    The Company's life insurance subsidiary is subject to insurance guaranty laws in the states in which it writes premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. As of September 30, 2000 and 1999, the Company has accrued an estimated liability for guaranty fund assessments for known insolvencies net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessment of known insolvencies, the guaranty fund liability could change in the near term.

    Effective October 1, 1999, the Company adopted the provisions of Statement of Position 97-3, ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE-RELATED ASSESSMENTS ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. The application of SOP 97-3 did not have a material effect on the Company's consolidated financial statements.

  INTEREST COSTS

    Interest costs associated with the development of real estate projects are capitalized. During the years ended September 30, 2000, 1999, and 1998, the Company capitalized interest of $1,144,939, $935,735 and $611,144, respectively.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  INCOME (LOSS) PER SHARE

    Income (loss) per share--basic is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Income (loss) per share--diluted is computed by dividing income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if potentially dilutive common shares had been issued. There were no potentially dilutive common shares outstanding during any of the three years in the period ended September 30, 2000.

  COMPREHENSIVE INCOME

    During the year ended September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Prior year's financial statements have been reclassified to conform to this Statement.

    Reclassification adjustments, representing the net gains (losses) on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows:

YEAR ENDED
SEPTEMBER 30,
-------------
2000........................................................  $768,439
1999........................................................    48,619
1998........................................................    16,779

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

    The Company uses future contracts to hedge against interest rate risk arising from real estate contracts and mortgage notes receivable held for sale. Gains and losses on interest rate futures are deferred and included in the carrying value of the related hedged assets. The unrealized gains and losses are amortized over the estimated lives of the related assets as a yield adjustment. Upon settlement of the assets being hedged, deferral accounting is discontinued and the resultant gain or loss is realized in operations. At September 30, 2000, the Company had open hedge positions on 275 futures contracts on U.S. treasury notes with a notional value of approximately $55 million, resulting in deferred losses of approximately $186,000, which were used to hedge interest rate risk on real estate contracts and mortgage notes receivable that were held for sale. These hedges were closed in October 2000.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Unrealized gains or losses associated with financial future contracts that meet the hedge criteria are deferred and recognized when the effects of changes in interest rate on the hedged asset are recognized. The deferred unrealized gains or losses are classified in the same category as the items being hedged.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended, will not have a material effect on the Company's financial statements. As part of implementing SFAS No. 133 on October 1, 2000, the Company reclassified approximately $59.4 million of investments from held-to-maturity to available-for-sale.

  INTEREST RATE RISK

    The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and debenture bonds) are subject to interest rate risk. In the year ending September 30, 2001, approximately $613.5 million of the Company's financial liabilities will reprice or mature as compared to approximately $372.9 million of its financial assets, resulting in a mismatch of approximately $240.6 million. This structure is beneficial in periods of declining interest rates; however, it may result in declining net interest income during periods of rising interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 94% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  RECLASSIFICATIONS

    Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

  OTHER RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by July 1, 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

    During the third quarter of 2000, the Emerging Issues Task Force issued
EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). This EITF will change the manner in which the Company determines whether a decline in fair value of its investment is other than temporary. The Company must adopt the provisions of EITF 99-20 on April 1, 2001, but has not fully determined the effect of implementing EITF 99-20. As such, there may be declines in fair value of investments, which are currently recorded in equity as other comprehensive losses, which will be considered to be permanent impairments resulting in a charge against earnings upon adoption.

2.  INVESTMENTS:

    A summary of carrying and estimated market values of investments at September 30, 2000 and 1999 is as follows:

                                                                     2000
                                          ----------------------------------------------------------
                                                          GROSS         GROSS          ESTIMATED
                                           AMORTIZED    UNREALIZED   UNREALIZED      MARKET VALUES
                TRADING                      COSTS        GAINS        LOSSES      (CARRYING VALUES)
                -------                   -----------   ----------   -----------   -----------------
Mortgage- and asset-backed securities...  $49,230,063   $  668,311   $(2,556,810)   $    47,341,564
Equity securities.......................   11,476,723    2,381,006      (146,455)        13,711,274
                                          -----------   ----------   -----------    ---------------
Totals..................................  $60,706,786   $3,049,317   $(2,703,265)   $    61,052,838
                                          ===========   ==========   ===========    ===============

                                                         GROSS         GROSS           ESTIMATED
                                         AMORTIZED     UNREALIZED    UNREALIZED      MARKET VALUES
          AVAILABLE-FOR-SALE               COSTS         GAINS         LOSSES      (CARRYING VALUES)
          ------------------            ------------   ----------   ------------   -----------------
Government-backed bonds...............  $  6,311,152   $    6,071   $    (28,245)   $     6,288,978
Corporate bonds.......................    27,216,977      306,897       (729,509)        26,794,365
Mortgage- and asset-backed
  securities..........................   184,281,796      868,398    (18,212,435)       166,937,759
                                        ------------   ----------   ------------    ---------------
Total fixed maturities................   217,809,925    1,181,366    (18,970,189)       200,021,102
Equity securities.....................     3,885,275      207,549        (32,283)         4,060,541
                                        ------------   ----------   ------------    ---------------
Totals................................  $221,695,200   $1,388,915   $(19,002,472)   $   204,081,643
                                        ============   ==========   ============    ===============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                                         AMORTIZED         GROSS         GROSS
                                      COSTS (CARRYING    UNREALIZED   UNREALIZED      ESTIMATED
          HELD-TO-MATURITY                VALUES)          GAINS        LOSSES      MARKET VALUES
          ----------------            ----------------   ----------   -----------   --------------
Government-backed bonds.............  $     46,980,963   $  371,107   $(1,406,085)  $   45,945,985
Corporate bonds.....................           999,624                    (23,024)         976,600
Mortgage- and asset-backed
  securities........................        11,194,267      807,015      (119,759)      11,881,523
                                      ----------------   ----------   -----------   --------------
Total fixed maturities..............        59,174,854    1,178,122    (1,548,868)      58,804,108
Equity securities...................           241,138                        (14)         241,124
                                      ----------------   ----------   -----------   --------------
Totals..............................  $     59,415,992   $1,178,122   $(1,548,882)  $   59,045,232
                                      ================   ==========   ===========   ==============

                                                                  1999
                                      ------------------------------------------------------------
                                                       GROSS         GROSS          ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED      MARKET VALUES
              TRADING                    COSTS         GAINS        LOSSES      (CARRYING VALUES)
              -------                 -----------   -----------   -----------   ------------------
Mortgage- and asset-backed
  securities........................  $44,531,376   $   666,952   $  (727,182)  $       44,471,146
Equity securities...................      410,628       131,748                            542,376
                                      -----------   -----------   -----------   ------------------
Totals..............................  $44,942,004   $   798,700   $  (727,182)  $       45,013,522
                                      ===========   ===========   ===========   ==================

                                                       GROSS         GROSS          ESTIMATED
                                       AMORTIZED     UNREALIZED   UNREALIZED      MARKET VALUES
         AVAILABLE-FOR-SALE              COSTS         GAINS        LOSSES      (CARRYING VALUES)
         ------------------           ------------   ----------   -----------   ------------------
Government-backed bonds.............  $  6,787,536   $    5,489   $   (55,562)  $        6,737,463
Corporate bonds.....................     7,087,072        1,633      (136,384)           6,952,321
Mortgage- and asset-backed
  securities........................   144,821,834    1,155,032    (6,117,754)         139,859,112
                                      ------------   ----------   -----------   ------------------
Total fixed maturities..............   158,696,442    1,162,154    (6,309,700)         153,548,896
Equity securities (restricted)......     2,695,492       18,698                          2,714,190
                                      ------------   ----------   -----------   ------------------
Totals..............................  $161,391,934   $1,180,852   $(6,309,700)  $      156,263,086
                                      ============   ==========   ===========   ==================

                                                                     1999
                                         -------------------------------------------------------------
                                             AMORTIZED         GROSS         GROSS
                                               COSTS         UNREALIZED   UNREALIZED      ESTIMATED
           HELD-TO-MATURITY              (CARRYING VALUES)     GAINS        LOSSES      MARKET VALUES
           ----------------              -----------------   ----------   -----------   --------------
Government-backed bonds................   $    47,781,755     $435,541    $(1,750,039)  $   46,467,257
Corporate bonds........................         2,998,397                      (8,529)       2,989,868
Utility bonds..........................           999,443                     (28,743)         970,700
Mortgage- and asset-backed
  securities...........................        14,661,812      414,710       (244,512)      14,832,010
                                          ---------------     --------    -----------   --------------
Totals.................................   $    66,441,407     $850,251    $(2,031,823)  $   65,259,835
                                          ===============     ========    ===========   ==============

    The principal amount of mortgage- and asset-backed securities with required principal or interest payments being in arrears for more than three months was approximately $3,187,000 at September 30, 2000.

    Proceeds from sales of available-for-sale securities during the years ended September 30, 2000, 1999 and 1998 were $18,288,069, $11,295,790 and $1,769,954, respectively, which resulted in gross realized gains of $1,426,182, $74,798 and $39,964 and gross realized losses of $243,968, $0 and $14,727 during each respective year.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    The net change in unrealized gains (losses) on trading securities, recorded in the statements of operations were $274,534, ($7,401,205) and $6,423,601 during the years ended September 30, 2000, 1999 and 1998, respectively.

    During the year ended September 30, 1998, the Company determined that certain available-for-sale and held-to-maturity asset-backed securities had an other than temporary impairment in value. Accordingly, the carrying value of the securities was decreased by approximately $819,000, representing the amount permanently impaired, through a charge to operations.

    During the year ended September 30, 1995, the Company entered into financial futures contracts to hedge its interest rate risk on certain held-to-maturity debt securities with remaining contractual terms of approximately eight years against a potential increase in interest rates. Interest rates declined, resulting in a realized loss of $1,600,000 associated with such contracts. The hedging loss has been deferred and is being amortized over the contractual term of the hedged debt securities using the interest method. The remaining unamortized hedging loss at September 30, 2000 and 1999 was approximately $651,000 and $854,000, respectively.

    During the year ended September 30, 1994, the Company transferred approximately $79,000,000 of investments from the available-for-sale portfolio to the held-to-maturity portfolio. At the date of transfer, these investments had net unrealized losses of approximately $1,060,000 before income taxes. These unrealized losses are being amortized over the term of the investments transferred using the interest method. At September 30, 2000, the remaining unamortized loss of approximately $193,000, net of deferred income taxes, is reported in accumulated other comprehensive loss.

    The activity related to certain mortgage-backed securities, which represent the Company's residual interests from securitization transactions, for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                                   2000           1999          1998
                                                -----------   ------------   -----------
Carrying value, beginning of year.............  $31,805,825   $ 24,471,211   $18,809,877
Securities resecuritized......................           --    (17,842,015)           --
Securities retained...........................   11,524,279     22,346,212     5,184,816
Sales.........................................           --             --    (4,953,937)
Remittances...................................   (1,691,237)    (2,395,473)   (1,561,191)
Investment income.............................    3,174,214      4,325,890     2,941,646
Impairment adjustment.........................   (7,471,494)            --            --
Fair market value adjustments.................   (5,377,502)       900,000     4,050,000
                                                -----------   ------------   -----------
Carrying value, end of year...................  $31,964,085   $ 31,805,825   $24,471,211
                                                ===========   ============   ===========

    The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. During the year ended September 30, 2000, the actual loss severity and default rates increased over historical rates which had previously been used to estimate the fair value of the residuals. Accordingly, the Company adjusted its assumptions based on the actual historical performance and

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES expectations of future performance of the loan pools. The assumptions used for valuing the residual certificates as of September 30, 2000 were as follows:

Prepayment rates......................................       11%          --        18%
Default rate..........................................      1.4%          --       4.1%
Loss severity.........................................       28%          --        44%
Discount rate.........................................       11%          --        12%

    The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of stockholders' equity. During the year ended
September 30, 2000, the Company determined that certain "available-for-sale" residuals had other than temporary declines in value. Accordingly, the carrying value of the securities was decreased by approximately $7,471,000, representing the amount permanently impaired. This amount has been recorded in the statement of operations as gains (losses) on investments, net. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities.

    During the year ended September 30, 1999, the Company participated in a resecuritization of certain of its residual interests. The carrying value of the residual interests that were contributed by the Company was $17,842,015. The residual interests were restructured and a class was created, which was assigned a credit rating. The following individual investments (excluding U.S. government bonds) held by the Company at September 30, 2000 and 1999, were in excess of ten percent of stockholders' equity.

                                                               CARRYING
                           ISSUER                               AMOUNT
                           ------                             -----------
2000
  Mortgage- and asset-backed securities:
    Metropolitan Asset Funding, Inc.........................  $51,510,630
    Metropolitan Mortgage Funding, Inc......................   28,992,110
    GreenTree Home Improvement..............................   23,499,690
    Metropolitan Trust I....................................   22,388,712
    Conseco Finance.........................................   13,155,360
    Conti Mortgage Home Equity..............................   11,996,800
    Saxon Asset Securities Trust............................    8,924,048
    Merrill Lynch Mortgage..................................    6,176,100
    Secured Principal Trust.................................    6,135,634
    Oakwood Mortgage Investors, Inc.........................    5,463,900
    Pegasus Aviation Lease Securitization...................    5,314,061
  Koyah Leverage Partners partnership.......................    7,094,836

1999
  Mortgage- and asset-backed securities:
    Metropolitan Asset Funding, Inc.........................  $48,503,362
    GreenTree Home Improvement..............................   18,817,197
    Metropolitan Trust I....................................   18,470,966
    Conti Mortgage Home Equity..............................   14,849,053
    Saxen Asset Securities Trust............................    9,126,639

    The amortized costs and estimated market values of available-for-sale and held-to-maturity debt securities at September 30, 2000, by contractual maturity, are shown below. Expected maturities will differ

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            AMORTIZED      ESTIMATED
                                                               COST       MARKET VALUE
                                                           ------------   ------------
AVAILABLE-FOR-SALE DEBT SECURITIES:
  Due in one year or less................................  $  5,295,276   $  5,269,000
  Due after one year through five years..................     8,998,564      8,983,479
  Due after five years and through ten years.............    19,234,289     18,830,864
                                                           ------------   ------------
    Total non mortgage and asset-backed securities.......    33,528,129     33,083,343
  Mortgage- and asset-backed securities..................   191,753,290    166,937,759
                                                           ------------   ------------
                                                           $225,281,419   $200,021,102
                                                           ============   ============
HELD-TO-MATURITY DEBT SECURITIES:
  Due in one year or less................................  $         --   $         --
  Due after one year through five years..................    47,907,813     46,848,293
  Due after five years through ten years.................        72,774         74,292
                                                           ------------   ------------
    Total non mortgage and asset-backed securities.......    47,980,587     46,922,585
  Mortgage- and asset-backed securities..................    11,194,267     11,881,523
                                                           ------------   ------------
                                                           $ 59,174,854   $ 58,804,108
                                                           ============   ============

    The Company intends to maintain an available-for-sale portfolio which may be shifted between investments of differing types and maturities to attempt to maximize market returns without assuming unacceptable levels of credit risk.

3.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

    The following is a reconciliation of the face value of real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 2000 and 1999.

                                                       2000           1999
                                                   ------------   ------------
Face value of discounted receivables.............  $283,239,056   $438,837,770
Face value of originated receivables.............   125,008,656    104,080,881
Unrealized discounts, net of unamortized
  acquisition costs..............................   (13,948,973)   (13,416,777)
Accrued interest receivable......................     5,698,149     10,024,083
                                                   ------------   ------------
Carrying value...................................  $399,996,888   $539,525,957
                                                   ============   ============

    The originated receivables are collateralized primarily by first position liens and result from loans made by the Company, some of which were made to facilitate the sale of its repossessed property.

    At September 30, 2000, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $401,700,000 (98% of its total portfolio) and second or lower position liens of approximately $6,500,000 (2% of its total portfolio).

    Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. The Company's real estate contracts and mortgage notes receivable

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES at September 30, 2000 and 1999 are collateralized by property concentrated in the following geographic areas:

                                                                2000       1999
                                                              --------   --------
Pacific Northwest (Washington, Oregon, Idaho, Alaska and
  Montana)..................................................     31%        29%
Pacific Southwest (California, Arizona and Nevada)..........     26         22
Southwest (Texas and New Mexico)............................     12         13
Southeast (Florida, North Carolina, Georgia and South
  Carolina).................................................     11         11
North Atlantic (New York, New Jersey, Maryland,
  Pennsylvania, and Connecticut)............................      6          8
Other.......................................................     14         17
                                                                ---        ---
                                                                100%       100%
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

    The face value of the real estate contracts and mortgage notes receivable range principally from $15,000 to $300,000 and are grouped by the following dollar ranges:

                                                       2000           1999
                                                   ------------   ------------
Under $15,001....................................  $ 14,507,628   $ 23,642,684
$15,001 to $40,000...............................    75,085,417    122,736,795
$40,001 to $80,000...............................    99,559,696    147,626,046
$80,001 to $150,000..............................    84,956,151    115,545,605
Greater than $150,000............................   134,138,820    133,367,521
                                                   ------------   ------------
                                                   $408,247,712   $542,918,651
                                                   ============   ============

    At September 30, 2000, the Company had 98 receivables aggregating approximately $73,900,000, which had face values in excess of $300,000. No individual receivable is in excess of 1.4% of the total carrying value of real estate contracts and mortgage notes receivable.

    Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 2000 and 1999 are as follows:

                                                       2000           1999
                                                   ------------   ------------
Less than 8.00%..................................  $ 65,309,454   $ 69,156,085
8.00% to 8.99%...................................    80,357,914    114,742,912
9.00% to 9.99%...................................    76,215,719    132,866,299
10.00% to 10.99%.................................    92,516,104    149,748,690
11.00% to 11.99%.................................    40,454,984     36,724,112
12.00% to 12.99%.................................    28,278,674     21,806,435
13% or higher....................................    25,114,863     17,874,118
                                                   ------------   ------------
                                                   $408,247,712   $542,918,651
                                                   ============   ============

    Contractual interest rates for 93% of the face value of receivables fall within a range from 6% to 13% per annum, and less than 4% of the receivables are subject to variable interest rates. The weighted average

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES contractual interest rate on these receivables at September 30, 2000 and 1999 is approximately 9.5%. Maturity dates range from 2000 to 2030.

    The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $26,400,000 and $30,000,000 at September 30, 2000 and 1999, respectively.

    Whole loan sales of receivables with net carrying values of approximately $28,962,000, $55,656,000 and $26,759,000 were sold without recourse to various financial institutions resulting in a loss of approximately $693,000 during the year ended September 30, 2000 and gains of approximately $60,000 and $989,000 during the years ended September 30, 1999 and 1998, respectively.

    Aggregate amounts of contractual maturities of receivables at their face value are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
-------------
  2001......................................................  $ 23,149,609
  2002......................................................    13,639,894
  2003......................................................    25,830,601
  2004......................................................    26,724,193
  2005......................................................    22,186,089
  Thereafter................................................   296,717,326
                                                              ------------
                                                              $408,247,712
                                                              ============

    Actual repayments of receivables will likely differ from contractual amounts due to prepayments and defaults.

4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR SALE:

    The Company acquires certain real estate contracts and mortgage notes receivable which may ultimately be sold or securitized.

    The Company entered into securitization transactions during the years ended September 30, 2000, 1999 and 1998. The Company participates in these securitization transactions with its subsidiaries and affiliates. These receivables are structured in classes by credit rating and transferred to a trust, which sells mortgage-backed securities to third parties. These securitizations are recorded as sales of receivables and gains, net of transaction expenses, are recognized in the consolidated statements of operations as each class is sold.

    During the years ended September 30, 2000, 1999 and 1998, proceeds from securitization transactions were approximately $592,284,000, $530,040,000 and $167,809,000, respectively, and resulted in gains of approximately $14,596,000, $21,459,000 and $10,502,000, respectively. The gains realized during the years ended September 30, 2000, 1999 and 1998 included approximately $8,666,000, $6,591,000 and $2,463,000, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pool. At September 30, 2000, the Company had approximately $68 million in securitization prefunding. Since September 30, 2000, the Company has contributed $68 million of real estate receivables for proceeds of $68 million. The Company does not anticipate participating in any additional securitization during 2001.

    Of the receivables securitized, the Company has retained an investment in certain subordinate classes of the securities having an estimated fair value of approximately $112,793,000 and $106,521,000 at September 30, 2000 and 1999,
respectively.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

5.  REAL ESTATE HELD FOR SALE AND DEVELOPMENT:

    A detail of the Company's real estate held for sale and development by state as of September 30, 2000 is as follows:

                                        SINGLE-       MULTI-
                                        FAMILY        FAMILY
        STATE              LAND        DWELLING      DWELLING     COMMERCIAL    CONDOMINIUM      TOTAL
        -----           -----------   -----------   -----------   -----------   -----------   -----------
Alabama...............  $             $    79,746   $             $             $             $    79,746
Alaska................                     71,527                                   80,790        152,317
Arizona...............      397,530       610,437                                   64,900      1,072,867
Arkansas..............                    281,078                                                 281,078
California............      233,415       531,807                      42,619                     807,841
Colorado..............                    224,078                                                 224,078
Connecticut...........                     85,214                                                  85,214
Delaware..............                     56,000                                                  56,000
Florida...............      659,500       376,509                     194,746       42,000      1,272,755
Georgia...............       40,045                                                                40,045
Hawaii................                                                             631,057        631,057
Idaho.................                    119,400                                                 119,400
Illinois..............                    245,000                                                 245,000
Indiana...............                     37,883                                                  37,883
Louisiana.............                     23,062                                                  23,062
Maryland..............                    380,140                                  387,525        767,665
Michigan..............       30,994        50,600                      57,981                     139,575
Mississippi...........                     22,537                                                  22,537
Missouri..............       25,000        29,500                                                  54,500
Montana...............                     66,076                      42,643                     108,719
Nevada................                    257,219                                  115,529        372,748
New Hampshire.........                     98,000                                                  98,000
New Jersey............       39,015       189,811                                                 228,826
New Mexico............       47,318       571,947                     117,700                     736,965
New York..............      144,494       545,960        32,295     1,168,797                   1,891,546
North Carolina........                     68,500                                                  68,500
Ohio..................       58,068                                                                58,068
Oklahoma..............                    117,095                                                 117,095
Oregon................      157,689       189,472                     140,000                     487,161
Pennsylvania..........                    238,029        57,015                                   295,044
Rhode Island..........                                                 78,600                      78,600
South Carolina........                     88,200                      37,646                     125,846
Tennessee.............      237,228       237,228
Texas.................       56,597     1,031,793                     272,000       26,453      1,386,843
Utah..................      369,459                                                               369,459
Virginia..............                                  140,000                                   140,000
Washington............   39,770,061     3,137,971        88,825    18,047,958                  61,044,815
Wisconsin.............                    105,758                      26,712                     132,470
Wyoming...............       53,689                                                                53,689
                        -----------   -----------   -----------   -----------   ----------    -----------
Balances at
  September 30,
  2000................  $42,082,874   $10,167,577   $   318,135   $20,227,402   $1,348,254    $74,144,242
                        ===========   ===========   ===========   ===========   ==========    ===========
Balances at
  September 30,
  1999................  $43,123,212   $13,825,867   $    25,000   $26,491,744   $2,281,610    $85,747,433
                        ===========   ===========   ===========   ===========   ==========    ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    At September 30, 2000, the Company had approximately $56,500,000 invested in real estate development projects and approximately $402,000 in commitments for construction associated with these projects.

6.  ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS:

    The following is a summary of the changes in the allowance for losses on real estate assets for the years ended September 30, 2000, 1999 and 1998.

                                           2000           1999          1998
                                        -----------   ------------   -----------
Beginning balance.....................  $ 9,318,072   $ 11,000,618   $12,327,098
Provisions............................   11,855,691     10,675,560     6,199,297
Charge-offs...........................   (8,367,804)   (12,358,106)   (7,525,777)
                                        -----------   ------------   -----------
Ending balance........................  $12,805,959   $  9,318,072   $11,000,618
                                        ===========   ============   ===========

    The Company establishes an allowance for expected losses on real estate assets and periodically evaluates its reserves to determine their adequacy. During the year ended September 30, 2000, the Company adjusted its loss reserve assumptions based on historical experience. The increase in loss provisions reflects the changes in reserve assumptions.

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

    These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant yield on these receivables at September 30, 2000 and 1999 was approximately 9.44% and 9.39%, respectively. Maturity dates range from 2000 to 2026.

    The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 2000 and 1999.

                                                       2000           1999
                                                   ------------   ------------
Face value of receivables........................  $269,605,485   $266,442,653
Unrealized discounts, net of unamortized
  acquisition costs..............................   (84,973,474)   (91,734,813)
Allowance for losses.............................    (2,244,155)            --
                                                   ------------   ------------
Carrying value...................................  $182,387,856   $174,707,840
                                                   ============   ============

    During the year ended September 30, 2000, a loss allowance for other receivable investments was established as the Company began to originate finance leases. Additionally, the Company established a specific and general loss reserve on its investments in annuity and structured settlement cashflows as the industry has recently focused on State and Federal collection laws and their applicability to delinquent annuity and structured settlement payments.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    The following is an analysis of the allowance for losses on other receivable investments for the year ended September 30, 2000.

Beginning balance...........................................  $       --
  Provisions for losses.....................................   3,032,897
  Charge-offs...............................................    (788,742)
                                                              ----------
Ending balance..............................................  $2,244,155
                                                              ==========

    The carrying value of other receivable investments that were more than 90 days delinquent as of September 30, 2000 and September 30, 1999 was $5,006,000 and $4,295,000 respectively.

    During the years ended September 30, 2000, 1999 and 1998, the Company sold or securitized approximately $44,267,000, $47,067,000 and $31,623,000, respectively, of these receivables without recourse and recognized gains of approximately $2,162,000, $2,975,000 and $2,218,000, respectively.

    The following other receivable investments, by issuer, were in excess of ten percent of stockholders' equity at September 30, 2000 and 1999.

                                                               AGGREGATE
                                                               CARRYING
                           ISSUER                               AMOUNT
                           ------                             -----------
2000:
  WULA Trust Lotteries 99C..................................  $18,535,581
  California State Agency...................................   14,848,664
  Arizona State Agency......................................   12,905,621
  Colorado State Agency.....................................   11,157,136
  WULA Trust Lotteries 97B..................................   11,094,950
  New York State Agency.....................................    6,569,151
  Tri State Agency..........................................    6,416,619
  WULA Trust Lottery Loans 97B..............................    6,358,216
  New Jersey State Agency...................................    5,372,090
1999:
  WULA Trust Lotteries......................................  $28,952,903
  California State Agency...................................   19,438,773
  Met Trust Lotteries.......................................   18,793,835
  Arizona State Agency......................................   10,777,158
  Pennsylvania State Agency.................................    8,153,696
  New York State Agency.....................................    7,947,511
  Colorado State Agency.....................................    7,861,678

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Aggregate amounts of contractual maturities of other receivable investments to be received at their face values are approximately as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
-------------
  2001......................................................  $ 38,020,682
  2002......................................................    36,037,979
  2003......................................................    29,157,504
  2004......................................................    27,452,403
  2005......................................................    24,195,724
  Thereafter................................................   114,741,193
                                                              ------------
                                                              $269,605,485
                                                              ============

8.  DEFERRED COSTS:

    An analysis of deferred costs related to policy acquisition and debenture issuance for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                          POLICY       DEBENTURE
                                       ACQUISITION     ISSUANCE        TOTAL
                                       ------------   -----------   ------------
BALANCE AT SEPTEMBER 30, 1997........  $ 69,730,002   $ 2,773,093   $ 72,503,095
  Deferred during the year:
    Commissions......................     4,434,324     2,412,994      6,847,318
    Other expenses...................     3,002,859       374,760      3,377,619
                                       ------------   -----------   ------------
  Total deferred.....................    77,167,185     5,560,847     82,728,032
  Amortized during the year..........   (10,000,000)   (1,465,543)   (11,465,543)
                                       ------------   -----------   ------------
BALANCE AT SEPTEMBER 30, 1998........    67,167,185     4,095,304     71,262,489
  Deferred during the year:
    Commissions......................     3,134,166     1,418,480      4,552,646
    Other expenses...................     2,462,402       626,657      3,089,059
                                       ------------   -----------   ------------
  Total deferred.....................    72,763,753     6,140,441     78,904,194
  Amortized during the year..........   (11,000,000)   (1,564,608)   (12,564,608)
                                       ------------   -----------   ------------
BALANCE AT SEPTEMBER 30, 1999........  $ 61,763,753   $ 4,575,833   $ 66,339,586
  Deferred during the year:
    Commissions......................     5,610,077     3,827,228      9,437,305
    Other expenses...................     3,439,454       651,014      4,090,468
                                       ------------   -----------   ------------
  Total deferred.....................    70,813,284     9,054,075     79,867,359
  Amortized during the year..........   (12,600,000)   (1,970,870)   (14,570,870)
                                       ------------   -----------   ------------
BALANCE AT SEPTEMBER 30, 2000........  $ 58,213,284   $ 7,083,205   $ 65,296,489
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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

9.  LAND, BUILDINGS AND EQUIPMENT:

    Land, buildings, equipment and related accumulated depreciation at September 30, 2000 and 1999 consisted of the following (See Note 15):

                                                       2000           1999
                                                   ------------   ------------
Land.............................................  $  2,778,274   $  2,778,274
Buildings and improvements.......................    21,797,172     21,534,349
Furniture and equipment..........................    17,682,183     15,608,163
Equipment under lease............................     6,421,296             --
                                                   ------------   ------------
                                                     48,678,925     39,920,786
Less accumulated depreciation....................   (16,164,721)   (13,578,663)
                                                   ------------   ------------
                                                   $ 32,514,204   $ 26,342,123
                                                   ============   ============

10.  MORTGAGE SERVICING RIGHTS:

    The following is an analysis of the mortgage servicing rights activity for the years ended September 30, 2000, 1999 and 1998:

                                            2000          1999          1998
                                         -----------   -----------   -----------
Beginning balance......................  $10,898,621   $ 6,292,375   $ 5,767,607
Additions..............................    8,665,876     6,668,524     2,613,144
Amortization...........................   (3,435,964)   (2,062,278)   (2,088,376)
Valuation adjustments..................   (1,306,958)           --            --
                                         -----------   -----------   -----------
Ending balance.........................  $14,821,575   $10,898,621   $ 6,292,375
                                         ===========   ===========   ===========

    During the year ended September 30, 2000, the Company recorded a $1.3 million charge to operations to reflect a reduction in the fair value of mortgage servicing rights.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

11.  LIFE INSURANCE AND ANNUITY RESERVES:

    Life insurance and annuity reserves are based upon contractual amounts due to the policyholder, including credited interest. Annuity contract interest rates ranged from 4.65% to 10.25%, 4.45% to 9.85% and 4.35% to 9.85% during the years ended September 30, 2000, 1999 and 1998, respectively. Interest assumptions used to compute life insurance reserves ranged from 4.5% to 6.5% during each of the years ended September 30, 2000, 1999, and 1998.

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

    The following is a summary of reinsurance transactions ceded to OSL and other reinsurers as of and for the years ended September 30, 2000, 1999 and 1998:

                                                  DIRECT        CEDED TO     CEDED TO       NET
                                                  AMOUNT          OSL         OTHERS       AMOUNT
                                               ------------   ------------   --------   ------------
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
  2000:
  Insurance and annuity premiums.............  $202,911,484   $ 27,434,956   $316,978   $175,159,550
                                               ============   ============   ========   ============
  Insurance policy and annuity benefits......  $258,067,904   $ 18,743,525   $ 37,706   $239,286,673
                                               ============   ============   ========   ============
  Life insurance and annuity reserves........  $886,510,121   $111,217,445   $160,886   $775,131,790
                                               ============   ============   ========   ============
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
  1999:
  Insurance and annuity premiums.............  $140,403,612   $ 44,746,374   $329,399   $ 95,327,839
                                               ============   ============   ========   ============
  Insurance policy and annuity benefits......  $148,665,621   $  5,299,091   $152,233   $143,214,297
                                               ============   ============   ========   ============
  Life insurance and annuity reserves........  $893,144,042   $ 97,232,653   $167,334   $795,744,055
                                               ============   ============   ========   ============
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
  1998:
  Insurance and annuity premiums.............  $133,035,834   $ 25,448,538   $324,614   $107,262,682
                                               ============   ============   ========   ============
  Insurance policy and annuity benefits......  $179,731,513   $  2,863,010   $135,656   $176,732,847
                                               ============   ============   ========   ============
  Life insurance and annuity reserves........  $853,785,512   $ 52,787,226   $149,357   $800,848,929
                                               ============   ============   ========   ============

    The Company is contingently liable for claims on ceded life insurance business in the event the reinsuring companies do not meet their obligations under those reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

12.  GUARANTY FUND ASSESSMENTS:

    All states in which the Company's life insurance subsidiary operates have laws requiring solvent life insurance companies to pay assessments to protect the interests of policyholders of insolvent life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES premiums written by member insurers in the lines of business in which the insolvent insurer engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset.

    The net amounts expensed (recovered) by the Company's life insurance subsidiary for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 2000, 1999 and 1998 were approximately $773,000, $(942,000) and $149,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1988 through 1998. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1998 will be material to its financial condition or results of operations. At
September 30, 2000, the amount of estimated future guaranty fund assessments of approximately $2,108,000 has been recorded.

13.  DEBENTURE BONDS:

    The Company has registered $100,000,000 of Series III Debenture Bonds, of which a face amount of approximately $42,146,000 was unissued at September 30, 2000. This current registration expires on January 31, 2001. Additionally, in December 1999, the Company successfully completed a $25 million publicly traded note offering listed with the Pacific Exchange. With the issuance of the publicly traded notes, the Company is no longer subject to the State of Washington regulations that limits the amount of debt securities that debenture companies can issue.

    At September 30, 2000 and 1999, debenture bonds consisted of the following:

              ANNUAL INTEREST RATES                    2000           1999
              ---------------------                ------------   ------------
6% to 7%.........................................  $  7,097,000   $  9,530,000
7% to 8%.........................................    41,054,000     40,541,000
8% to 9%.........................................   108,497,000    124,327,000
9% to 10%........................................    62,570,000      1,765,000
10% to 11%.......................................         9,000         76,000
                                                   ------------   ------------
                                                    219,227,000    176,239,000
Compound and accrued interest....................    19,607,850     22,649,779
                                                   ------------   ------------
                                                   $238,834,850   $198,888,779
                                                   ============   ============

    The weighted-average interest rate on outstanding debentures was approximately 8.2% and 8.0% at September 30, 2000 and 1999.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Debenture bonds (including principal and compound and accrued interest) mature as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
------------------
  2001......................................................  $ 15,092,850
  2002......................................................    32,672,000
  2003......................................................    37,231,000
  2004......................................................    37,071,000
  2005......................................................    95,994,000
  Thereafter................................................    20,774,000
                                                              ------------
                                                              $238,834,850
                                                              ============

14.  ADVANCES UNDER LINE OF CREDIT:

    The Company had a nonrecourse committed facility with Banc of America Securities LLC in the authorized amount of $50,000,000, with interest at the London Interbank Offered Rate plus 1%, which matured on November 2, 2000. The amount advanced at September 30, 2000 of $7,805,520, including accrued interest at 8.62%, was collateralized by real estate contracts and mortgage notes receivable held for sale with a carrying value of approximately $8,215,000. The line-of-credit agreement contained certain financial tests, including a minimum net worth and a maximum debt to net worth ratio. Violation of these tests is an event of default under the agreement. As of September 30, 2000, the Company failed to maintain the required levels. The Company paid off the remaining line-of-credit balance at maturity.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

15.  DEBT PAYABLE:

    At September 30, 2000 and 1999, debt payable consisted of the following:

                                                        2000          1999
                                                     -----------   -----------
Note payable to Federal Home Loan Bank of Seattle,
  interest rates ranging from 6.95% to 7.48%;
  maturity dates ranging from October 2000 to
  March 2015; collateralized by $78,900,000 of
  mortgage-backed securities.......................  $23,500,000
Note payable to Federal Home Loan Bank of Seattle,
  interest rates ranging from 5.39% to 5.42% per
  annum; due October 25, 1999; collateralized by
  $41,250,000 of mortgage-backed securities........                $33,000,000
Note payable to Summit Securities, Inc., interest
  at 11.0% per annum; due on June 30, 2000;
  collateralized by $12,500,000 in structured
  settlement agreements............................           --    10,000,000
Note payable to IDS Life Insurance Company,
  interest at 7.04% per annum; due August 1, 2019;
  collateralized by Metropolitan Financial Center
  located in Spokane, Washington...................   11,785,875    11,970,474
Note payable to Old Standard Life Insurance
  Company, interest at 10.5% per annum; due
  June 30, 2005; collateralized by commercial land
  located in Pasco, Washington.....................    4,500,000            --
Note payable to Old Standard Life Insurance
  Company, interest at 10.5% per annum; due May 3,
  2004; collateralized by Beach House restaurant
  located in Kauai, Hawaii.........................           --     2,507,289
Real estate contracts and mortgage notes payable,
  interest rates ranging from 5.0% to 11.6%, due in
  installments through 2026; collateralized by
  senior liens on certain of the Company's real
  estate contracts, mortgage notes and real estate
  held for sale....................................    1,759,137     1,877,056
Reverse repurchase agreement with Bear Stearns,
  interest at 5.33% per annum; due on October 13,
  1999; collateralized by $10,000,000 in U.S.
  Treasury bonds...................................           --    10,000,000
Reverse repurchase agreement with Seattle
  Northwest, interest at 5.35% per annum; due on
  October 13, 1999; collateralized by $5,000,000
  in U.S. Treasury bonds...........................           --     4,962,500
Accrued interest payable...........................      161,051       119,281
                                                     -----------   -----------
                                                     $41,706,063   $74,436,600
                                                     ===========   ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Aggregate amounts of principal and accrued interest payments due on debt payable are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
------------------
  2001......................................................  $ 2,232,000
  2002......................................................      348,965
  2003......................................................      463,050
  2004......................................................      387,584
  2005......................................................   13,014,621
  Thereafter................................................   25,259,843
                                                              -----------
                                                              $41,706,063
                                                              ===========

16.  INCOME TAXES:

    The Company files a consolidated federal income tax return with all of its subsidiaries.

    The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2000 and 1999 are as follows:

                                                               2000
                                                    --------------------------
                                                       ASSETS      LIABILITIES
                                                    ------------   -----------
Net operating loss carryforwards..................  $ 13,730,808
Life insurance and annuity reserves...............     5,829,985
Investments marked to market......................     8,670,826
Allowance for losses on real estate assets........     3,380,093
Tax credit carryforwards..........................     2,240,403
Allowances for repossessed real estate............       545,395
Guaranty fund liability...........................       737,965
Accrued vacation..................................       472,811
Deferred policy acquisition costs.................                 $19,450,580
Contract acquisition costs and discount yield
  recognition.....................................                   4,303,691
Office properties and equipment...................                   1,842,945
Other investments.................................                     921,738
Other.............................................                     223,176
Valuation allowance...............................   (14,000,000)
                                                    ------------   -----------
Total deferred income taxes.......................  $ 21,608,286   $26,742,130
                                                    ============   ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                                                               1999
                                                    --------------------------
                                                       ASSETS      LIABILITIES
                                                    ------------   -----------
Net operating loss carryforwards..................  $ 19,728,062
Life insurance and annuity reserves...............     3,770,836
Investments marked to market......................     1,795,096
Allowance for losses on real estate assets........     2,703,023
Tax credit carryforwards..........................     2,118,023
Allowances for repossessed real estate............       835,484
Guaranty fund liability...........................       799,174
Deferred policy acquisition costs.................                 $20,839,362
Contract acquisition costs and discount yield
  recognition.....................................                   9,323,459
Office properties and equipment...................                   1,854,704
Other.............................................       324,533
Valuation allowance...............................   (14,000,000)
                                                    ------------   -----------
Total deferred income taxes.......................  $ 18,074,231   $32,017,525
                                                    ============   ===========

    Following is a reconciliation of the provision for income taxes to an amount as computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 2000, 1999 and 1998:

                                                   2000                        1999                        1998
                                          ----------------------      -----------------------      ---------------------
Federal income taxes at statutory
  rate..............................      $(4,092,063)     35%        $  1,405,495       35 %      $5,415,475      34%
Loss carryforwards generated from
  investments.......................                                   (13,997,187)    (348)
State taxes and other...............           (1,233)     --               14,245       --            59,941      --
                                          -----------      --         ------------     ----        ----------      --
Income tax (benefit) provision......      $(4,093,296)     35%        $(12,577,447)    (313)%      $5,475,416      34%
                                          ===========      ==         ============     ====        ==========      ==

    During the year ended September 30, 1999, the Company implemented an investment strategy that generated losses, which were used to offset certain taxable temporary differences. The Company has provided a valuation allowance for certain of its deferred tax assets due to uncertainty of recoverability.

    The components of the income tax provision (benefit) for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                            2000           1999          1998
                                         -----------   ------------   ----------
Current................................  $   346,505   $ (5,398,149)  $4,780,142
Deferred...............................   (4,439,801)    (7,179,298)     695,274
                                         -----------   ------------   ----------
                                         $(4,093,296)  $(12,577,447)  $5,475,416
                                         ===========   ============   ==========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    At September 30, 2000, the Company and its subsidiaries had unused net operating loss carryforwards, for income tax purposes, as follows:

                                                                  NET
                                                               OPERATING
EXPIRING IN                                                     LOSSES
-----------                                                   -----------
  2005......................................................  $ 3,670,384
  2006......................................................    6,651,884
  2007......................................................      945,516
  2018......................................................   14,235,110
  2019......................................................   13,727,985
                                                              -----------
                                                              $39,230,879
                                                              ===========

    At September 30, 2000, the Company has alternative minimum tax credits of approximately $1,574,000 and general business tax credit carryforwards of approximately $666,000 available to reduce regular income taxes payable. The general business tax credit carryforwards begin to expire in 2004.

17.  COMMITMENTS AND CONTINGENCIES:

    The company leases equipment under operating leases with remaining lives on most leases ranging from six months to 4 years. Aggregate rental expense paid for all operating leases for the three years ended September 30, 2000, 1999, and 1998 was $1,116,006, $690,577 and $427,809, respectively. As of September 30,
2000, future minimum rental payments under noncancelable operating leases for equipment consisted of the following:

FISCAL YEAR ENDING
SEPTEMBER 30,
------------------
  2001......................................................  $  967,127
  2002......................................................     761,881
  2003......................................................     416,524
  2004......................................................      44,720
                                                              ----------
                                                              $2,190,252
                                                              ==========

    Self-Insurance--During fiscal 2000, the Company began self-insuring for certain losses relating to employee medical benefits. The Company has purchased stop-loss coverage that limits its exposure on individual claims to $75,000. Accrual of self-insured losses are based upon the Company's historical experience.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

18.  STOCKHOLDERS' EQUITY:

    A summary of preferred and common shares at September 30, 2000 and 1999 is as follows:

                                              ISSUED AND OUTSTANDING SHARES
                                    -------------------------------------------------
                                             2000                      1999
                       AUTHORIZED   -----------------------   -----------------------
                         SHARES      SHARES       AMOUNT       SHARES       AMOUNT
                       ----------   ---------   -----------   ---------   -----------
Preferred Stock
  Series A...........    750,000           --   $        --          --   $        --
  Series B...........    200,000           --            --          --            --
  Series C...........  1,000,000      342,289     3,422,895     373,052     3,730,517
  Series D...........  1,375,000      456,418     4,564,184     539,058     5,390,581
  Series E...........  5,000,000    1,030,400    10,304,004     997,820     9,978,196
                       ---------    ---------   -----------   ---------   -----------
                       8,325,000    1,829,107   $18,291,083   1,909,930   $19,099,294
                       ---------    ---------   -----------   ---------   -----------
Common Stock
  Class A............        222           97   $   218,250         129   $   291,167
  Class B............        222           --            --          --            --
                       ---------    ---------   -----------   ---------   -----------
                             444           97   $   218,250         129   $   291,167
                       ---------    ---------   -----------   ---------   -----------
Subordinate Preferred
  Stock..............  1,000,000           --   $        --          --   $        --
                       ---------    ---------   -----------   ---------   -----------

    The Series E preferred stock has been issued in the following sub-series:

                                            ISSUED AND OUTSTANDING SHARES
                                   -----------------------------------------------
                                            2000                     1999
                                   -----------------------   ---------------------
                                    SHARES       AMOUNT       SHARES      AMOUNT
                                   ---------   -----------   --------   ----------
Series E-1.......................    539,141   $ 5,391,410   620,095    $6,200,949
Series E-2.......................     41,920       419,199    42,283       422,836
Series E-3.......................    101,528     1,015,284   101,130     1,011,298
Series E-4.......................     58,341       583,407    58,413       584,127
Series E-5.......................     12,497       124,963    12,512       125,121
Series E-6.......................     89,576       895,769    89,761       897,609
Series E-7.......................    187,397     1,873,972    73,626       736,256
                                   ---------   -----------   -------    ----------
                                   1,030,400   $10,304,004   997,820    $9,978,196
                                   =========   ===========   =======    ==========

  PREFERRED STOCK

    Series A preferred stock has a par value of $1 per share, is cumulative and the holders thereof are entitled to receive dividends at the annual rate of 8.5%. Series B preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at the annual rate of two percentage points over the rate payable on six-month U.S. Treasury Bills as determined by the Treasury Bill auction last preceding the monthly dividend declaration. Series C, D and E-1 preferred stock are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the highest of the "Treasury Bill Rate," the "Ten Year Constant Maturity Rate" or the "Twenty Year Constant Maturity Rate"

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES determined immediately prior to the declaration date. The Board of Directors may, at its sole option, declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum. Series E-2, E-3, E-4, E-5, E-6 and E-7 preferred stock are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate of one-half of one percent more than the rate in effect for the E-1 series; however, dividends shall be no less than 6% or greater than 14% per annum.

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

  SUBORDINATE PREFERRED STOCK

    Subordinate preferred shares, no par value, shall be entitled to receive dividends as authorized by the Board of Directors, provided that such dividend rights are subordinate and junior to all series of preferred stock. Subordinate preferred shares shall be entitled to distributions in liquidation in such priority as established by the Board of Directors prior to the issuance of any such shares. These liquidation rights shall at all times be subordinate and junior to all series of preferred stock. At September 30, 2000 and 1999, no subordinate preferred stock had been issued.

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

    Dividend restrictions are imposed by regulatory authorities on the insurance subsidiary in which the Company has a 96.5% or greater stock ownership interest. These restrictions are limited to the unassigned statutory surplus, reduced by any unrealized capital gains, of the insurance subsidiary which netted approximately $11,934,000 at September 30, 2000 (see Note 19).

19.  STATUTORY ACCOUNTING:

    The Company's life insurance subsidiary is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Selected statutory and GAAP

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES financial statement balances for the life insurance subsidiary as of and for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                     STATUTORY        GAAP
                                                    -----------   ------------
Capital and surplus and stockholders' equity:
  2000............................................  $61,444,898   $ 96,429,569
  1999............................................   58,438,906    100,420,235
  1998............................................   50,893,450     89,617,766

Net income:
  2000............................................  $ 5,385,593   $  3,689,085
  1999............................................    6,034,832     11,565,311
  1998............................................    2,651,629      3,576,495

Unassigned statutory surplus and retained
  earnings:
  2000............................................  $14,489,898   $ 49,474,569
  1999............................................   11,483,906     53,475,235
  1998............................................    7,738,450     46,462,766

    Under applicable Washington State Insurance laws and regulations, the Company's life insurance subsidiary is required to maintain minimum levels of surplus, determined in accordance with statutory accounting practices, in the aggregate amount of $150,000. The Revised Code of Washington defines surplus as "the excess of statutory assets over statutory liabilities, accounting for the par value of capital stock as a liability." At September 30, 2000, the Company's life insurance subsidiary was in compliance with this requirement.

    The National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Company has not estimated the potential effect of the Codification guidance.

    The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The estimated RBC measure of the insurance subsidiary at September 30, 2000 was above the minimum standards.

20.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

    The following table summarizes interest costs, net of amounts capitalized and income taxes paid (refunded) during the years ended September 30, 2000, 1999 and 1998:

                                           2000          1999          1998
                                        -----------   -----------   -----------
Interest, net of amounts
  capitalized.........................  $32,135,073   $22,655,533   $22,704,300
Income taxes paid (received)..........   (1,369,430)     (222,159)    5,060,178

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Non-cash investing and financing activities of the Company during the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Loans to facilitate the sale of real estate held......  $10,814,668   $ 7,575,241   $10,864,127
Loans to facilitate the sale of other receivable
  investments.........................................   10,900,800
Transfers between annuity products....................   85,116,027    34,371,559    41,954,744
Real estate held for sale and development acquired
  through foreclosure.................................   19,886,147    26,224,220    27,048,940
Assumption of other debt payable in connection with
  the acquisition of real estate contracts and
  mortgage notes......................................      301,069       530,233       690,093
Change in net unrealized (losses) gains on
  investments, net....................................   (8,075,083)   (2,958,104)     (413,450)
Transfer of investments from trading portfolio to
  available-for-sale portfolio........................           --    46,316,206            --

21.  BUSINESS SEGMENT REPORTING:

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Information about the Company's separate business segments and in total as of and for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                        PROPERTY     INTERSEGMENT
                          INVESTING      INSURANCE     DEVELOPMENT    ELIMINATION        TOTAL
                         ------------   ------------   -----------   -------------   --------------
SEPTEMBER 30, 2000:
  Revenues.............  $ 68,337,656   $100,731,881   $11,371,595   $  (9,019,340)  $  171,421,792
  Income (loss) from
    operations.........   (15,311,432)     2,717,529       902,296                      (11,691,607)
  Identifiable assets,
    net................   327,088,223    904,086,738    57,138,351    (146,759,005)   1,141,554,307
  Depreciation and
    amortization.......     3,635,404        335,511     1,150,600                        5,121,515
  Capital
    expenditures.......     8,625,757        198,612                                      8,824,369

SEPTEMBER 30, 1999:
  Revenues.............  $ 63,119,408   $ 95,541,952   $17,521,219   $ (11,174,369)  $  165,008,210
  Income (loss) from
    operations.........     4,956,942        661,264    (1,602,514)                       4,015,692
  Identifiable assets,
    net................   389,165,927    947,774,901    62,746,457    (168,730,766)   1,230,956,519
  Depreciation and
    amortization.......     2,279,849        517,543     2,556,325                        5,353,717
  Capital
    expenditures.......     2,112,303        102,116                                      2,214,419

SEPTEMBER 30, 1998:
  Revenues.............  $ 55,047,900   $ 94,165,894   $17,051,189   $ (10,450,328)  $  155,814,655
  Income (loss) from
    operations.........    11,890,255      6,062,643    (2,025,031)                      15,927,867
  Identifiable assets,
    net................   408,340,047    944,943,849    66,876,206    (193,495,321)   1,226,664,781
  Depreciation and
    amortization.......     2,022,965        303,028     2,170,670                        4,496,663
  Capital
    expenditures.......    17,957,462         76,377         6,125                       18,039,964

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

22.  RELATED-PARTY TRANSACTIONS:

    During the years ended September 30, 2000, 1999 and 1998, the Company had the following related-party transactions with Summit Securities, Inc. ("Summit") and other affiliates due to common control of C. Paul Sandifur, Jr.

                                           2000          1999          1998
                                        -----------   -----------   -----------
Real estate contracts and mortgage
  notes receivable and other
  receivable investments sold to
  Summit, OSL and Old West Annuity &
  Life Insurance Company ("OWAL").....  $32,874,576   $47,063,832   $36,268,548

Contract acquisition costs charged to
  Summit, OSL and OWAL on sale of real
  estate contracts and mortgage notes
  receivable and other receivable
  investments, including management
  underwriting fees...................      111,090       395,856       899,999

Real estate contracts and mortgage
  notes receivable and other
  receivable investments purchased
  from Summit or its affiliates.......    8,910,886    56,587,031     9,350,960

Sale of residual interest in
  securitization to Summit............    1,196,701

Direct reinsurance premiums ceded to
  OSL.................................   27,434,956    44,746,374    25,448,538

Annuity servicing fees charged to
  OSL.................................      374,964       331,202       126,134

Ceding commissions charged to OSL.....    1,479,000     2,300,000     1,600,000

Service fees paid to Summit Property
  Development.........................    1,974,994     1,911,112     1,844,026

Commissions and service fees paid to
  Metropolitan Investment Securities,
  Inc.................................    4,717,219     1,786,408     2,448,075

Dividends paid to Summit on stock
  investments.........................      217,067       207,589       214,354

Servicing and collection fees charged
  by Metwest to Summit and its
  affiliates..........................      403,573       490,726       500,832

Administrative services charged by
  Metropolitan to Summit and its
  affiliates..........................      480,682       662,274       390,168

Net change in notes payable to Summit
  and OSL.............................   (8,007,289)    9,947,289     2,560,000

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                                           2000          1999          1998
                                        -----------   -----------   -----------
Net change in notes receivable from
  Summit..............................   10,900,800            --            --

Interest paid on notes payable to
  Summit and OSL......................    1,190,359       734,126        80,028

    At September 30, 2000 and 1999, the Company had net receivables due from affiliates of $50,229 and $289,810, respectively. At September 30, 2000, the outstanding note receivable from Summit was $10,900,800. At September 30, 2000 and 1999, the outstanding note payable balance to Summit was $4,500,000 and $12,507,289, respectively.

    The Company provides management, receivable acquisition and receivable collections services to Summit, OSL and OWAL for a fee pursuant to the terms of the Management, Receivable Acquisition and Servicing Agreement. The receivable acquisition fees are based upon yield requirements established by management of Summit, OSL and OWAL. The Company charges, as its receivable acquisition service fee, the difference between the yield requirement and the yield which Summit, OSL and OWAL actually negotiated when the receivable is acquired. During the years ended September 30, 2000, 1999 and 1998, the Company received service fees for receivable acquisition from Summit, OSL and OWAL of approximately $111,000, $396,000 and $900,000, respectively. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice.

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

    The Company provides accounting, data processing, contract servicing and other administrative services to Summit, OSL and OWAL. Charges for these services were approximately $884,000, $1,153,000 and $891,000 in the years ended September 30, 2000, 1999 and 1998. During the year ended September 30, 2000, the Company entered into an agreement with Summit, OSL and OWAL to change from a calculated service fee to a cost sharing arrangement. Other indirect services provided to these companies, such as management and regulatory compliance, were not directly charged.

    Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of its affiliates and its subsidiaries.

    Summit Property Development, Inc., a wholly owned subsidiary of Summit, provides real estate development services to the Company for a fee. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. The fees charged to the Company for these services were approximately $1,975,000, $1,911,000 and $1,844,000 during the years ended September 30, 2000, 1999 and 1998, respectively.

    MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Metropolitan and of Summit. MIS charges commissions ranging from .25% to .6% of the face value of the security sold. The commission rate depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES investment. Commissions and service fees charged to the Company during the years ended September 30, 2000, 1999 and 1998 were approximately $4,717,000, $1,786,000 and $2,448,000, respectively.

    Western has entered into a reinsurance agreement with OSL, which became effective July 1, 1998 and remained in effect at September 30, 2000. Under this agreement, Western reinsured with Old Standard 75% of the risk on certain annuity products. Western received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $1.5 million, $2.3 million and $1.6 million during the years ended September 30, 2000, 1999 and 1998, respectively.

    The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. Western receives a fee from OSL for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

    During the year ended September 30, 2000, the Company sold a participation in certain structured settlement and lease equipment receivables to Summit at estimated fair value. Proceeds from the structured settlement sale of $8,068,000 resulted in a gain of $1,626,000 while proceeds from the lease equipment receivable sale of $5,542,000 resulted in a gain of $446,000. The proceeds were financed in part by a $10,900,800 note receivable with the participated receivables pledged as collateral.

    Additionally, during the year ended September 30, 2000, the Company sold an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii to Summit at estimated fair value using a discount rate of 12%. The proceeds of $13.2 million resulted in a gain of $10.7 million.

23.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

    The estimated fair values of the following financial instruments as of September 30, 2000 and 1999 are as follows:

                                                               2000
                                                     -------------------------
                                                      CARRYING
                                                       AMOUNTS     FAIR VALUE
                                                     -----------   -----------
Financial assets:
  Cash and cash equivalents........................  $ 2,664,035   $ 2,664,035
  Investments:
    Trading securities.............................   61,052,838    61,052,838
    Available-for-sale securities..................  204,081,643   204,081,643
    Held-to-maturity securities....................   59,415,992    59,045,232
  Real estate contracts and mortgage notes
    receivable (including futures contracts used
    for hedging purposes)..........................  394,298,739   406,007,240
  Other receivable investments.....................  184,632,011   178,835,578
  Mortgage servicing rights........................   14,821,575    15,409,293

Financial liabilities:
  Life insurance and annuity reserves..............  775,131,790   775,131,790
  Debenture bonds--principal and compound
    interest.......................................  235,894,640   232,401,512
  Debt payable--principal..........................   41,545,012    42,121,474
  Advances under line of credit....................    7,805,520     7,805,520

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                                                               1999
                                                     -------------------------
                                                      CARRYING
                                                       AMOUNTS     FAIR VALUE
                                                     -----------   -----------
Financial assets:
  Cash and cash equivalents........................  $20,406,837   $20,406,837
  Investments:
    Trading securities.............................   45,013,522    45,013,522
    Available-for-sale securities..................  156,263,086   156,263,086
    Held-to-maturity securities....................   66,441,407    65,259,835
  Real estate contracts and mortgage notes
    receivable (including futures contracts used
    for hedging purposes)..........................  529,501,874   537,910,651
  Other receivable investments.....................  174,707,840   179,870,173
  Mortgage servicing rights........................   10,898,621    10,898,621

Financial liabilities:
  Life insurance and annuity reserves..............  795,744,055   795,744,055
  Debenture bonds--principal and compound
    interest.......................................  196,125,748   202,421,385
  Debt payable--principal..........................   74,317,319    74,721,376
  Advances under line of credit....................   62,908,030    62,908,030

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

24.  EMPLOYEE BENEFIT PLANS:

    The Company sponsors a Retirement Savings Plan (the "Plan"), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 18 upon completion of six months of service in which he or she has completed 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages.

    Prior to January 1, 1999, if the Employer had a net profit for the fiscal year ending within a calendar year, a match equal to 50% of pre-tax contributions up to 6% of the participant's compensation, was credited to the account of each active participant on December 31. Effective January 1, 1999, the plan was amended to modify the employer match to a discretionary matching contribution equal to a uniform percentage of the amount of the participant contribution, up to 6% of the participant's annual compensation. The uniform percentage is to be determined annually by the Company. The Employer may also make an additional discretionary contribution during any plan year. The Company's contributions to the Plan were approximately $450,000, $354,000 and $224,000 during the years ended September 30, 2000, 1999 and 1998, respectively.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

25.  PARENT COMPANY ONLY FINANCIAL STATEMENTS:

    The condensed balance sheets of Metropolitan Mortgage & Securities
Co., Inc. ("Metropolitan" or the "parent company") at September 30, 2000 and 1999 are as follows:

                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS

Cash and cash equivalents...................................  $  1,034,901   $  8,927,795
Investments.................................................    39,754,822     40,949,401
Real estate contracts and mortgage notes receivable and
  other receivable investments, net.........................    75,864,626    138,517,808
Real estate held for sale and development, net..............    40,793,354     47,446,952
Allowance for losses on real estate assets and other
  receivable investments....................................    (6,011,459)    (5,238,662)
Equity in subsidiary companies..............................   126,139,736    122,257,341
Land, buildings and equipment, net..........................    23,404,491     23,652,322
Prepaid expenses and other assets, net......................    28,638,863     25,459,326
Accounts and notes receivable, net..........................     1,280,055      1,264,047
Receivables from affiliates.................................    33,792,253      8,018,740
                                                              ------------   ------------
  Total assets..............................................  $364,691,642   $411,255,070
                                                              ============   ============

                        LIABILITIES

Debenture bonds and accrued interest........................  $238,834,850   $198,888,779
Advances under line of credit...............................     7,805,520     62,908,030
Debt payable................................................    37,256,822     53,023,521
Accounts payable and accrued expenses.......................     7,557,657      5,026,509
Deferred underwriting fee income............................    16,379,205     19,703,768
                                                              ------------   ------------
  Total liabilities.........................................   307,834,054    339,550,607
                                                              ------------   ------------

                    STOCKHOLDERS' EQUITY

Preferred stock, $10 par (liquidation preference,
  $62,504,429 and $53,094,517, respectively)................    18,291,083     19,099,294
Common stock, Class A, $2,250 par...........................       218,250        291,167
Additional paid-in capital..................................    32,264,380     22,522,036
Accumulated other comprehensive loss........................   (11,713,806)    (3,638,723)
Retained earnings...........................................    17,797,681     33,430,689
                                                              ------------   ------------
  Total stockholders' equity................................    56,857,588     71,704,463
                                                              ------------   ------------
  Total liabilities and stockholders' equity................  $364,691,642   $411,255,070
                                                              ============   ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Metropolitan's condensed statements of operations for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                            2000          1999          1998
                                                        ------------   -----------   -----------
Revenues:
  Interest and earned discounts.......................  $ 22,770,464   $21,268,991   $17,587,674
  Fees, commissions, service and other income.........    11,087,452    18,052,107    18,638,026
  Real estate sales...................................    11,656,536    18,210,587    17,822,870
  Net gains on investments and receivables............    15,530,417    15,200,505    14,194,350
                                                        ------------   -----------   -----------
    Total revenues....................................    61,044,869    72,732,190    68,242,920

Expenses:
  Interest, net.......................................    29,867,377    24,216,315    20,818,307
  Cost of real estate sold............................    14,334,711    17,498,561    17,298,334
  Provision for losses on real estate assets..........     3,361,038     5,101,553     4,041,334
  Reduction in valuation of mortgage servicing
    rights............................................     1,306,958            --            --
  Salaries and employee benefits......................    18,602,278    17,396,221    14,413,335
  Other operating expenses............................     8,686,250     6,074,452     4,249,390
                                                        ------------   -----------   -----------
    Total expenses....................................    76,158,612    70,287,102    60,820,700

Income (loss) from operations before income taxes and
  equity in net income of subsidiaries................   (15,113,743)    2,445,088     7,422,220
Income tax benefit (provision)........................     5,298,525     1,928,823    (2,578,267)
                                                        ------------   -----------   -----------
Income before equity in net income of subsidiaries....    (9,815,218)    4,373,911     4,843,953
Equity in net income of subsidiaries..................     2,213,865    11,901,228     5,482,750
                                                        ------------   -----------   -----------
Net income (loss).....................................  $ (7,601,353)  $16,275,139   $10,326,703
                                                        ============   ===========   ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

Metropolitan's condensed statements of cash flows for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                       2000            1999            1998
                                                   -------------   -------------   -------------
Cash flows from operating activities:
  Net income (loss)..............................  $  (7,601,353)  $  16,275,139   $  10,326,703
  Adjustments to reconcile net income (loss) to
    net cash from operating activities...........    (13,052,632)    (53,714,289)    (15,202,478)
                                                   -------------   -------------   -------------
      Net cash used by operating activities......    (20,653,985)    (37,439,150)     (4,875,775)
                                                   -------------   -------------   -------------

Cash flows from investing activities:
  Proceeds from sale of capital assets...........             --       3,480,000              --
  Principal payments on real estate contracts and
    mortgage notes receivable and other
    receivable investments.......................     26,761,779      32,086,911      26,532,257
  Proceeds from sales of real estate contracts
    and mortgage notes receivable and other
    receivable investments.......................    487,664,348     559,410,863     208,388,900
  Acquisition of real estate contracts and
    mortgage notes and other receivable
    investments..................................   (424,071,180)   (511,368,761)   (362,448,218)
  Proceeds from real estate sales................      6,656,536      10,635,346       6,958,743
  Proceeds from sales of investments.............      2,851,755       4,442,432       1,094,788
  Proceeds from maturities of investments........      2,853,094       7,477,003         922,309
  Purchase of investments........................    (16,996,755)    (11,269,236)       (888,713)
  Additions to real estate held for sale and
    development..................................     (6,446,107)     (9,180,011)    (11,814,327)
  Retained mortgage servicing rights.............     (8,665,876)     (6,668,524)     (2,613,144)
  Capital expenditures...........................     (1,234,890)     (1,944,699)    (17,879,532)
  Net change in investment in and advances to
    subsidiaries.................................    (29,458,909)     (2,639,065)     20,195,480
                                                   -------------   -------------   -------------
      Net cash from (used by) investing
        activities...............................     39,913,795      74,462,259    (131,551,457)
                                                   -------------   -------------   -------------

Cash flows from financing activities:
  Net borrowings from (repayments to) banks and
    others.......................................    (70,970,199)    (32,022,736)    122,527,855
  Issuance of debenture bonds....................     96,583,832      46,399,862      65,048,869
  Issuance of preferred stock....................     10,959,491       4,681,277       2,027,737
  Repayment of debenture bonds...................    (53,595,898)    (45,434,440)    (48,944,640)
  Cash dividends.................................     (4,837,100)     (3,954,299)     (3,888,536)
  Redemption and retirement of stock.............     (5,292,830)     (1,096,319)     (3,543,987)
  Receipt of contingent sale price for subsidiary
    sold to related party........................             --              --         135,568
                                                   -------------   -------------   -------------
      Net cash from (used by) financing
        activities...............................    (27,152,704)    (31,426,655)    133,362,866
                                                   -------------   -------------   -------------
Net change in cash and cash equivalents..........     (7,892,894)      5,596,454      (3,064,366)
Cash and cash equivalents at beginning of year...      8,927,795       3,331,341       6,395,707
                                                   -------------   -------------   -------------
Cash and cash equivalents at end of year.........  $   1,034,901   $   8,927,795   $   3,331,341
                                                   =============   =============   =============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Non-cash investing and financing activities not included in Metropolitan's condensed statements of cash flows for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Loans to facilitate the sale of real estate............  $ 5,000,000   $ 7,575,241   $10,864,127
Loan to facilitate sale of other receivable
  investments..........................................    6,467,302            --            --
Real estate acquired through foreclosure...............    2,031,563     4,766,951     7,331,974
Transfer of investments from trading portfolio to
  available-for-sale portfolio.........................           --    34,403,299            --
Debt assumed with acquisition of real estate contracts
  and mortgage notes and debt assumed upon foreclosure
  of real estate contracts.............................       94,805       141,384        82,911
Change in net unrealized gains (losses) on
  investments..........................................   (3,589,422)   (2,958,104)     (413,450)

    Accounting policies followed in the preparation of the preceding condensed financial statements of Metropolitan (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

    Metropolitan had a nonrecourse committed facility with Banc of America Securities LLC in the authorized amount of $50,000,000, with interest at the London Interbank Offered Rate plus 1%, which matured on November 2, 2000. The amount advanced at September 30, 2000 of $7,805,520, including accrued interest at 8.62%, is collateralized by real estate contracts and mortgage notes receivable held for sale with a carrying value of approximately $8,215,000. The line-of-credit agreement contained certain financial tests, including a minimum net worth and a maximum debt to net worth ratio. Violation of these tests is an event of default under the agreement. As of September 30, 2000, the Company failed to maintain the required levels. The Company paid off the remaining line-of-credit balance at maturity.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    At September 30, 2000 and 1999, Metropolitan's debt payable consists of the following:

                                                                 2000          1999
                                                              -----------   -----------
Revolving line of credit, interest at 8.75% per annum, due
  December 31, 1999; collateralized by certain of the
  Company's real estate contracts and mortgage notes........           --   $14,000,000
Notes payable to Summit Securities, Inc., interest at 11.0%
  per annum; due on June 30, 2000; collateralized by
  $12,500,000 in structured settlement agreements...........           --    10,000,000
Reverse repurchase agreement with Seattle Northwest,
  interest at 5.35% per annum, due October 13, 1999;
  collateralized by $5,000,000 in U.S. Treasury bonds.......           --     4,962,500
Note payable to Old Standard Life Insurance Company,
  interest at 10.5% per annum; due May 3, 2004;
  collateralized by Beach House Restaurant located in Kauai,
  Hawaii....................................................           --     2,507,289
Note payable to Old Standard Life Insurance Company,
  interest at 10.5% per annum; due June 30, 2005;
  collateralized by commercial land located in Pasco,
  Washington................................................  $ 4,500,000            --
Note payable to Western United Life Assurance Company,
  interest at 10.5% per annum, due December 27, 2015;
  collateralized by commercial property located in Pasco
  Washington................................................    8,784,393     9,025,896
Note payable to Western United Life Assurance Company,
  interest at 10.5% per annum; due January 1, 2015;
  collateralized by commercial property located in Spokane
  Washington................................................   11,749,036            --
Note payable to IDS Life Insurance Company, interest at
  7.04% per annum; due August 1, 2019; collateralized by
  Metropolitan Financial Center located in Spokane,
  Washington................................................   11,785,875    11,970,474
Real estate contracts and mortgage notes payable, interest
  rates ranging from 5.0% to 11.6%, due in installments
  through 2026; collateralized by senior liens on certain of the Company's real estate contracts, mortgage notes and
  real estate held for sale.................................      440,707       471,842
Accrued (prepaid) interest..................................       (3,189)       85,520
                                                              -----------   -----------
                                                              $37,256,822   $53,023,521
                                                              ===========   ===========

    Aggregate amounts of principal payments due on the parent company's debt payable are expected to be as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
------------------
2001........................................................  $   920,768
2002........................................................      990,420
2003........................................................    1,059,677
2004........................................................    1,138,241
2005........................................................    5,741,740
Thereafter..................................................   27,405,976
                                                              -----------
                                                              $37,256,822
                                                              ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

At September 30, 2000 and 1999, Metropolitan's debenture bonds payable consisted of the following:

ANNUAL INTEREST RATES                                  2000           1999
---------------------                              ------------   ------------
  6% to 7%.......................................  $  7,097,000   $  9,530,000
  7% to 8%.......................................    41,054,000     40,541,000
  8% to 9%.......................................   108,497,000    124,327,000
  9% to 10%......................................    62,570,000      1,765,000
  10% to 11%.....................................         9,000         76,000
                                                   ------------   ------------
                                                    219,227,000    176,239,000
  Compound and accrued interest..................    19,607,850     22,649,779
                                                   ------------   ------------
                                                   $238,834,850   $198,888,779
                                                   ============   ============

    Maturities of the parent company's debenture bonds are as follows:

                     FISCAL YEAR ENDING
                       SEPTEMBER 30,
                     ------------------
  2001......................................................  $ 15,092,850
  2002......................................................    32,672,000
  2003......................................................    37,231,000
  2004......................................................    37,071,000
  2005......................................................    95,994,000
  Thereafter................................................    20,774,000
                                                              ------------
                                                              $238,834,850
                                                              ============

    Metropolitan had the following related-party transactions with its various subsidiaries and affiliated entities:

                                                            2000         1999          1998
                                                         ----------   -----------   -----------
Dividends received:
  Metropolitan Mortgage & Securities Co. of Alaska.....                             $   892,000
  Western United Life Assurance Company................  $2,766,031   $ 1,027,760
  Metwest Mortgage Services, Inc.......................     540,000       180,000
  Consumers Group Holding Co., Inc.....................                                 526,000
                                                         ----------   -----------   -----------
                                                         $3,306,031   $ 1,207,760   $ 1,418,000
                                                         ==========   ===========   ===========
Fees, commissions, service and other income............  $9,328,936   $16,192,551   $17,453,679
Interest income........................................   4,150,997     4,030,257     3,013,354

    Metropolitan charged various subsidiaries and affiliated entities for underwriting fees of $10,373,000 during the year ended September 30,1998 related to contracts sold to these entities. Amounts charged to subsidiaries are deferred and recognized as income over the estimated life of the contracts. Amounts amortized into service fee income were $2,356,869, $6,493,329 and, $10,121,720.

    The underwriting fees are based upon a yield requirement established by the purchasing entity. In the case of Western, one of Metropolitan's subsidiaries, beginning in 1994 and ending March 31, 1998, the yield requirement established by Western had been guaranteed by Metropolitan and an intercompany reserve was established to support the guarantee. Metropolitan remains liable to Western for any losses in excess of the reserve. In connection with its guarantee, Metropolitan has holdbacks of $1.4 million, $3.7 million and $9.4 million at September 30, 2000, 1999 and 1998, respectively. The guarantee by Metropolitan has been eliminated with respect to all receivables sold to Western after March 31, 1998.

                                                                      SCHEDULE I

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                             SUMMARY OF INVESTMENTS

                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               SEPTEMBER 30, 2000

                                                                                      COLUMN D
                                                                                    ------------
                                                                                     AMOUNT AT
COLUMN A                                               COLUMN B        COLUMN C     WHICH SHOWN
--------                                            --------------   ------------    ON BALANCE
TYPES OF INVESTMENTS                                AMORTIZED COST   MARKET VALUE      SHEET
--------------------                                --------------   ------------   ------------
FIXED MATURITIES
Investments:
  U.S. Government and Government Agencies and
    Authorities...................................  $   53,292,115   $ 52,234,963   $ 53,269,941
  Corporate Bonds.................................      28,216,601     27,770,965     27,793,989
  Mortgage and Asset Backed Bonds.................     252,177,619    226,160,845    225,473,589
                                                    --------------   ------------   ------------
TOTAL FIXED MATURITIES............................     333,686,335    306,166,773    306,537,519
                                                    ==============   ============   ============
Equity Securities.................................      15,603,136     18,012,939     18,012,953
                                                    ==============   ============   ============
Real Estate Contracts and Mortgage Notes
  Receivables.....................................     399,996,888                   399,996,888
Real Estate Held for Sale and Development
  (Including $34,605,100 Acquired in Satisfaction
  of Debt)........................................      74,144,242                    74,144,242
Total Real Estate Assets..........................     474,141,130                   474,141,130
Less Allowances for Losses on Real Estate
  Assets..........................................     (12,805,959)                  (12,805,959)
                                                    --------------                  ------------
NET REAL ESTATE ASSETS............................     461,335,171                   461,335,171
                                                    ==============                  ============
OTHER RECEIVABLE INVESTMENTS......................     182,387,856                   182,387,856
                                                    ==============                  ============
OTHER ASSETS--POLICY LOANS........................      19,464,647                    19,464,647
                                                    ==============                  ============
TOTAL INVESTMENTS.................................  $1,012,477,145                  $987,738,146
                                                    ==============                  ============

                                                                     SCHEDULE II

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                             ADDITIONS
                                                            (REDUCTIONS)   DEDUCTIONS
                                               BALANCE AT    CHARGED TO        AND
                                               BEGINNING     COSTS AND      ACCOUNTS     BALANCE AT
                 DESCRIPTION                    OF YEAR       EXPENSES     WRITTEN OFF   END OF YEAR
                 -----------                   ----------   ------------   -----------   -----------
Allowance for probable losses on real estate
  contracts and mortgage notes deducted from
  real estate assets in balance sheet
    2000.....................................  $6,855,606    $9,037,741    $5,153,536    $10,739,811
    1999.....................................   8,678,589     5,429,416     7,252,399      6,855,606
    1998.....................................   9,491,116     3,239,676     4,052,203      8,678,589
Allowance for probable losses on real estate
  held for sale from real estate assets in
  balance sheet
    2000.....................................  $2,462,466    $2,817,950    $3,214,269    $ 2,066,148
    1999.....................................   2,322,029     5,246,144     5,105,707      2,462,466
    1998.....................................   2,835,982     2,959,621     3,473,574      2,322,029
Allowance for losses on other receivable
  investments deducted from other receivable
  investments in balance sheet
    2000.....................................  $       --    $3,032,897    $  788,742    $ 2,244,155
Allowance for losses on other investments
  deducted from investments in balance sheet
    2000.....................................  $  126,983    $1,109,017    $       --    $ 1,236,000
    1999.....................................   1,400,000       819,000     2,092,017        126,983
    1998.....................................     612,000       788,000            --      1,400,000

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                             FUTURE POLICY
                                                DEFERRED       BENEFITS,                  OTHER POLICY
                                                 POLICY      LOSSES, CLAIMS                CLAIMS AND
                                               ACQUISITION      AND LOSS      UNEARNED      BENEFITS
                                                  COST          EXPENSES      PREMIUMS      PAYABLE
                                               -----------   --------------   ---------   ------------
September 30, 2000
  Life Insurance and Annuities...............  $58,213,284    $775,131,790    $    --      $      --
September 30, 1999
  Life Insurance and Annuities...............  $61,763,753    $795,744,055    $    --      $      --
September 30, 1998
  Life Insurance and Annuities...............  $67,167,185    $800,848,929    $    --      $      --

                                                                    SCHEDULE III
                                                                     PAGE 2 OF 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                               BENEFIT     AMORTIZATION
                                                               CLAIMS,     OF DEFERRED
                                                   NET       LOSSES AND       POLICY        OTHER
                                   PREMIUM     INVESTMENT    SETTLEMENT    ACQUISITION    OPERATING
                                   REVENUE       INCOME       EXPENSES        COSTS        EXPENSES
                                  ----------   -----------   -----------   ------------   ----------
September 30, 2000
  Life Insurance and
    Annuities...................  $1,458,024   $66,380,871   $45,174,355   $12,600,000    $2,540,042
September 30, 1999
  Life Insurance and
    Annuities...................  $1,668,274   $61,555,496   $44,526,376   $11,000,000    $2,242,808
September 30, 1998
  Life Insurance and
    Annuities...................  $1,871,346   $62,452,734   $47,169,768   $10,000,000    $3,393,667

                                                                     SCHEDULE IV
                                                                     PAGE 1 OF 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                              LOANS ON REAL ESTATE

                               SEPTEMBER 30, 2000

    At September 30, 2000, the Consolidated Group held first priority liens associated with contracts and mortgage note receivables with a face value of approximately $401.7 million (98%) and second or lower priority liens of approximately $6.5 million (2%). Approximately 31% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 26% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 11% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 6% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 12% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables ranges principally from $15,000 to $300,000 with 98 real estate Receivables, aggregating approximately
$73.9 million, in excess of this range. No individual contract or note is in excess of 1.4% of the total carrying value of real estate Receivables and less than 4% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 93% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 2000 is approximately 9.5%. Maturity dates range from 2000 to 2030.

                                                                      INTEREST       CARRYING     DELINQUENT
                                                        NUMBER OF       RATES       AMOUNT OF      PRINCIPAL
DESCRIPTION                                            RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT
-----------                                            -----------   -----------   ------------   -----------
RESIDENTIAL
First Mortgage > $100,000............................       457          8-12%     $ 78,803,990   $ 6,772,864
First Mortgage > $50,000.............................     1,048          8-12        71,257,523     4,925,738
First Mortgage < $50,000.............................     4,999          8-13        90,898,510     5,504,354
Second or Lower > $100,000...........................         7           8-9         1,504,804            --
Second or Lower > $50,000............................         7          8-10           455,274            --
Second or Lower < $50,000............................       100          8-11         1,535,119        39,774

COMMERCIAL
First Mortgage > $100,000............................       270          8-12        74,487,204     4,978,661
First Mortgage > $50,000.............................       227          8-11        16,595,156       595,551
First Mortgage < $50,000.............................       313          8-11         8,666,810       270,601
Second or Lower > $100,000...........................         7           8-9         1,975,451            --
Second or Lower > $50,000............................         8          9-11           508,852            --
Second or Lower < $50,000............................        15          8-10           381,602            --

FARM, LAND AND OTHER
First Mortgage > $100,000............................       127          8-14        31,464,284     2,565,674
First Mortgage > $50,000.............................       163          8-13        11,152,911       328,433
First Mortgage < $50,000.............................     1,039          8-12        18,392,306       370,858
Second or Lower > $100,000...........................        --            --                --            --
Second or Lower > $50,000............................        --            --                --            --
Second or Lower < $50,000............................        10          8-10           167,916        47,493
Unrealized discounts, net of unarnortized acquisition
  costs, on Receivables purchased at a discount......                               (13,948,973)
Accrued Interest Receivable..........................                                 5,698,149
CARRYING VALUE.......................................                              $399,996,888   $26,400,001

    The principal amounts of Receivables subject to delinquent principal or interest are defined as being in arrears for more than three months.

                                                                     SCHEDULE IV
                                                                     PAGE 2 OF 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                              LOANS ON REAL ESTATE

                               SEPTEMBER 30, 2000

The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                        RESIDENTIAL     COMMERCIAL      FARM, LAND,
                                         PRINCIPAL      PRINCIPAL     OTHER PRINCIPAL   TOTAL PRINCIPAL
                                        ------------   ------------   ---------------   ---------------
October 2000 September 2003...........  $ 26,944,060   $ 20,464,404     $15,211,640      $ 62,620,104
October 2003 September 2005...........    19,431,575     21,912,869       7,565,838        48,910,282
October 2005 September 2007...........    16,800,030     11,155,765       7,838,681        35,794,476
October 2007 September 2010...........    30,471,661     11,311,288       7,365,602        49,148,551
October 2010 September 2015...........    42,751,526     12,191,832       7,103,019        62,046,377
October 2015 September 2020...........    21,051,416      4,881,255      12,665,104        38,597,775
October 2020 Thereafter...............    87,004,952     20,697,662       3,427,533       111,130,147
                                        ------------   ------------     -----------      ------------
                                        $244,455,220   $102,615,075     $61,177,417      $408,247,712
                                        ============   ============     ===========      ============

                                                                     SCHEDULE IV
                                                                     PAGE 3 OF 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                              LOANS ON REAL ESTATE

                               SEPTEMBER 30, 2000

                                                       FOR THE YEARS ENDED SEPTEMBER 30, 1998
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Balance at beginning of period.....................  $539,525,957   $614,178,323   $512,864,101
                                                     ------------   ------------   ------------
Additions during period
New Receivables--cash..............................   585,067,159    617,643,225    413,325,154
Loans to facilitate the sale of real estate
  held--non cash...................................    10,814,668      7,575,241     10,864,127
Assumption of other debt payable in conjunction
  with acquisition of new Receivables--non cash....       301,069        530,233        690,093
Increase in accrued interest, net of discount
  amortization.....................................     3,386,295      2,529,472      3,605,376
                                                     ------------   ------------   ------------
Total additions....................................   599,569,191    628,278,171    428,484,750
                                                     ------------   ------------   ------------
Deductions during period
Collections of principal--cash.....................   140,115,661     99,909,044    113,702,441
Cost of Receivables sold...........................   575,278,992    570,952,350    183,952,437
Foreclosures--non cash.............................    23,703,607     32,069,143     29,515,650
                                                     ------------   ------------   ------------
Total deductions...................................   739,098,260    702,930,537    327,170,528
                                                     ------------   ------------   ------------
Balance at end of period...........................  $399,996,888   $539,525,957   $614,178,323
                                                     ============   ============   ============

                                                                      SCHEDULE V

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                     SUPPLEMENTARY REINSURANCE INFORMATION

                                                                ASSUMED                   PERCENTAGE
                                                  CEDED TO       FROM                     OF AMOUNT
                                                    OTHER        OTHER                    ASSUMED TO
YEAR ENDED                        GROSS AMOUNT    COMPANIES    COMPANIES    NET AMOUNT       NET
----------                        ------------   -----------   ---------   ------------   ----------
September 30, 2000
  Life Insurance in Force.......  $259,975,571   $37,594,536   $    --     $222,381,035          --
  Premiums
    Life Insurance..............     1,766,947       308,923        --        1,458,024          --
September 30, 1999
  Life Insurance in Force.......  $282,481,000   $41,372,000   $    --     $241,109,000          --
  Premiums
    Life Insurance..............     1,994,405       326,131        --        1,668,274          --
September 30, 1998
  Life Insurance in Force.......  $308,191,000   $47,653,000   $    --     $260,538,000          --
  Premiums
    Life Insurance..............     2,194,450       323,104        --        1,871,346          --