Form 10-Q
period 2000-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2001-02-14
CIK 65384

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended December 31, 2000

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from ____________ to ____________

                       Commission file number 001-15595

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

     Common "A":  97 shares at January 31, 2001.
     Common "B":   0 shares at January 31, 2001.

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

     Condensed Consolidated Balance Sheets
     As of December 31, 2000 and September 30, 2000 (unaudited)

     Condensed Consolidated Statements of Operations
     Three Months Ended December 31, 2000 and 1999 (unaudited)

     Consolidated Statements of Comprehensive Income (Loss)
     Three Months Ended December 31, 2000 and 1999 (unaudited)

     Consolidated Statement of Stockholders' Equity
     Three Months Ended December 31, 2000 (unaudited)

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended December 31, 2000 and 1999 (unaudited)

     Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                December 31,       September 30,
                                                    2000                2000
                                            --------------------------------------
ASSETS
  Cash and cash equivalents                      $   64,566,177      $    2,664,035
  Investments
    Trading securities, at market                    56,121,520          61,052,838
    Available-for-sale securities, at market        228,615,406         204,081,643
    Held-to-maturity securities, at amortized
      cost (market value $0 and $59,045,232)                  -          59,415,992
  Accrued interest on investments                     2,827,318           2,532,995
                                                 --------------      --------------
     TOTAL CASH AND INVESTMENTS                     352,130,421         329,747,503
                                                 --------------      --------------
  Real estate contracts and mortgage notes
    and other receivables, net, including real
    estate contracts and mortgage notes
    receivable held for sale of approximately
    $55,636,000 and $43,979,000                     587,192,350         584,628,899
  Real estate held for sale and
    development, including foreclosed real
    estate                                           72,972,419          74,144,242
                                                 --------------      --------------
  Total receivables and real estate assets          660,164,769         658,773,141
  Less allowance for losses                         (14,486,030)        (15,050,114)
                                                 --------------      --------------
  NET RECEIVABLES AND REAL ESTATE ASSETS            645,678,739         643,723,027
                                                 --------------      --------------
  Deferred acquisition costs, net                    64,824,039          65,296,489
  Land, building and equipment, net of
    accumulated depreciation                         31,833,777          32,514,204
  Mortgage servicing rights, net                     14,745,292          14,821,575
  Other assets, net of allowance, including
    receivable from affiliates                       41,048,294          55,451,509
                                                 --------------      --------------
  TOTAL ASSETS                                   $1,150,260,562      $1,141,554,307
                                                 ==============      ==============
----------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                  (unaudited)


                                                 December 31,       September 30,
                                                     2000                2000
                                                   (unaudited)         (audited)
                                                 -------------      ---------------
LIABILITIES
  Life insurance and annuity reserves           $  787,771,713      $  775,131,790
  Debenture bonds and accrued interest             252,638,065         238,834,850
  Advances under line of credit                              -           7,805,520
  Other debt payable                                40,348,871          41,706,063
  Accounts payable and accrued expenses             14,064,065          14,024,723
  Deferred income taxes                              2,908,551           5,133,844
  Minority interest in consolidated
 subsidiaries                                        2,048,080           2,059,929
                                                --------------       -------------
TOTAL LIABILITIES                                1,099,779,345       1,084,696,719
                                                --------------       -------------
STOCKHOLDERS' EQUITY
  Preferred stock, Series A, B, C, D, E
    cumulative with variable rate, $10 par
    value, authorized 8,325,000, issued
    1,683,759 shares and 1,829,108 shares
    (liquidation preference $60,451,933 and
    $62,504,429 respectively)                       16,837,593          18,291,083
  Class A common stock-voting, $2,250 par
    value, authorized 222 shares, issued 97
    shares                                             218,250             218,250
  Additional paid-in capital                        31,668,868          32,264,380
  Retained earnings                                 12,327,699          17,797,681
  Accumulated other comprehensive loss             (10,571,193)        (11,713,806)
                                                --------------       -------------
    TOTAL STOCKHOLDERS' EQUITY                      50,481,217          56,857,588
                                                --------------       -------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                      $1,150,260,562      $1,141,554,307
                                                ==============      ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         Three Months Ended
                                                            December 31,
                                                         2000          1999
                                                         ----          ----
REVENUES
  Insurance premiums earned                          $   397,505       $   428,256
  Interest and earned discounts                       21,991,321        22,783,529
  Real estate sales                                    5,907,870         8,542,974
  Fees, commissions, service and other income          3,607,526         2,768,198
  Investment losses, net                                (812,264)         (917,391)
  Realized gains on sales of receivables               2,828,767         5,295,408
                                                    ------------      ------------
TOTAL REVENUES                                        33,920,725        38,900,974
                                                    ------------      ------------
EXPENSES
  Insurance policy and annuity benefits               11,812,029        11,967,956
  Interest expense                                     6,124,946         5,827,814
  Cost of real estate sold                             5,731,986         8,154,404
  Provision for losses on real estate assets           1,864,557         2,416,330
  Provision for losses on other assets                   677,989           236,000
  Salaries and employee benefits                       6,445,207         7,224,410
  Commissions to agents                                3,151,036         2,677,382
  Other operating and underwriting expenses            4,044,479         2,519,257
  Amortization of deferred acquisition costs,
    net of costs capitalized                             635,440           630,136
                                                    ------------      ------------
    TOTAL EXPENSES                                    40,487,669        41,653,689
                                                    ------------      ------------
Loss before income taxes and minority interest        (6,566,944)       (2,752,715)
Benefit for income taxes                               2,304,861           976,216
                                                    ------------      ------------
Loss before minority interest                         (4,262,083)       (1,776,499)
(Income) loss of consolidated subsidiaries
 allocated to minority stockholders                       11,848           (18,300)
                                                    ------------      ------------
Net loss                                              (4,250,235)       (1,794,799)
Preferred stock dividends                             (1,161,303)       (1,075,719)
                                                    ------------      ------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS               $(5,411,538)      $(2,870,518)
                                                    ============      ============
Basic and diluted loss per share applicable to       $   (55,789)      $   (22,252)
  common stockholders                               ============      ============
Weighted average number of shares of common                   97               129
 stock outstanding                                  ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (unaudited)

                                                          Three Months Ended
                                                              December 31,
                                                         2000             1999
                                                     -----------------------------
NET LOSS                                             $(4,250,235)      $(1,794,799)

OTHER COMPREHENSIVE INCOME (LOSS):
  Change in unrealized income (loss) on
   investments                                         1,732,886        (2,823,849)
  Less deferred income tax (provision) benefit          (590,273)          987,848
                                                     -----------       -----------
Net other comprehensive income (loss)                  1,142,613        (1,836,001)
                                                     -----------       -----------
Comprehensive loss                                   $(3,107,622)      $(3,630,800)
                                                     ===========       ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                            Accumulated
                                              Class A        Additional        Other
                             Preferred         Common         Paid-In       Comprehensive       Retained
                               Stock           Stock          Capital       Income (Loss)       Earnings        Total
                            ------------      ----------   ------------    --------------    ------------   -----------
Balance, September 30,       $18,291,083      $218,250      $32,264,380     $(11,713,806)   $ 17,797,681     56,857,588
 2000

Net loss                                                                                      (4,250,235)    (4,250,235)
Net change in unrealized
 losses on investments,
 net of taxes                                                                  1,142,613                      1,142,613
Cash dividends, common                                                                           (58,444)       (58,444)
 ($600 per share)
Cash dividends,
 preferred (variable
 rate)                                                                                        (1,161,303)    (1,161,303)
Redemption and
 retirement of preferred
 stock                        (1,522,114)                    (1,216,620)                                     (2,738,734)
Sale of variable rate
 preferred stock, net             68,624                        621,108                                         689,732
                              ----------      --------      -----------     ------------     -----------    -----------
Balance, December 31,
 2000                        $16,837,593      $218,250      $31,668,868     $(10,571,193     $12,327,699    $50,481,217
                              ==========      ========      ===========     ============     ===========    ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

        METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Three Months Ended December 31,
                                                         2000                1999
                                                   --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $   (4,250,235)     $   (1,794,799)
    Adjustments to reconcile net loss to net
    cash from operating activities
       Proceeds from sales of trading
       securities                                       6,441,537           9,549,138
       Proceeds from maturities of trading
       securities                                       1,177,439              47,250
       Acquisition of trading securities               (3,674,892)        (12,940,847)
       Earned discounts on receivables                 (4,944,525)         (5,119,272)
       Gains on investments and receivables,
       net                                             (2,016,503)         (4,378,017)
       Gains on sales of real estate                     (175,884)           (388,570)
       Provision for losses on real estate
       assets                                           1,864,557           2,416,330
       Provision for losses on other assets               677,989             236,000
       Depreciation and amortization                    1,360,506           1,130,369
       Minority interests                                 (11,848)             18,300
       Deferred income tax benefit                     (2,815,566)           (875,957)
       Changes in assets and liabilities:
          Deferred costs                                  472,450             651,061
          Life insurance and annuity reserves          11,065,684          11,539,700
          Compound and accrued interest on
          debentures and debt payable                   1,508,640           1,146,655
          Other assets                                 15,182,111          12,436,008
          Accrued interest on receivables and
          investments                                    (798,004)           (840,741)
          Accounts payable and accrued expenses            39,342            (967,272)
          Other, net                                     (654,244)           (565,093)
                                                   --------------      --------------
Net cash from operating activities                 $   20,448,554      $   11,300,243
                                                   --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments on real estate
       contracts and mortgage notes and other
       receivables                                     32,469,055          47,194,403
    Proceeds from real estate sales                     5,332,280           8,542,974
    Proceeds from investment maturities                 1,525,701           2,540,094
    Proceeds from sale of available-for-sale           36,853,397                   -
       securities
    Purchase of available-for-sale securities          (1,782,943)        (21,065,217)
    Proceeds from sale of real estate
       contracts and mortgage notes and other
       receivables                                     79,226,011         195,201,045
    Acquisition of real estate contracts and
       mortgage notes and other receivables          (110,054,816)       (164,394,571)
    Additions to real estate held                      (1,972,113)         (2,677,495)
    Retained mortgage servicing rights                 (1,046,116)         (3,285,245)
    Capital expenditures                                 (273,768)         (1,779,628)
                                                   --------------      --------------
         NET CASH FROM INVESTING ACTIVITIES            40,276,688          60,276,360
                                                   --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in borrowings                             (9,302,217)        (45,074,554)
    Receipts from life and annuity products            30,126,169          26,193,205
    Withdrawals on life and annuity products          (30,450,803)        (28,755,898)
    Ceding of life and annuity products from
       (to) reinsurers, net                             1,898,873            (160,167)
    Repayment of debt payable                            (122,222)           (252,105)
    Issuance of debenture bonds                        16,624,472          32,854,995
    Issuance of preferred stock                           689,732           2,183,497
    Repayment of debenture bonds                       (4,328,623)        (48,597,720)
    Cash dividends                                     (1,219,747)         (1,153,363)
    Redemption of preferred stock                      (2,738,734)           (217,505)
                                                   --------------      --------------
         NET CASH FROM (USED BY) FINANCING
          ACTIVITIES                                    1,176,900         (62,979,615)
                                                   --------------      --------------
Net change in cash and cash equivalents                61,902,142           8,596,988
Cash and cash equivalents at beginning of
    period                                              2,664,035          20,406,837
                                                   --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   64,566,177      $   29,003,825
                                                   ==============      ==============


NON CASH INVESTING AND FINANCING ACTIVITIES
    OF COMPANY:
    Real estate acquired through foreclosure       $    3,699,851      $    6,118,664
    Receivables originated to facilitate the
       sale of real estate                                575,590                   -
    Transfer of investments from
       held-to-maturity to available-for-sale          59,415,992                   -

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries (the "Company" or "Consolidated Group") as of December 31, 2000, the results of operations for the three months ended December 31, 2000 and 1999 and the cash flows for the three months ended December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 2000 Form 10-K.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

Recent Accounting Developments
------------------------------

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133, as amended, on October 1, 2000. Except for a reclassification of approximately $59.4 million of investments from held-to-maturity to available-for-sale, this implementation did not have a material effect on the Company's financial statements.

  In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Consolidated Group is required to adopt SAB 101 by July 1, 2001. The Consolidated Group does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

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

     On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Consolidated Group is in the process of evaluating the impact of SFAS 140 on its results of operations and financial condition.

Securitizations
---------------

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

     At September 30, 2000, the Company had approximately $68 million in securitization prefunding. During the three month period ended December 31, 2000, the Company contributed $68 million of real estate receivables and recognized gains of approximately $2.8 million. The Company does not anticipate participating in any additional securitizations during 2001.

Residuals
----------

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

     The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. The assumptions used for valuing the residual certificates as of December 31, 2000 were as follows:


                                                    Assumptions
               Prepayment rates                      11% - 18%
               Default rate                         1.4% - 4.1%
               Loss severity                         28% - 44%
               Discount rate                         11% - 12%

     The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals.

Mortgage Servicing Rights
-------------------------

     At the closing of each securitization, the Company measures the servicing asset retained at the allocated previous carrying amount based on relative fair values. Subsequent valuations of the servicing rights are performed to determine if there has been any impairment to the asset. The amount of any impairment recognized is the amount by which the carrying amount of the servicing rights exceed their fair value. The Company calculates the fair value of the servicing rights by discounting the expected net cash flow from its servicing activity. The net cash flow is measured as the amount by which the expected revenues from contractually specified servicing fees, late charges, and other ancillary sources, including "float", exceeds the estimated cost of servicing the assets. When determining the expected cash flow, the Company must estimate (i) the future rates of prepayments (ii) ancillary income and (iii) cost of servicing. The assumptions used for valuing the mortgage servicing rights as of December 31, 2000 were as follows:

                                                      Assumptions
                                                 ----------------------
               Discount rate                              10%
               Prepayment rate                         11% - 18%
               Ancillary income rate                30 basis points,
                                                        annually

     The Company continues to periodically assess the assumptions used in valuing the cash flows and the carrying values of its servicing rights.

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $24.6 million at December 31, 2000 and $32.0 million at December 31, 1999.

     The carrying amount of other receivables as to which payments were in arrears more than three months was $6.8 million at December 31, 2000 and $4.8 at December 31, 1999.

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

     Information about the Company's separate business segments and in total as of and for the three month period ended December 31, 2000 and 1999 is as follows:

                                                     As of and for the three month period ended December 31, 2000
                                     ----------------------------------------------------------------------------------------
                                                                          Property        Intersegment
                                        Investing        Insurance      Development       Elimination            Total
                                     ----------------------------------------------------------------------------------------
Revenues                              $ 10,384,419     $ 24,228,870    $ 1,529,971       $  (2,222,535)    $   33,920,725
Income (loss) from operations           (6,742,072)         190,867        (15,739)                  -         (6,566,944)
Identifiable assets, net               321,359,420      926,025,131     57,297,096        (154,421,085)     1,150,260,562
Depreciation and amortization            1,003,191           88,609        268,100                   -          1,360,506
Capital expenditures                       246,578           27,190              -                   -            273,768

                                                     As of and for the three month period ended December 31, 1999
                                     ----------------------------------------------------------------------------------------
                                                                          Property        Intersegment
                                        Investing        Insurance      Development       Elimination            Total
                                     ----------------------------------------------------------------------------------------
Revenues                              $ 18,697,602     $ 20,225,730    $ 1,959,877       $  (1,982,235)    $   38,900,974
Income (loss) from operations           (4,755,926)       1,954,485         48,726                   -         (2,752,715)
Identifiable assets, net               335,166,734      916,287,065     63,516,039        (140,825,714)     1,174,144,124
Depreciation and amortization              366,917          169,619        593,833                   -          1,130,369
Capital expenditures                     1,598,400          181,228              -                   -          1,779,628


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

General

     Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified institution with assets exceeding $1 billion. Its principal subsidiaries are Western United Life Assurance Company ("Western" or "WULA"), an annuity and life insurance company, and Metwest Mortgage Services, Inc. ("Metwest"), a receivable servicer and loan originator. The Company provides services to certain affiliated entities (the "Affiliated Companies") for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. ("Summit"), Old Standard Life Insurance Company ("Old Standard"), Old West Life Insurance & Annuity Company ("Old West"), Summit Property Development and Metropolitan Investment Securities, Inc. ("MIS"). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr.

     The Company's (the "Consolidated Group") principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, equipment leases and other investments ("Receivables"). The Receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Company predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group's real estate receivables include A-, B and C credit quality obligors. In addition to investing in existing receivables, the Consolidated Group began originating non-conventional, A-, B and C credit borrower loans during late fiscal 1996 through Metwest. The Consolidated Group discontinued these originations through Metwest in January of 2001. Additionally, during the first quarter of fiscal year 2001, the Consolidated Group discontinued the origination of equipment leases and does not currently have plans to resume this division.

     The Company's future business activities will involve its historical principal activity of investing in cash flowing assets as well as investments in marketable debt securities, commercial lending, property development, and other investments.

     The Company continues to evaluate strategic alternatives for its mortgage banking business. In addition to discontinuing origination's of wholesale and retail residential loans through Metwest and correspondent agreements, the Company is considering the sale or subservicing of its loan servicing operations and servicing rights.

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

Capital Markets (Loan Pool) Acquisition Sources

     Previously, Metropolitan acquired pools of real estate Receivables through its capital markets group. They have been acquired from brokers, banks, savings and loans organizations, mortgage broker firms or other financial institutions. Metropolitan has discontinued this acquisition method.

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

Lottery, Structured Settlement and Annuity Sources

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

     At September 30, 2000, the Company had approximately $68 million in securitization prefunding. During the three month period ended December 31, 2000, the Company contributed $68 million of real estate receivables and recognized gains of approximately $2.8 million. The Company does not anticipate participating in any additional securitizations during 2001.

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

     The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. The assumptions used for valuing the residual certificates as of December 31, 2000 were as follows:


                                                    Assumptions
          Prepayment rates                          11%  - 18%
          Default rate                              1.4% - 4.1%
          Loss severity                              28% - 44%
          Discount rate                               11%-12%

     The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals.

Mortgage Servicing Rights

     At the closing of each securitization, the Company measures the servicing asset retained at the allocated previous carrying amount based on relative fair values. Subsequent valuations of the servicing rights are performed to determine if there has been any impairment to the asset. The amount of any impairment recognized is the amount by which the carrying amount of the servicing rights exceed their fair value. The Company calculates the fair value of the servicing rights by discounting the expected net cash flow from its servicing activity. The net cash flow is measured as the amount by which the expected revenues from contractually specified servicing fees, late charges, and other ancillary sources, including "float", exceeds the estimated cost of servicing the assets. When determining the expected cash flow, the

Company must estimate (i) the future rates of prepayments (ii) ancillary income and (iii) cost of servicing. The assumptions used for valuing the mortgage servicing rights as of December 31, 2000 were as follows:

                                                 Assumptions
                                          ----------------------

          Discount rate                              10%
          Prepayment rate                         11% - 18%
          Ancillary income rate                30 basis points,
                                                  annually

     The Company continues to periodically assess the assumptions used in valuing the cash flows and the carrying values of its servicing rights.

Liquidity and Capital Resources

     In addition to the liquidity provided through internal sources which include the sale and maturity of receivables and investments; receivable and portfolio earnings; and the sale of real estate, the following liquidity sources are available to the Company:

Federal Home Loan Bank of Seattle (FHLB)

     The Company has secured a line of credit agreement with the FHLB through its subsidiary, WULA. When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At December 31, 2000, WULA had a stock investment in the FHLB of $2.9 million, which resulted in a borrowing capacity of $58.9 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At December 31, 2000, WULA had pledged $70.5 million in eligible collateral with a market value of $67.9 million and a borrowing potential of $48.1 million. At December 31, 2000 WULA had borrowed $22.0 million leaving an unused borrowing potential of $26.1 million. In the event that WULA wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock and pledge additional eligible collateral.

Issuance of Annuity and Life Insurance Products

     The Company, through its WULA subsidiary, generates liquidity through the sale of annuities and to a lesser degree whole life and term insurance. The Company uses a network of approximately 1400 independent producers to market its products in 16 states. Currently, the products that WULA offers are targeted to the middle income senior market. Generally, younger purchasers direct their savings and investment dollars to mutual funds and/or variable annuities, in light of a strong financial market; while senior citizens tend to be more conservative with their retirement dollars and may favor fixed annuity products. Nonetheless, Management anticipates that some younger buyers could be inclined to reallocate their retirement funds if the stock market continues to be volatile or if the market returns decline.

     The life insurance and annuity business is highly competitive. WULA competes with other financial institutions including ones with greater resources and greater name recognition. Premium volumes, annuity crediting rates and commissions to agents are particularly sensitive to competitive forces. WULA management believes it is in an advantageous position in this regard because of its earnings capability through investments in receivables compared to that of most other life insurance companies. WULA has been assigned a rating of "B+" ("Very Good") by A.M. Best Co., a nationally recognized insurance company rating organization. Best bases its ratings on a number of complex financial analyses, the length of time a company has been in business, the nature, quality, and liquidity of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of policyholders and insurance agents.

     WULA prices its new annuity products and renewals in order to achieve a positive spread between its annuity costs and yields available on Receivable and other investments while also considering current annuity market rates of interest and competitive pressures. Flexible and single premium annuities are offered with surrender charges for periods that vary from one year to ten years. Management believes that the surrender charges in conjunction with current pricing policies enable the company to manage its insurance lapse rates and underlying interest rate risk.

Reverse Repurchase Agreements

     In order to increase liquidity, the Company may sell a group of securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price. The difference between the amount the Company received for the securities and the amount the Company will pay the broker-dealer when buying them back represents the interest. At December 31, 2000, the Company did not have any reverse repurchase agreements outstanding.

Issuance of Debt Securities and Preferred Stock

     Metropolitan engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through Metropolitan Investment Securities, Inc., an affiliated company. At December 31, 2000, the Company had registered $100 million of Series III Debenture Bonds and 100,000 shares of preferred stock that carry a $100 issue price for a total preferred stock offering price of $10,000,000. Both registrations expired on January 31, 2001.

     For the three month period ended December 31, 2000, $225.2 million in funds provided by the Company's various liquidity sources were used to (1) invest $115.1 million primarily in receivables, investments and capital expenditures and (2) fund $48.2 million in debt maturities, life and annuity product surrenders, redemption of preferred stock, and the payment of dividends.

     For the three month period ended December 31, 1999, $326.0 million in funds provided by the Company's various liquidity sources were used to (1) invest $193.2 million primarily in receivables, investments and capital expenditures and fund $124.2 million in debt maturities, life and annuity product surrenders, and the payment of dividends.

     Management believes that cash, cash equivalents and liquidity provided through the Company's liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

Results of Operations

     Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

     The net loss after income taxes and minority interest for the three month period ended December 31, 2000 was $4.3 million on $33.9 million in revenues compared to a net loss of $1.8 million on $38.9 million in revenues for the three month period ended December 31, 1999. The net loss before income taxes and minority interest for the three months ended December 31, 2000 was $6.6 million compared to net loss of $2.8 million for the three months ended December 31, 1999.

     The increase in net loss before income taxes and minority interest of $3.8 million was primarily due to:

     .    a decrease in gains on sales of receivables of $2.5 million,

     .    an decrease in net interest spread of $0.9 million,

     . an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $1.2 million.

     These changes were partially offset by an increase in fees, commissions, service and other income.

     During the three month period ended December 31, 2000, the excess of interest sensitive income over interest sensitive expense was approximately $4.5 million in 2000, compared to $5.4 million in the prior year's period.

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company's results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

     The Company is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

     During the three month period ended December 31, 2000, the Company determined that certain "available-for-sale" investments had other than temporary declines in value. Accordingly, the carrying value of the investments were decreased by approximately $0.9 million, representing the amount permanently impaired. This amount has been recorded in the statement of operations as investment losses, net. Additionally, the Company recorded a $2.8 million decrease in the market value of investments the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities decreased, thereby decreasing the value of Company's investment. These losses were only partially offset by gains, including mark to market adjustments, on the trading investment portfolio.

     During the three months ended December 31, 2000, the Company experienced a growth in fees, commissions and other income. The increase in income was primarily the result of an increase in the securitization portfolio in addition to the growth in operating lease activity of its subsidiary Metwest.

     Securitization gains decreased from $5.1 million on $204.8 million of Receivables securitized for the three month period ended December 30, 1999 to gains of $2.8 million on $68.0 million of securitization prefundings. The Company does not anticipate participating in any additional securitizations during 2001.

     Metwest originated first lien residential mortgage loans, including both fixed and adjustable interest rate loans. Metwest discontinued its origination of wholesale and retail loans in January of 2001. The Company is in the process of identifying the financial charges, if any, this will create.

     During the three month period ended December 31, 2000, the Company experienced a growth in salaries and employee benefits and other operating and underwriting expenses after capitalized acquisition costs in comparison to the three month period ended December 31, 1999. The increase resulted primarily from a decrease in capitalized acquisition costs due to a reduction in the mortgage lending operations.

New Accounting Pronouncements
-----------------------------

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133, as amended, on October 1, 2000. Except for a reclassification of approximately $59.4 million of investments from held-to-maturity to available-for-sale, this implementation did not have a material effect on the Company's financial statements.

  In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Consolidated Group is required to adopt SAB 101 by July 1, 2001. The Consolidated Group does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

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

     On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after

December 15, 2000. The Consolidated Group is in the process of evaluating the impact of SFAS 140 on its results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three month period ended December 31, 2000, the excess of interest sensitive income over interest sensitive expense was approximately $4.5 million in 2000, compared to $5.4 million in the prior year's period.

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company's results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

     The Company is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

PART II-OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b) During the quarter ended December 31, 2000, the Registrant filed the following reports on Form 8-K:

          Form 8-K dated September 27, 2000, filed October 12, 2000, reporting the amendment of its Master Repurchase Agreement, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

          Form 8-K dated November 17, 2000, filed November 20, 2000, reporting a press release announcing new developments, under Item 5, Other Events, and
     Item 7, Financial Statements and Exhibits.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 13th day of February, 2001 on its behalf by the undersigned, thereunto duly authorized.


          METROPOLITAN MORTGAGE & SECURITIES CO., INC.

          /s/ C. PAUL SANDIFUR, JR.

          ______________________________________________
          C. Paul Sandifur, Jr.
          Chairman, President, Chief Executive Officer


          /s/ WILLIAM SNIDER

          ______________________________________________
          William Snider
          Chief Financial Officer


          /s/ JULIE SHIFLETT

          ______________________________________________
          Julie Shiflett
          Vice President, Principal Accounting Officer