Form 10-Q/A
period 2000-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2001-05-10
CIK 65384

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                                ----------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                        OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 001-15595

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WASHINGTON                                 91-0609840
     (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

 601 W. 1ST AVENUE, SPOKANE, WASHINGTON                   99201-5015
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (509) 838-3111

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

    Common "A": 97 shares at January 31, 2001.
    Common "B": 0 shares at January 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX
                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        Condensed Consolidated Balance Sheets
                        As of December 31, 2000 and September 30, 2000
                        (unaudited).................................................     3

                        Condensed Consolidated Statements of Operations
                        Three Months Ended December 31, 2000 and 1999 (unaudited)...     4

                        Consolidated Statements of Comprehensive Income (Loss)
                        Three Months Ended December 31, 2000 and 1999 (unaudited)...     5

                        Consolidated Statement of Stockholders' Equity
                        Three Months Ended December 31, 2000 (unaudited)............     6

                        Condensed Consolidated Statements of Cash Flows
                        Three Months Ended December 31, 2000 and 1999 (unaudited)...     7

                        Notes to Condensed Consolidated Financial Statements........     9

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                   2000             2000
                                                              --------------   --------------
ASSETS:
  Cash and cash equivalents.................................  $   64,566,177   $    2,664,035
  Investments:
    Trading securities, at market...........................      56,121,520       61,052,838
    Available-for-sale securities, at market................     228,615,406      204,081,643
    Held-to-maturity securities, at amortized cost (market
     value $0 and $59,045,232)..............................              --       59,415,992
    Accrued interest on investments.........................       2,827,318        2,532,995
                                                              --------------   --------------
      Total cash and investments............................     352,130,421      329,747,503
                                                              --------------   --------------
  Real estate contracts and mortgage notes and other
    receivables, net, including real estate contracts and
    mortgage notes receivable held for sale of approximately
    $55,636,000 and $43,979,000.............................     587,192,350      584,628,899
  Real estate held for sale and development, including
    foreclosed real estate..................................      72,972,419       74,144,242
                                                              --------------   --------------
    Total receivables and real estate assets................     660,164,769      658,773,141
    Less allowance for losses...............................     (14,486,030)     (15,050,114)
                                                              --------------   --------------
      Net receivables and real estate assets................     645,678,739      643,723,027
                                                              --------------   --------------
    Reinsurance receivable..................................     111,008,759      111,378,331
    Deferred acquisition costs, net.........................      64,824,039       65,296,489
    Land, building and equipment, net of accumulated
     depreciation...........................................      31,833,777       32,514,204
    Mortgage servicing rights, net..........................      14,745,292       14,821,575
    Other assets, net of allowance, including receivable
     from affiliates........................................      41,048,294       55,451,509
                                                              --------------   --------------
      Total assets..........................................  $1,261,269,321   $1,252,932,638
                                                              ==============   ==============
LIABILITIES
  Life insurance and annuity reserves.......................  $  898,780,472   $  886,510,121
  Debenture bonds and accrued interest......................     252,638,065      238,834,850
  Advances under line of credit.............................              --        7,805,520
  Other debt payable........................................      40,348,871       41,706,063
  Accounts payable and accrued expenses.....................      14,064,065       14,024,723
  Deferred income taxes.....................................       2,908,551        5,133,844
  Minority interest in consolidated subsidiaries............       2,048,080        2,059,929
                                                              --------------   --------------
      Total liabilities.....................................   1,210,788,104    1,196,075,050
                                                              --------------   --------------
STOCKHOLDERS' EQUITY:
  Preferred stock, Series A, B, C, D, E cumulative with
    variable rate, $10 par value, authorized 8,325,000,
    issued 1,683,759 shares and 1,829,108 shares
    (liquidation preference $60,451,933 and $62,504,429
    respectively)...........................................      16,837,593       18,291,083
  Class A common stock-voting, $2,250 par value, authorized
    222 shares, issued 97 shares............................         218,250          218,250
  Additional paid-in capital................................      31,668,868       32,264,380
  Retained earnings.........................................      12,327,699       17,797,681
  Accumulated other comprehensive loss......................     (10,571,193)     (11,713,806)
                                                              --------------   --------------
      Total stockholders' equity............................      50,481,217       56,857,588
                                                              --------------   --------------
      Total liabilities and stockholders' equity............  $1,261,269,321   $1,252,932,638
                                                              ==============   ==============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
REVENUES
  Insurance premiums earned.................................  $   397,505   $   428,256
  Interest and earned discounts.............................   21,991,321    22,783,529
  Real estate sales.........................................    5,907,870     8,542,974
  Fees, commissions, service and other income...............    3,607,526     2,768,198
  Investment losses, net....................................     (812,264)     (917,391)
  Realized gains on sales of receivables....................    2,828,767     5,295,408
                                                              -----------   -----------
    Total Revenues..........................................   33,920,725    38,900,974
                                                              -----------   -----------
EXPENSES
  Insurance policy and annuity benefits.....................   11,812,029    11,967,956
  Interest expense..........................................    6,124,946     5,827,814
  Cost of real estate sold..................................    5,731,986     8,154,404
  Provision for losses on real estate assets................    1,864,557     2,416,330
  Provision for losses on other assets......................      677,989       236,000
  Salaries and employee benefits............................    6,445,207     7,224,410
  Commissions to agents.....................................    3,151,036     2,677,382
  Other operating and underwriting expenses.................    4,044,479     2,519,257
  Amortization of deferred acquisition costs, net of costs
    capitalized.............................................      635,440       630,136
                                                              -----------   -----------
    Total Expenses..........................................   40,487,669    41,653,689
                                                              -----------   -----------
Loss before income taxes and minority interest..............   (6,566,944)   (2,752,715)
Benefit for income taxes....................................    2,304,861       976,216
                                                              -----------   -----------
Loss before minority interest...............................   (4,262,083)   (1,776,499)
(Income) loss of consolidated subsidiaries allocated to
  minority stockholders.....................................       11,848       (18,300)
                                                              -----------   -----------
Net loss....................................................   (4,250,235)   (1,794,799)
Preferred stock dividends...................................   (1,161,303)   (1,075,719)
                                                              -----------   -----------
Loss Applicable to Common Stockholders......................  $(5,411,538)  $(2,870,518)
                                                              ===========   ===========
Basic and diluted loss per share applicable to common
  stockholders..............................................  $   (55,789)  $   (22,252)
                                                              ===========   ===========
Weighted average number of shares of common stock
  outstanding...............................................           97           129
                                                              ===========   ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
NET LOSS....................................................  $(4,250,235)  $(1,794,799)

Other Comprehensive Income (Loss):
  Change in unrealized income (loss) on investments.........    2,103,646    (2,823,849)
  Cumulative effect of accounting change, net of tax........     (240,994)           --
  Less deferred income tax (provision) benefit..............     (720,039)      987,848
                                                              -----------   -----------
Net other comprehensive income (loss).......................    1,142,613    (1,836,001)
                                                              -----------   -----------
Comprehensive loss..........................................  $(3,107,622)  $(3,630,800)
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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                    ACCUMULATED
                                          CLASS A    ADDITIONAL        OTHER
                             PREFERRED     COMMON      PAID-IN     COMPREHENSIVE    RETAINED
                               STOCK       STOCK       CAPITAL     INCOME (LOSS)    EARNINGS        TOTAL
                            -----------   --------   -----------   -------------   -----------   -----------
Balance, September 30,
  2000....................  $18,291,083   $218,250   $32,264,380   $(11,713,806)   $17,797,681    56,857,588
Net loss..................                                                          (4,250,235)   (4,250,235)
Net change in unrealized
  losses on investments,
  net of taxes............                                            1,142,613                    1,142,613
Cash dividends, common
  ($600 per share)........                                                             (58,444)      (58,444)
Cash dividends, preferred
  (variable rate).........                                                          (1,161,303)   (1,161,303)
Redemption and retirement
  of preferred stock......   (1,522,114)              (1,216,620)                                 (2,738,734)
Sale of variable rate
  preferred stock, net....       68,624                  621,108                                     689,732
                            -----------   --------   -----------   ------------    -----------   -----------
Balance, December 31,
  2000....................  $16,837,593   $218,250   $31,668,868   $(10,571,193)   $12,327,699   $50,481,217
                            ===========   ========   ===========   ============    ===========   ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $  (4,250,235)   $  (1,794,799)
  Adjustments to reconcile net loss to net cash from
    operating activities
    Proceeds from sales of trading securities...............      6,441,537        9,549,138
    Proceeds from maturities of trading securities..........      1,177,439           47,250
    Acquisition of trading securities.......................     (3,674,892)     (12,940,847)
    Earned discounts on receivables.........................     (4,944,525)      (5,119,272)
    Gains on investments and receivables, net...............     (2,016,503)      (4,378,017)
    Gains on sales of real estate...........................       (175,884)        (388,570)
    Provision for losses on real estate assets..............      1,864,557        2,416,330
    Provision for losses on other assets....................        677,989          236,000
    Depreciation and amortization...........................      1,360,506        1,130,369
    Minority interests......................................        (11,848)          18,300
    Deferred income tax benefit.............................     (2,815,566)        (875,957)
    Changes in assets and liabilities:
      Deferred costs........................................        472,450          651,061
      Life insurance and annuity reserves...................     11,065,684       11,539,700
      Compound and accrued interest on debentures and debt
        payable.............................................      1,508,640        1,146,655
      Other assets..........................................     15,182,111       12,436,008
      Accrued interest on receivables and investments.......       (798,004)        (840,741)
      Accounts payable and accrued expenses.................         39,342         (967,272)
      Other, net............................................       (654,244)        (565,093)
                                                              -------------    -------------
        Net cash from operating activities..................     20,448,554       11,300,243
                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments on real estate contracts and mortgage
    notes and other receivables.............................     32,469,055       47,194,403
  Proceeds from real estate sales...........................      5,332,280        8,542,974
  Proceeds from investment maturities.......................      1,525,701        2,540,094
  Proceeds from sale of available-for-sale securities.......     36,853,397               --
  Purchase of available-for-sale securities.................     (1,782,943)     (21,065,217)
  Proceeds from sale of real estate contracts and mortgage
    notes and other receivables.............................     79,226,011      195,201,045
  Acquisition of real estate contracts and mortgage notes
    and other receivables...................................   (110,054,816)    (164,394,571)
  Additions to real estate held.............................     (1,972,113)      (2,677,495)
  Retained mortgage servicing rights........................     (1,046,116)      (3,285,245)
  Capital expenditures......................................       (273,768)      (1,779,628)
                                                              -------------    -------------
        Net cash from investing activities..................     40,276,688       60,276,360
                                                              -------------    -------------

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in borrowings....................................     (9,302,217)     (45,074,554)
  Receipts from life and annuity products...................     30,126,169       26,193,205
  Withdrawals on life and annuity products..................    (30,450,803)     (28,755,898)
  Ceding of life and annuity products from (to) reinsurers,
    net.....................................................      1,898,873         (160,167)
  Repayment of debt payable.................................       (122,222)        (252,105)
  Issuance of debenture bonds...............................     16,624,472       32,854,995
  Issuance of preferred stock...............................        689,732        2,183,497
  Repayment of debenture bonds..............................     (4,328,623)     (48,597,720)
  Cash dividends............................................     (1,219,747)      (1,153,363)
  Redemption of preferred stock.............................     (2,738,734)        (217,505)
                                                              -------------    -------------
        Net cash from (used by) financing activities........      1,176,900      (62,979,615)
                                                              -------------    -------------
Net change in cash and cash equivalents.....................     61,902,142        8,596,988
Cash and cash equivalents at beginning of period............      2,664,035       20,406,837
                                                              -------------    -------------
Cash and cash equivalents at end of period..................  $  64,566,177    $  29,003,825
                                                              =============    =============
NON CASH INVESTING AND FINANCING ACTIVITIES OF COMPANY:
  Real estate acquired through foreclosure..................  $   3,699,851    $   6,118,664
  Receivables originated to facilitate the sale of real
    estate..................................................        575,590               --
  Transfer of investments from held-to-maturity to
    available-for-sale......................................     59,415,992               --

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

    The Company previously removed the assets and liabilities related to reinsurance treaties from the consolidated balance sheets. The Company has now restated its balance sheet for these assets and liabilities at December 31, 2000 and September 30, 2000 in the amounts of $111.0 million and $111.4 million, respectively.

    Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

  RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"), was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133, as amended, on October 1, 2000. As part of the implementation, the Company reclassified approximately $59.4 million of investments, including $0.4 million of unrealized losses, from held-to-maturity to available-for-sale.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

  RESIDUALS

    Since the Annual Percentage Rate (APR) of the mortgage loans are greater than the pass-through rate on the certificates, there is more cash generated from the pool of mortgages than what is needed to reduce the non-residual certificates to zero. A portion of the total excess cash flow is used to
(i) pay the master servicer a servicing fee for the servicing and collection of the receivables (ii) pay the trustee for services performed, and (iii) cover losses incurred on default loans. Any remaining cash flow will

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES eventually be passed through to the Company over the life of the securitization. The excess cash flow to be passed through to the Company is commonly referred to as the Residual.

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

                                                              ASSUMPTIONS
                                                              -----------
Prepayment rates............................................   11% - 18%
Default rate................................................  1.4% - 4.1%
Loss severity...............................................   28% - 44%
Discount rate...............................................   11% - 12%

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

                                                                ASSUMPTIONS
                                                              ----------------
Discount rate...............................................        10%
Prepayment rate.............................................     11% - 18%
Ancillary income rate.......................................  30 basis points, annually

    The Company continues to periodically assess the assumptions used in valuing the cash flows and the carrying values of its servicing rights.

    The principal amount of real estate receivables as to which payments were in arrears more than three months was $24.6 million at December 31, 2000 and $32.0 million at December 31, 1999.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

    Information about the Company's separate business segments and in total as of and for the three month period ended December 31, 2000 and 1999 is as follows:

                                      AS OF AND FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000
                              ----------------------------------------------------------------------------
                                                               PROPERTY     INTERSEGMENT
                               INVESTING       INSURANCE      DEVELOPMENT    ELIMINATION        TOTAL
                              ------------   --------------   -----------   -------------   --------------
Revenues....................  $ 10,384,419   $   24,228,870   $ 1,529,971   $  (2,222,535)  $   33,920,725
Income (loss) from
  operations................    (6,742,072)         190,867       (15,739)             --       (6,566,944)
Identifiable assets, net....   321,359,420    1,037,033,890    57,297,096    (154,421,085)   1,261,269,321
Depreciation and
  amortization..............     1,003,191           88,609       268,100              --        1,360,506
Capital expenditures........       246,578           27,190            --              --          273,768

                                      AS OF AND FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999
                              ----------------------------------------------------------------------------
                                                               PROPERTY     INTERSEGMENT
                               INVESTING       INSURANCE      DEVELOPMENT    ELIMINATION        TOTAL
                              ------------   --------------   -----------   -------------   --------------
Revenues....................  $ 18,697,602   $   20,225,730   $ 1,959,877   $  (1,982,235)  $   38,900,974
Income (loss) from
  operations................    (4,755,926)       1,954,485        48,726              --       (2,752,715)
Identifiable assets, net....   335,166,734    1,008,032,436    63,516,039    (140,825,714)   1,265,889,495
Depreciation and
  amortization..............       366,917          169,619       593,833              --        1,130,369
Capital expenditures........     1,598,400          181,228            --              --        1,779,628

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

                                                              ASSUMPTIONS
                                                              -----------
Prepayment rates............................................   11% - 18%
Default rate................................................  1.4% - 4.1%
Loss severity...............................................   28% - 44%
Discount rate...............................................   11% - 12%

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

                                                                ASSUMPTIONS
                                                              ----------------
Discount rate...............................................        10%
Prepayment rate.............................................     11% - 18%
Ancillary income rate.......................................  30 basis points, annually

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

    The increase in net loss before income taxes and minority interest of $3.8 million was primarily due to:

    - a decrease in gains on sales of receivables of $2.5 million,

    - an decrease in net interest spread of $0.9 million,

    - an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $1.2 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"), was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133, as amended, on October 1, 2000. As part of the implementation, the Company reclassified approximately $59.4 million of investments, including $0.4 million of unrealized losses, from held-to-maturity to available-for-sale.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       None.

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 10th day of May, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                                    METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                                                                /s/ C. PAUL SANDIFUR, JR.
                                                    ------------------------------------------------
                                                                  C. Paul Sandifur, Jr.
                                                      CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER

                                                                   /s/ WILLIAM SNIDER
                                                    ------------------------------------------------
                                                                     William Snider
                                                                 CHIEF FINANCIAL OFFICER