Form 10-K405/A
period 2000-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2001-05-11
CIK 65384

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                            ------------------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _______ TO _______

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

INSURANCE SUBSIDIARY EARNINGS MAY BE
UNAVAILABLE FOR DIVIDENDS AND FEES........  At September 30, 2000, approximately 79% of the
                                            Consolidated Group's assets were held by its insurance
                                            subsidiary, Western United. Insurance company
                                            regulations restrict the way in which an insurance
                                            company can transfer assets and the amount of money that
                                            can be paid out in dividends by the insurance company.
                                            To use money for dividends, the insurance company must
                                            obtain permission from the insurance commissioner in the
                                            state of domicile of the insurance company. These
                                            restrictions on the ability to declare dividends and
                                            transfers of assets could have an adverse effect on
                                            Metropolitan's financial performance and ability to meet
                                            its debt obligations and preferred stock dividend
                                            payments.

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

                 DISTRIBUTION OF RECEIVABLES BY COLLATERAL TYPE
                              (SEPTEMBER 30, 2000)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Residential         60%
Commercial          25%
Farms, Land, Other  15%

          DISTRIBUTION OF RECEIVABLES (COLLATERALIZED BY REAL ESTATE)
                              BY SECURITY POSITION

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

First Lien Position            98%
Second Lien or Lower Position   2%

             DISTRIBUTION OF ASSETS AS A PERCENTAGE OF TOTAL ASSETS

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Receivables Collateralized by Real Estate                     31%
Securities Investments                                        26%
Other Receivables (Structured Settlements, Lotteries,
Annuities and Direct Financing Leases)                        15%
Reinsurance Receivable                                         9%
Other                                                          8%
Real Estate Held                                               6%
Deferred Costs                                                 5%

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

                                                               YEAR ENDED OR AT SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
REAL ESTATE RECEIVABLES PURCHASED OR ORIGINATED DURING
  PERIOD
    Number..................................................     7,613       8,205       5,263
    Average Face Amount.....................................  $     78    $     66    $     58
    Face Amount.............................................  $591,278    $537,289    $307,170
    Unrealized Discounts, Net of Acquisition Costs..........    (7,766)     (1,247)    (11,208)
    Underlying Obligations Assumed(l).......................      (301)       (530)       (707)
                                                              --------    --------    --------
                                                              $583,211    $535,512    $295,255
                                                              ========    ========    ========
TOTAL REAL ESTATE RECEIVABLES OUTSTANDING AT END OF
  PERIOD(2)
    Number..................................................     8,797      13,353      15,246
                                                              --------    --------    --------
    Face Amount Discounted Receivables......................  $283,239    $438,838    $509,736
    Face Amount Originated Receivables......................   125,009     104,081     113,815
                                                              --------    --------    --------
    Total Outstanding Receivables...........................   408,248     542,919     623,551
    Unrealized Discounts Net of Unamortized Acquisition
      Costs.................................................   (13,949)    (13,417)    (19,730)
    Accrued Interest Receivable.............................     5,698      10,024      10,357
                                                              --------    --------    --------
  Net Balance...............................................  $399,997    $539,526    $614,178
                                                              ========    ========    ========
Receivables held for sale...................................  $ 43,979    $201,815    $159,855
Receivables held for investment.............................   356,018     337,711     454,323
                                                              --------    --------    --------
                                                              $399,997    $539,526    $614,178
                                                              ========    ========    ========
Average Net Balance per Receivable (Excluding Accrued
  Interest).................................................  $   44.8    $   40.0    $   39.6
Average Annual Yield on Discounted and Originated
  Receivables(3)............................................      10.7%       10.4%       10.6%

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

ALLOWANCE FOR LOSSES ON REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE HELD
  FOR INVESTMENT

    The Consolidated Group establishes an allowance for expected losses on real estate contracts and mortgage notes receivable held for investment based upon historical experience. The Consolidated Group continually reviews the results of its resales of repossessed real estate to identify any market trends and to document the Group's historical experience on such sales. The Consolidated Group adjusts its allowance for losses requirement, as appropriate, based upon such observed trends in delinquencies and losses on resales. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision for Losses on Real Estate Assets" under Item 7.

    The following table outlines the Consolidated Group's changes in the allowance for losses on real estate contracts and mortgage notes receivable held for investment:

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Beginning Balance......................................  $ 6,855,606   $ 8,678,589   $ 9,491,116
Provisions.............................................    9,037,741     5,429,416     3,239,676
Charge-Offs............................................   (5,153,536)   (7,252,399)   (4,052,203)
                                                         -----------   -----------   -----------
Ending Balance.........................................  $10,739,811   $ 6,855,606   $ 8,678,589
                                                         ===========   ===========   ===========
Percentage of Ending Balance of Allowances to
  Outstanding Real Estate Contracts and Mortgage Notes
  Receivable Held for Investment.......................          3.0%          2.0%          1.9%
                                                         ===========   ===========   ===========
Ratio of Net Charge-Offs to Average Real Estate
  Contracts and Mortgage Notes Receivable Held for
  Investment Outstanding During the Period.............          1.5%          1.8%          0.8%
                                                         ===========   ===========   ===========

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

                                                        CARRYING     CARRYING                 MARKET
                                                         VALUE        VALUE                   VALUE        YEAR OF     TOTAL RENT
PROPERTY TYPE/STATE LOCATION                            9/30/99      9/30/00                 9/30/00     FORECLOSURE    RECEIVED
----------------------------                           ----------   ----------              ----------   -----------   ----------
House, Vermont.......................................  $  149,765                    A                      1999
Commercial, New York.................................     239,058   $  239,058              $  265,620      1998        $ 52,875
House, Florida.......................................     137,522                    B                      1999
House, Utah..........................................     134,682                    C                      1999
House, Washington....................................     125,910                    D                      1998
House, Texas.........................................     108,108                    E                      1999
Commercial, New York.................................     124,098      124,331                 138,146      1999
Land, New York.......................................     108,000      108,000                 120,000      1999
Land, California.....................................      29,250                    F                      1998
Land, Washington.....................................                   99,000                 110,000      1999
House, New Jersey....................................     107,100                    G                      1999          11,105
House, Washington....................................                1,436,462               1,596,069      1999
House, Pennsylvania..................................     112,500                    H                      1999
Condo, Maryland......................................     333,000      259,200                 288,000      1999          41,380
Commercial Land, Florida.............................     153,000      144,000                 160,000      1999
Land, Washington.....................................     247,719                    I                      1998
Commercial, Washington...............................     645,215      641,096                 712,329      1999
Commercial, New York.................................     181,020      112,500                 125,000      1999
House, Illinois......................................                  216,000                 240,000      1999
House, Arizona.......................................     236,039      321,548                 357,276      1999
Commercial, Florida..................................     123,750       85,500                  95,000      1999
Land, Florida........................................     282,843      229,500                 255,000      1998
Condo, Washington....................................     108,152                    J                      1999
Commercial, New York.................................     208,800      161,550                 179,500      1999
House, California....................................                  141,300                 157,000      2000
Condo, New Jersey....................................     155,837                    K                      1999
House, California....................................     126,861                    L                      1999
Commercial, Texas....................................                  244,800                 272,000      2000
Commercial, New York.................................     144,000                    M                      1999
Condo, Nevada........................................                  103,976                 115,529      2000
Commercial Land, Florida.............................     203,742      170,550                 189,500      1999
Commercial, Florida..................................      40,500                    N                      1998
Commercial, New York.................................     179,550      125,550                 139,500      1998          26,483
House, California....................................     126,900                    O                      1999
House, Idaho.........................................     127,425                    P                      1999
Land, Arizona........................................      90,000       59,310                  65,900      1998
Commercial, California...............................     999,509                    Q                      1998          68,891
House, Texas.........................................                  133,795                 148,661      2000
House, Florida.......................................     688,817                    R                      1999
Land, Oregon.........................................     120,506       40,410                  44,900      1999
House, Arizona.......................................     131,950                    S                      1999
Commercial, Washington...............................     153,765                    T                      1999
House, Washington....................................                  171,482                 190,536      2000
House, Utah..........................................     108,000                    U                      1999
House, Oregon........................................     117,900                    V                      1999
Land, Utah...........................................     126,051      126,051                 140,057      1999

                                                        CARRYING     CARRYING                 MARKET
                                                         VALUE        VALUE                   VALUE        YEAR OF     TOTAL RENT
PROPERTY TYPE/STATE LOCATION                            9/30/99      9/30/00                 9/30/00     FORECLOSURE    RECEIVED
----------------------------                           ----------   ----------              ----------   -----------   ----------
Commercial, Idaho....................................     125,471                    W                      1999
House, Colorado......................................     100,350                    X                      1999
Land, California.....................................     130,500                    Y                      1999
Residential Mobile Home, Colorado....................                  124,200                 138,000      1999
Condo, California....................................     110,700                    Z                      1999
House, Washington....................................     478,242                   AA                      1999
Commercial, Rhode Island.............................     115,200                   AB                      1999
Commercial, New Jersey...............................     124,309                   AC                      1999
House, Indiana.......................................     192,324                   AD                      1999
House, Washington....................................     111,475                   AE                      1999
House, Washington....................................                  193,500                 215,000      1999
House, California....................................     243,000                   AF                      1999
Land, Utah...........................................                  104,400                 116,000      2000
House, Washington....................................                  168,452                 187,169      2000
Commercial, New Mexico...............................                  105,930                 117,700      1999
House, Arkansas......................................                  121,500                 135,000      1999
3 to 4 plex, New Jersey..............................                  170,830                 189,811      2000
House, Nevada........................................                  146,328                 162,587      2000
Commercial, Oregon...................................                  116,550                 129,500      2000
Commercial, Virginia.................................                  126,000                 140,000      2000
House, Maryland......................................                  296,759                 329,732      2000
House, California....................................     192,322                   AG                      1999
                                                       ----------
                                                       $9,460,737   $7,169,418              $7,966,022                  $200,734
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

                     LIFE INSURANCE AND ANNUITY OPERATIONS

INTRODUCTION

    One of the Consolidated Group's principal subsidiaries is Western United. Western United was incorporated in Washington State in 1963. As of
September 30, 2000, Western United owned approximately $995 million in assets, or approximately 79% of the Consolidated Group's total assets. Based on its admitted statutory assets at December 31, 1999, Western United ranks fifth in size among the 25 individual life and health insurance companies domiciled in the State of Washington. Nationally, Western United ranked 294th in size out of 1,481 companies based on admitted assets.

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

    The following table sets forth certain key financial information regarding the Consolidated Group's life insurance subsidiary.

                                                                YEAR ENDED AT SEPTEMBER 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------   ----------   --------
                                                                   (DOLLARS IN THOUSANDS)
Insurance In Force
  Individual Life...........................................  $259,976   $  282,481   $308,191
  Less Ceded to other Companies.............................   (37,595)     (41,372)   (47,653)
                                                              --------   ----------   --------
                                                               222,381      241,109    260,538
                                                              ========   ==========   ========
Life Insurance Revenues.....................................     1,767        1,994      2,194
Less Ceded Premiums.........................................      (309)        (326)      (323)
                                                              --------   ----------   --------
Net Life Insurance Premiums.................................     1,458        1,668      1,871
                                                              ========   ==========   ========
Net Investment Income.......................................    66,381       61,555     62,453
                                                              ========   ==========   ========
Benefits, Claim Losses and Settlement Expenses..............    45,174       44,526     47,170
                                                              ========   ==========   ========
Deferred Policy Acquisition Costs...........................    58,213       61,764     67,167
                                                              ========   ==========   ========
Reserves for Future Policy Benefits, Losses, Claims and Loss
  Expenses..................................................   886,510      893,144    853,786
                                                              ========   ==========   ========
Total Assets................................................   994,831    1,060,296    992,847
                                                              ========   ==========   ========
Capital and Surplus.........................................    96,430      100,420     89,618
                                                              ========   ==========   ========

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

  ANNUITY REINSURANCE

    Western United has entered into a reinsurance agreement with Old Standard which became effective July 1, 1998 and remained in effect at September 30, 2000. Under this agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products. The premiums ceded during the fiscal years ended September 30, 1999 and 2000 were approximately $44.7 million and $27.4 million, respectively. Western United received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $2.3 million and $1.5 million during the fiscal years ended September 30, 1999 and 2000, respectively. At September 30, 2000 and 1999, the Company has recorded a receivable from reinsurer of $111.2 million and $97.2 million related to this reinsurance agreement.

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

RESERVES

    Western United's reserves for both annuities and life insurance are actuarially determined and prescribed by its state of domicile and other states in which it does business through laws which are designed to protect annuity contract owners and policy owners. The amount of these reserves required for compliance with state law are reviewed by an actuary. These reserves are amounts which, at certain assumed rates, are calculated to be sufficient to meet Western United's future obligations under annuity contracts and life insurance policies currently in force. At September 30, 2000, such reserves were $886,510,000. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policy holders, duration of policies and variations in policy terms. Since such reserves are based on actuarial assumptions, no representation is made that ultimate liability will not exceed these reserves.

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

    The following table presents additional information about the Consolidated Group's investments in and sales of real estate held for sale and development:

                                                               YEAR ENDED OR AT SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
REAL ESTATE HELD FOR SALES AND DEVELOPMENT
  Investment Property Held for Sale and Development.........  $ 39,539    $ 44,945    $ 45,207
  Real Estate Acquired in Satisfaction of Debt and
    Foreclosures in Process.................................    34,605      40,802      44,507
                                                              --------    --------    --------
  Net Balance...............................................  $ 74,144    $ 85,747    $ 89,714
                                                              ========    ========    ========
SUMMARY OF CHANGES
  Balance at Beginning of Year..............................  $ 85,747    $ 89,714    $ 81,802
  Additions and Improvements:
    Condominiums............................................       458       6,437       7,628
    Repossessed and Development Real Estate.................    25,337      31,789      33,035
    Depreciation............................................    (1,151)     (2,557)     (2,171)
  Cost of Real Estate Sold:
    Condominium Units.......................................      (464)     (8,974)    (11,756)
    Real Estate.............................................   (35,783)    (30,662)    (18,824)
                                                              --------    --------    --------
  Balance at End of Year....................................  $ 74,144    $ 85,747    $ 89,714
                                                              ========    ========    ========
GAIN (LOSS) ON SALE OF REAL ESTATE
  Condominiums:
    Sales...................................................  $    378    $  8,822    $ 12,267
    Unit Costs..............................................      (187)     (2,930)     (4,608)
    Associated Selling Costs................................      (277)     (6,044)     (7,148)
                                                              --------    --------    --------
  Condominium-Gain (Loss)...................................       (86)       (152)        511
                                                              --------    --------    --------
  Real Estate:
    Sales...................................................    39,968      33,660      20,011
    Equity Basis............................................   (35,783)    (30,662)    (18,824)
                                                              --------    --------    --------
    Real Estate-Gain........................................     4,185       2,998       1,187
                                                              --------    --------    --------
    Total Gain(Loss) on Sale of Real Estate.................  $  4,099    $  2,846    $  1,698
                                                              ========    ========    ========

ALLOWANCE FOR LOSSES ON REAL ESTATE HELD FOR SALE

    The following table summarizes changes in the Consolidated Group's allowance for losses on real estate held for sale:

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Beginning Balance......................................  $ 2,462,466   $ 2,322,029   $ 2,835,982
Increase due to:
  Provision for losses.................................    2,817,950     5,246,144     2,959,621
  Charge-offs..........................................   (3,214,268)   (5,105,707)   (3,473,574)
Ending Balance.........................................  $ 2,066,148   $ 2,462,466   $ 2,322,029

    Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value at the measurement date and the estimated net realizable value at the foreclosure date. At foreclosure, the carrying value of the real estate held for sale is adjusted to the lower of cost or net realizable value. Any subsequent reduction in the estimated net realizable value is charged to operations through provision for losses.

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

                                                        YEAR ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME
  DATA:
Revenues...........................  $  171,422   $  165,008   $  155,815   $  155,135   $  156,672
                                     ==========   ==========   ==========   ==========   ==========
Income (loss) before minority
  interest.........................      (7,598)  $   16,593   $   10,453   $    9,791   $    8,146
Income allocated to minority
  interests........................          (3)        (318)        (126)        (123)        (108)
                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)..................      (7,601)      16,275       10,327        9,668        8,038
Preferred stock dividends..........      (4,553)      (3,642)      (3,732)      (4,113)      (3,868)
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) applicable to common
  stockholders.....................  $  (12,155)  $   12,633   $    6,595   $    5,555   $    4,170
                                     ==========   ==========   ==========   ==========   ==========
Ratio of earnings to fixed
  charges..........................            (1)       1.12        1.75         1.77         1.46
Ratio of earnings to fixed charges
  and preferred stock dividends....            (1)           (1)       1.37       1.31         1.14
PER COMMON SHARE DATA:
Income (loss) applicable to common
  stockholders(2)..................  $ (103,006)  $   97,933   $   50,728   $   42,733   $   32,073
                                     ==========   ==========   ==========   ==========   ==========
Weighted average number of common
  shares outstanding...............         118          129          130          130          130
                                     ==========   ==========   ==========   ==========   ==========
Cash dividends per common share....  $    2,400   $    2,400   $    1,200   $       --   $       --
                                     ==========   ==========   ==========   ==========   ==========
CONSOLIDATED BALANCE SHEET DATA:
Total assets.......................  $1,252,933   $1,328,357   $1,279,601   $1,140,898   $1,282,659
Debentures, line of credit
  advances, other debt payable and
  securities sold, not owned.......     288,346      336,233      323,908      190,131      363,427
Stockholders' equity...............      56,858       71,704       58,757       54,113       46,343

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

    Management monitors interest sensitive income and expense as it manages the objectives for the Consolidated Group's results of operations. Interest sensitive income consists of interest on Receivables, earned discount on Receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits. Insurance policy and annuity benefits primarily consist of interest that is credited on outstanding policies at the rates of return specified therein. Upon the issuance of an annuity or an insurance policy, these rates of return are guaranteed for a limited number of years. Thereafter, subject to any guaranteed rate of return specified in the insurance policy or annuity, these rates of return are subject to the discretion of Metropolitan. Additionally, insurance and annuity policy benefits also include payments of death claims on mortality contracts. These mortality contracts account for approximately 2% of Western United's direct premiums with a portion of the life risk offset by certain reinsurance treaties. For additional information on the average credited interest rates and reinsurance treaties, see "LIFE INSURANCE AND ANNUITY OPERATIONS" under Item 1.

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

                                                                FAIR VALUE WITH INTEREST RATE CHANGE
                                                          -------------------------------------------------
                                 CARRYING                  DECREASE     DECREASE     INCREASE     INCREASE
                                 AMOUNTS     FAIR VALUE       1%           2%           1%           2%
                                ----------   ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents...  $    2,664   $    2,664   $    2,664   $    2,664   $    2,664   $    2,664
  Investments:
    Trading...................      61,053       61,053       62,807       64,663       59,395       57,827
    Available-for-sale........     204,082      204,082      210,118      216,499      198,373      192,965
    Held-to-maturity..........      59,416       59,045       61,361       63,818       56,861       54,799
    Real estate contracts and
      mortgage notes..........     394,299      406,007      426,802      441,124      400,697      388,778
    Mortgage servicing
      rights..................      14,822       14,822       14,822       14,822       14,822       14,822
    Other receivable
      investments.............     184,632      178,835      185,993      193,601      172,097      165,748
    Reinsurance receivable....     111,378      111,378      114,069      116,850      108,776      106,258
                                ----------   ----------   ----------   ----------   ----------   ----------
                                $1,032,346   $1,037,886   $1,078,636   $1,114,041   $1,013,685   $  983,861
                                ==========   ==========   ==========   ==========   ==========   ==========
Financial Liabilities:
  Annuity reserves............  $  886,510   $  886,510   $  907,923   $  930,063   $  865,796   $  845,755
  Investment certificates.....     235,895      232,402      237,740      243,277      227,245      222,270
  Advances under line of
    credit....................       7,805        7,805        7,805        7,805        7,805        7,805
  Debt payable................      41,545       42,121       44,367       47,110       39,514       37,366
                                ----------   ----------   ----------   ----------   ----------   ----------
                                $1,171,755   $1,168,838   $1,197,835   $1,228,255   $1,140,360   $1,113,196
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
                                                         ===========   ===========   ===========

    The allowance for losses represent approximately 3.0%, 2.0% and 1.9% of the face value of Receivables collateralized by real estate, net of Receivables held for sale, at September 30, 2000, 1999 and 1998, respectively. These allowances are in addition to unamortized acquisition discounts of approximately
$13.9 million at September 30, 2000, $13.4 million at September 30, 1999 and $19.7 million at September 30, 1998.

    Establishing adequate levels of loss provision for losses that are inherent in the real estate contracts and mortgage notes receivable portfolio as of the balance sheet date is a function of several factors. Management's experience with the most significant of these factors during the last three fiscal years is set forth below:

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

    Delinquency and foreclosure experience provide information that the Consolidated Group uses to determine an adequate allowance for probable losses. In 1998 and 1999, the Consolidated Group's expected future loss rates inherent in the portfolio as of the balance sheet dates were based on the historical performance of the Company's receivable portfolio, which were primarily seller-financed receivables. The Consolidated Group used the seller-financed based assumptions because they anticipated that the sub-prime loans that were also being originated would perform the same as the seller-financed loans. When the Consolidated Group determined that the expected performance of the sub-prime loans differed from the assumptions, and such actual performance is not generally known until 12-24 months after origination, it revised the expected future loss rate that is inherent in the portfolio as of the balance sheet date. Additionally, not all pools will experience the same rate of loss over their respective remaining lives. Pools that have seasoned beyond the four year mark generally experience lower future losses than pools that are less seasoned. During 2000, the Consolidated Group identified actual delinquency and foreclosure experience by individual pool years and type of loan origination. Identifying actual delinquency, foreclosure experience and seasoning by individual pool years has allowed Metropolitan to further refine its methodology for determining an adequate allowance for probable losses. The application of the refined methodology increased the allowance for probable losses in 2000 to $10.7 million on $356.0 million of Receivables collateralized by real estate, net of Receivables held for sale, from $6.9 million on $337.7 million of Receivables collateralized by real estate, net of Receivables held for sale in 1999 and $8.7 million on $454.3 million of Receivables collateralized by real estate, net of Receivables held for sale in 1998. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" and "--Note 6" under Item 8. Improving the Consolidated Group's collection procedures, reducing delinquencies and reducing real estate held for sale and development, including repossessed property, continue to be ongoing goals of management.

PROVISION FOR LOSSES ON REAL ESTATE HELD FOR SALE

    The following table summarizes changes in the Consolidated Group's allowance for losses on real estate held for sale:

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Beginning Balance......................................  $ 2,462,466   $ 2,322,029   $ 2,835,982
Increase due to:
  Provision for losses.................................    2,817,950     5,246,144     2,959,621
  Charge-offs..........................................   (3,214,268)   (5,105,707)   (3,473,574)
Ending Balance.........................................  $ 2,066,148   $ 2,462,466   $ 2,322,029

    Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value at the measurement date and the estimated net realizable value at the foreclosure date. At foreclosure, the carrying value of the real estate held for sale is adjusted to the lower of cost or net realizable value. Any subsequent reduction in the estimated net realizable value is charged to operations through provision for losses.

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

    Additionally, as part of its evaluation of unrealized losses, Metropolitan determined that certain investments had other than temporary impairments due to the deterioration of the underlying collateral. Accordingly, the carrying value of the securities was decreased by approximately $1.1 million, $0.8 million and $0.8 million in fiscal 2000, 1999 and 1998, respectively, representing the amount permanently impaired through a charge to operations.

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

AMORTIZATION OF DEFERRED COSTS, NET OF COSTS CAPITALIZED

    Amortization of deferred costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to acquire or renew life and annuity policies, offset by the amortization of previously capitalized expenses. A net expense for any reporting period means that the amortization of previously capitalized expenses exceeded the capitalization of current year expenses. The following table reflects the components of the net expense reported by the Consolidated Group for the last three years.

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Current year costs capitalized........................  $ 9,049,531   $ 5,596,568   $ 7,437,183
Amortization of previously capitalized expenses.......   12,600,000    11,000,000    10,000,000
Net expense...........................................  $ 3,550,469   $ 5,403,432   $ 2,562,817

    While the capitalization of current year costs is dependent upon actual expenses (commissions and other) incurred, the amortization of previously capitalized costs is dependent upon the investment yields obtained by Metropolitan, policy crediting rates, and the policy termination experience for the current year, which is actuarially calculated. It is also impacted by the assumptions for these variables expected in future years.

REDUCTION IN LIFE INSURANCE PREMIUMS AND THE IMPACT OF REINSURANCE TRANSACTIONS
  ON THE RESULTS OF OPERATIONS

    Life insurance premiums consist of premiums on interest sensitive life plans and a small amount of premiums on traditional life plans. The traditional life premiums comprise a relatively small portion of the entire premium. In total, these premiums have been steadily declining from $1.9 million in 1998 to $1.7 million in 1999 and to $1.5 million in 2000. This can be attributed to two factors. First, a majority of these contracts were issued with the intent to discontinue premiums at some future date as the policy account value became large enough to continue the contract to maturity under current policy costs and crediting assumptions. As the policy account values meet these levels, future premiums cease. As almost no new life contracts are being issued, premiums also tend to decrease as policies terminate due to deaths and surrenders.

    The amount of life reinsurance is relatively small and hence has little impact on the results of operations. The premiums expensed are slightly higher than the benefits received resulting in a small reduction in the net operating results.

INCOME TAXES

    The Metropolitan Consolidated Group's income tax provision for the year ended September 30, 1999 reflects income tax benefits associated with a loss resulting from an investment strategy. In order to accomplish the investment strategy, the Consolidated Group sought capital appreciation by investing in securities of a major financial institution and a separate foreign corporation. Ultimately, an income tax loss resulted from the securities and warrants as the tax basis exceeded the sales proceeds. The Consolidated Group recorded approximately $14.0 million in income tax benefits associated with this transaction. The tax provision (benefit) for fiscal 2000 and 1998 approximated amounts that would have been provided by applying statutory rates to pre-tax income (loss).

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

                                                                      NUMBER OF SHARES
                  NAME                          TITLE OF CLASS       BENEFICIALLY OWNED   % OF CLASS
                  ----                     ------------------------  ------------------   ----------
C. Paul Sandifur, Jr.....................  Metropolitan Preferred
  601 W. First Avenue                        Stock, All Series
  Spokane, WA 99201                        Metropolitan Class A                 323           0.02%
                                             Common Stock                   35.6925          36.64%

C. Paul Sandifur, Jr.....................  Metropolitan Preferred
  Trustee(1)                                 Stock, All Series
  601 W. First Avenue                      Metropolitan Class A              30,000           1.64%
  Spokane, WA 99201                          Common Stock                   52.4667          53.86%

Summit Securities, Inc.(2)...............  Metropolitan Preferred
  601 W. First Avenue                        Stock, All Series
  Spokane, WA 99201                        Metropolitan Class A             247,622          13.54%
                                             Common Stock                    9.2483           9.49%

Irv Marcus...............................  Metropolitan Preferred
  601 W. First Avenue                        Stock, All Series
  Spokane, WA 99201                                                             406           0.02%

All Officers and Directors as a            Metropolitan Preferred
  group(3)...............................    Stock, All Series
                                           Metropolitan Class A             278,351          15.22%
                                             Common Stock                   97.4075         100.00%

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

         #12.01      Statement regarding computation of ratios.

          21.01      Subsidiaries of Metropolitan (Incorporated by Reference to
                     Exhibit 21 to Metropolitan's Annual Report on Form 10-K for fiscal 1997).

         *27.01      Financial Data Schedule.

---------

#  Previously filed.

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

Date: May 10, 2001

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
/s/ C. PAUL SANDIFUR, JR.
-------------------------------------------            Chief Executive Officer,           May 10, 2001
C. Paul Sandifur, Jr.                                    President and Director

/s/ WILLIAM D. SNIDER
-------------------------------------------            Chief Financial Officer and        May 10, 2001
William D. Snider                                        Principal Accounting Officer

/s/ REUEL SWANSON
-------------------------------------------            Secretary and Director             May 10, 2001
Reuel Swanson

/s/ IRV MARCUS
-------------------------------------------            Director                           May 10, 2001
Irv Marcus

/s/ HAROLD ERFURTH
-------------------------------------------            Director                           May 10, 2001
Harold Erfurth

/s/ JOHN TRIMBLE
-------------------------------------------            Director                           May 10, 2001
John Trimble

/s/ GARY BRAJCICH
-------------------------------------------            Director                           May 10, 2001
Gary Brajcich

/s/ SAMUEL SMITH
-------------------------------------------            Director                           May 10, 2001
Samuel Smith

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

As discussed in Note 11, the Company restated the September 30, 2000 and 1999 financial statements with respect to reinsurance treaties.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale in fiscal 1999.

                                          /s/ PricewaterhouseCoopers LLP

Spokane, Washington
December 28, 2000, except for the last
paragraph of Note 11 as to which the date is April 30, 2001

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 2000 AND 1999

                                                                   2000             1999
                                                              --------------   --------------
                                                               AS RESTATED      AS RESTATED
ASSETS:
  Cash and cash equivalents.................................  $    2,664,035   $   20,406,837
  Investments:
    Trading securities, at market...........................      61,052,838       45,013,522
    Available-for-sale securities, at market................     204,081,643      156,263,086
    Held-to-maturity securities, at amortized cost..........      59,415,992       66,441,407
    Accrued interest on investments.........................       2,532,995        1,855,352
                                                              --------------   --------------
      Total cash and investments............................     329,747,503      289,980,204
                                                              --------------   --------------
  Real estate contracts and mortgage notes receivable held
    for sale................................................      43,978,911      201,814,782

  Real estate contracts and mortgage notes receivable,
    net.....................................................     356,017,977      337,711,175
    Less allowance for losses...............................     (10,739,811)      (6,855,606)

  Real estate held for sale and development, including
    foreclosed real estate received in satisfaction of debt
    of $34,605,100 and $40,802,345..........................      74,144,242       85,747,433
    Less allowance for losses...............................      (2,066,148)      (2,462,466)
                                                              --------------   --------------
      Net real estate assets................................     461,335,171      615,955,318
                                                              --------------   --------------
  Other receivable investments, net.........................     182,387,856      174,707,840
                                                              --------------   --------------
  Other assets:
    Reinsurance receivable..................................     111,378,331       97,399,987
    Deferred costs, net.....................................      65,296,489       66,339,586
    Land, buildings and equipment, net......................      32,514,204       26,342,123
    Mortgage servicing rights, net..........................      14,821,575       10,898,621
    Other assets, net, including receivables from
     affiliates.............................................      55,451,509       46,732,827
                                                              --------------   --------------
      Total other assets....................................     279,462,108      247,713,144
                                                              --------------   --------------
      Total assets..........................................  $1,252,932,638   $1,328,356,506
                                                              ==============   ==============
LIABILITIES:
  Life insurance and annuity reserves.......................  $  886,510,121   $  893,144,042
  Debenture bonds and accrued interest......................     238,834,850      198,888,779
  Advances under line of credit.............................       7,805,520       62,908,030
  Debt payable..............................................      41,706,063       74,436,600
  Accounts payable and accrued expenses, including payable
    to affiliates...........................................      14,024,723       11,274,411
  Deferred income taxes.....................................       5,133,844       13,943,294
  Minority interest in consolidated subsidiaries............       2,059,929        2,056,887
                                                              --------------   --------------
      Total liabilities.....................................   1,196,075,050    1,256,652,043
                                                              --------------   --------------
  Commitments and contingencies (Notes 5, 11, 12 and 17)

STOCKHOLDERS' EQUITY:
  Preferred stock, (liquidation preference $62,504,429 and
    $53,094,517)............................................      18,291,083       19,099,294
  Subordinate preferred stock, no par.......................              --               --
  Common stock, Class A, $2,250 par, 97 and 129 shares
    issued and outstanding..................................         218,250          291,167
  Common stock, Class B, $2,250 par, no shares issued or
    outstanding.............................................              --               --
  Additional paid-in capital................................      32,264,380       22,522,036
  Accumulated other comprehensive loss......................     (11,713,806)      (3,638,723)
  Retained earnings.........................................      17,797,681       33,430,689
                                                              --------------   --------------
      Total stockholders' equity............................      56,857,588       71,704,463
                                                              --------------   --------------
      Total liabilities and stockholders' equity............  $1,252,932,638   $1,328,356,506
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

  REINSURANCE RECEIVABLE

    The Company's life insurance subsidiary has ceded a portion of certain life insurance annuity reserves and the related premiums to other companies, including Old Standard Life Insurance Company ("OSL"), an affiliate. Such reinsurance permits recovery of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risk reinsured. Accordingly, the Company has not removed the related assets and liabilities from the consolidated balance sheets.

  DEFERRED COSTS

    Deferred policy acquisition costs, consisting of commissions to agents and other insurance underwriting and annuity policy costs, are deferred. Costs that are estimated not to be recoverable from surrender charges are amortized as a constant percentage of the estimated gross realized and unrealized profits associated with the policies in force.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

  MORTGAGE SERVICING RIGHTS

    At the closing of each securitization, the Company measures the servicing asset retained at the allocated previous carrying amount based on relative fair values. Subsequent valuations of the servicing rights are performed to determine if there has been any impairment to the asset. The amount of any impairment recognized is the amount by which the carrying amount of the servicing rights exceed their fair value. The Company calculates the fair value of the servicing rights by discounting the expected net cash flow from its servicing activity. The net cash flow is measured as the amount by which the expected revenues from contractually specified servicing fees, late charges, and other ancillary sources, including "float", exceeds the estimated cost of servicing the assets. When determining the expected cash flow, the Company estimates (i) the future rates of prepayments (ii) ancillary income and (iii) net cost of servicing. The assumptions used for valuing the mortgage servicing rights for the last three years were as follows:

                                                    2000               1999               1998
                                              ----------------   ----------------   ----------------
Discount rate...............................        10%                10%                10%
Prepayment rate.............................     11% - 18%             14%                14%
                                              30 basis points,   22 basis points,   22 basis points,
Ancillary income rate.......................      annually           annually           annually

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

  POLICY LOANS

    Policy loans are carried at the unpaid principal balance of the loans and are included in other assets on the consolidated balance sheet.

  LIFE INSURANCE AND ANNUITY RESERVES

    Premiums for universal life insurance contracts and annuities are reported as life insurance and annuity reserves under the deposit method. Reserves for universal life insurance and annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near term.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

  INTEREST RATE RISK

    The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and debenture bonds) are subject to interest rate risk. In the year ending September 30, 2001, approximately $659.3 million of the Company's financial liabilities will reprice or mature as compared to approximately $418.7 million of its financial assets, resulting in a mismatch of approximately $240.6 million. This structure is beneficial in periods of declining interest rates; however, it may result in declining net interest income during periods of rising interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 94% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                                                       GROSS         GROSS          ESTIMATED
                                       AMORTIZED     UNREALIZED   UNREALIZED      MARKET VALUES
         AVAILABLE-FOR-SALE              COSTS         GAINS        LOSSES      (CARRYING VALUES)
         ------------------           ------------   ----------   -----------   ------------------
Mortgage- and asset-backed
  securities........................   144,821,834    1,155,032    (6,117,754)         139,859,112
                                      ------------   ----------   -----------   ------------------
Total fixed maturities..............   158,696,442    1,162,154    (6,309,700)         153,548,896
Equity securities (restricted)......     2,695,492       18,698                          2,714,190
                                      ------------   ----------   -----------   ------------------
Totals..............................  $161,391,934   $1,180,852   $(6,309,700)  $      156,263,086
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
                                                ===========   ============   ===========

    The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. During the year ended September 30, 2000, the actual loss severity and default rates increased over historical rates which had previously been used to estimate the fair value of the residuals. Accordingly, the Company adjusted its assumptions based on the actual historical performance and expectations of future performance of the loan pools. The assumptions used for valuing the residual certificates as of September 30 were as follows:

                                               2000           1999           1998
                                            -----------   ------------   ------------
Prepayment rates..........................   11% - 18%        14%            14%
Default rate..............................  1.4% - 4.1%   1.0% - 1.25%   1.0% - 1.25%
Loss severity.............................   28% - 44%        25%            25%
Discount rate.............................   11% - 12%        12%            12%

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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
                                                   ============   ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Contractual interest rates for 93% of the face value of receivables fall within a range from 6% to 13% per annum, and less than 4% of the receivables are subject to variable interest rates. The weighted average contractual interest rate on these receivables at September 30, 2000 and 1999 is approximately 9.5%. Maturity dates range from 2000 to 2030.

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

6.  ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS:

    The following is a summary of the changes in the allowance for losses on real estate contracts and mortgage notes receivable for the years ended September 30, 2000, 1999 and 1998.

                                            2000          1999          1998
                                         -----------   -----------   -----------
Beginning balance......................  $ 6,855,606   $ 8,678,589   $ 9,491,116
Provisions.............................    9,037,741     5,429,416     3,239,676
Charge-offs............................   (5,153,536)   (7,252,399)   (4,052,203)
                                         -----------   -----------   -----------
Ending balance.........................  $10,739,811   $ 6,855,606   $ 8,678,589
                                         ===========   ===========   ===========

    The Company establishes an allowance for expected losses on real estate assets and periodically evaluates its reserves to determine their adequacy. During the year ended September 30, 2000, the Company adjusted its loss reserve assumptions based on historical experience. The increase in loss provisions reflects the changes in reserve assumptions.

    The following is a summary of the changes in the allowance for losses on real estate held for sale for the years ended September 30, 2000, 1999 and 1998.

                                            2000          1999          1998
                                         -----------   -----------   -----------
Beginning balance......................  $ 2,462,466   $ 2,322,029   $ 2,835,982
Provisions.............................    2,817,950     5,246,144     2,959,621
Charge-offs............................   (3,214,269)   (5,105,707)   (3,473,574)
                                         -----------   -----------   -----------
Ending balance.........................  $ 2,066,148   $ 2,462,466   $ 2,322,029
                                         ===========   ===========   ===========

    The Company establishes an allowance for expected losses on real estate held for sale and periodically evaluates its reserves to determine their adequacy.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

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

    The Company's life insurance subsidiary has ceded a portion of certain life insurance risks, annuity reserves and the related premiums to other companies, including OSL, an affiliate. Such reinsurance permits recovery of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risk reinsured.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    The Company previously removed the assets and liabilities related to the reinsurance treaties from the consolidated balance sheets. The Company has now restated its balance sheet for these assets and liabilities at September 30, 2000 and 1999 as follows:

                                                                             LIFE INSURANCE
                                                              REINSURANCE     AND ANNUITY
                                                               RECEIVABLE       RESERVES
                                                              ------------   --------------
SEPTEMBER 30, 2000:

As previously reported......................................            --    $775,131,790
Ceded reinsurance...........................................  $111,378,331     111,378,331
                                                              ------------    ------------
As restated.................................................  $111,378,331    $886,510,121
                                                              ------------    ------------
SEPTEMBER 30, 1999:

As previously reported......................................            --    $795,744,055
Ceded reinsurance...........................................    97,399,987      97,399,987
                                                              ------------    ------------
As restated.................................................  $ 97,399,987    $893,144,042
                                                              ------------    ------------

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

    Information about the Company's separate business segments and in total as of and for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                         PROPERTY     INTERSEGMENT
                         INVESTING       INSURANCE      DEVELOPMENT    ELIMINATION        TOTAL
                        ------------   --------------   -----------   -------------   --------------
SEPTEMBER 30, 2000:
  Revenues............  $ 68,337,656   $  100,731,881   $11,371,595   $  (9,019,340)  $  171,421,792
  Income (loss) from
    operations........   (15,311,432)       2,717,529       902,296                      (11,691,607)
  Identifiable assets,
    net...............   327,088,223    1,015,465,069    57,138,351    (146,759,005)   1,252,932,638
  Depreciation and
    amortization......     3,635,404          335,511     1,150,600                        5,121,515
  Capital
    expenditures......     8,625,757          198,612                                      8,824,369

SEPTEMBER 30, 1999:
  Revenues............  $ 63,119,408   $   95,541,952   $17,521,219   $ (11,174,369)  $  165,008,210
  Income (loss) from
    operations........     4,956,942          661,264    (1,602,514)                       4,015,692
  Identifiable assets,
    net...............   389,165,927    1,045,174,888    62,746,457    (168,730,766)   1,328,356,506
  Depreciation and
    amortization......     2,279,849          517,543     2,556,325                        5,353,717
  Capital
    expenditures......     2,112,303          102,116                                      2,214,419

SEPTEMBER 30, 1998:
  Revenues............  $ 55,047,900   $   94,165,894   $17,051,189   $ (10,450,328)  $  155,814,655
  Income (loss) from
    operations........    11,890,255        6,062,643    (2,025,031)                      15,927,867
  Identifiable assets,
    net...............   408,340,047      997,880,432    66,876,206    (193,495,321)   1,279,601,364
  Depreciation and
    amortization......     2,022,965          303,028     2,170,670                        4,496,663
  Capital
    expenditures......    17,957,462           76,377         6,125                       18,039,964

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

    The estimated fair values of the following financial instruments as of September 30, 2000 and 1999 are as follows:

                                                               2000
                                                     -------------------------
                                                      CARRYING
                                                       AMOUNTS     FAIR VALUE
                                                     -----------   -----------
Financial assets:
  Cash and cash equivalents........................  $ 2,664,035   $ 2,664,035
  Investments:
    Trading securities.............................   61,052,838    61,052,838
    Available-for-sale securities..................  204,081,643   204,081,643
    Held-to-maturity securities....................   59,415,992    59,045,232
  Real estate contracts and mortgage notes
    receivable (including futures contracts used
    for hedging purposes)..........................  394,298,739   406,007,240
  Other receivable investments.....................  184,632,011   178,835,578
  Reinsurance receivable...........................  111,378,331   111,378,331
  Mortgage servicing rights........................   14,821,575    15,409,293

Financial liabilities:
  Life insurance and annuity reserves..............  886,510,121   886,510,121
  Debenture bonds--principal and compound
    interest.......................................  235,894,640   232,401,512
  Debt payable--principal..........................   41,545,012    42,121,474
  Advances under line of credit....................    7,805,520     7,805,520

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                                                               1999
                                                     -------------------------
                                                      CARRYING
                                                       AMOUNTS     FAIR VALUE
                                                     -----------   -----------
Financial assets:
  Cash and cash equivalents........................  $20,406,837   $20,406,837
  Investments:
    Trading securities.............................   45,013,522    45,013,522
    Available-for-sale securities..................  156,263,086   156,263,086
    Held-to-maturity securities....................   66,441,407    65,259,835
  Real estate contracts and mortgage notes
    receivable (including futures contracts used
    for hedging purposes)..........................  529,501,874   537,910,651
  Other receivable investments.....................  174,707,840   179,870,173
  Reinsurance receivable...........................   97,399,987    97,399,987
  Mortgage servicing rights........................   10,898,621    10,898,621

Financial liabilities:
  Life insurance and annuity reserves..............  893,144,042   893,144,042
  Debenture bonds--principal and compound
    interest.......................................  196,125,748   202,421,385
  Debt payable--principal..........................   74,317,319    74,721,376
  Advances under line of credit....................   62,908,030    62,908,030

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

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                             FUTURE POLICY
                                                DEFERRED       BENEFITS,                  OTHER POLICY
                                                 POLICY      LOSSES, CLAIMS                CLAIMS AND
                                               ACQUISITION      AND LOSS      UNEARNED      BENEFITS
                                                  COST          EXPENSES      PREMIUMS      PAYABLE
                                               -----------   --------------   ---------   ------------
September 30, 2000
  Life Insurance and Annuities...............  $58,213,284    $886,510,121    $    --      $      --
September 30, 1999
  Life Insurance and Annuities...............  $61,763,753    $893,144,042    $    --      $      --
September 30, 1998
  Life Insurance and Annuities...............  $67,167,185    $853,785,512    $    --      $      --

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