Form 10-Q
period 2001-03-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2001-05-15
CIK 65384

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2001

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________ to ____________

                       Commission file number 001-15595

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

     WASHINGTON                                 91-0609840
     ----------                                 ----------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

              601 W. 1ST AVENUE, SPOKANE, WASHINGTON   99201-5015
             ----------------------------------------  ----------
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

     Common "A":  97 shares at April 30, 2001.
     Common "B":   0 shares at April 30, 2001.

                 METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

     Condensed Consolidated Balance Sheets
     As of March 31, 2001 and September 30, 2000 (unaudited)

     Condensed Consolidated Statements of Operations
     Six Months Ended March 31, 2001 and 2000 (unaudited)
     Three Months Ended March 31, 2001 and 2000 (unaudited)

     Consolidated Statements of Comprehensive Income
     Six Months Ended March 31, 2001 and 2000 (unaudited)
     Three Months Ended March 31, 2001 and 2000 (unaudited)

     Consolidated Statement of Stockholders' Equity
     Six Months Ended March 31, 2001 (unaudited)

     Condensed Consolidated Statements of Cash Flows
     Six Months Ended March 31, 2001 and 2000 (unaudited)

     Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                         March 31,               September 30,
                                                                           2001                      2000
                                                                      --------------            --------------
ASSETS
 Cash and cash equivalents                                            $   58,074,071            $    2,664,035
 Investments
   Trading securities, at market                                          58,499,752                61,052,838
   Available-for-sale securities, at market                              269,305,775               204,081,643
   Held-to-maturity securities, at amortized cost (market
    value $0 and $59,045,232)                                                      -                59,415,992
   Accrued interest on investments                                         2,511,800                 2,532,995
                                                                      --------------            --------------
     TOTAL CASH AND INVESTMENTS                                          388,391,398               329,747,503
                                                                      --------------            --------------

 Real estate contracts and mortgage notes and other
  receivables, net, including real estate contracts and
  mortgage notes receivable held for sale of approximately
  $8,686,000 and $43,979,000                                             575,624,158               584,628,899
 Real estate held for sale and development,including
  foreclosed real estate                                                  76,306,134                74,144,242
                                                                      --------------            --------------
 Total receivables and real estate assets                                651,930,292               658,773,141
 Less allowance for losses                                               (16,300,890)              (15,050,114)
                                                                      --------------            --------------
 NET RECEIVABLES AND REAL ESTATE ASSETS                                  635,629,402               643,723,027
                                                                      --------------            --------------
 Reinsurance receivable                                                  110,563,986               111,378,331
 Deferred acquisition costs, net                                          65,570,555                65,296,489
 Land, building and equipment, net of accumulated depreciation            30,142,544                32,514,204
 Mortgage servicing rights, net                                           13,656,234                14,821,575
 Other assets, net of allowance, including receivable from
  affiliates                                                              45,248,922                55,451,509
                                                                      --------------            --------------
     TOTAL ASSETS                                                     $1,289,203,041            $1,252,932,638
                                                                      ==============            ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
  Life insurance and annuity reserves                                 $  926,946,924            $  886,510,121
  Debenture bonds and accrued interest                                   267,855,166               238,834,850
  Advances under line of credit                                                    -                 7,805,520
  Other debt payable                                                      39,931,190                41,706,063
  Accounts payable and accrued expenses                                   13,703,175                14,024,723
  Deferred income taxes                                                      733,844                 5,133,844
  Minority interest in consolidated subsidiaries                           1,925,543                 2,059,929
                                                                      --------------             -------------
     TOTAL LIABILITIES                                                 1,251,095,842             1,196,075,050
                                                                      --------------             -------------
 STOCKHOLDERS' EQUITY
  Preferred stock, Series A, B, C, D, E cumulative with
   variable rate, $10 par value, authorized 8,325,000,
   issued 1,596,824 shares and 1,829,108 shares (liquidation
   preference $56,430,006 and $62,504,429 respectively)                  15,968,239                 18,291,083
  Class A common stock-voting, $2,250 par value, authorized
   222 shares, issued 97 shares                                             218,250                    218,250
  Additional paid-in capital                                             28,521,040                 32,264,380
  Retained earnings (accumulated deficit)                                (2,945,021)                17,797,681
  Accumulated other comprehensive loss                                   (3,655,309)               (11,713,806)
                                                                     --------------              -------------
     TOTAL STOCKHOLDERS' EQUITY                                          38,107,199                 56,857,588
                                                                     --------------              -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,289,203,041             $1,252,932,638
                                                                     ==============             ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                      Three Months Ended             Six Months Ended
                                                                           March 31,                    March 31,
                                                                      2001          2000          2001           2000
                                                                  ------------   -----------   ------------   -----------
REVENUES
 Insurance premiums earned                                        $    754,880   $   369,244   $  1,152,385    $   797,500
 Interest on receivables                                             9,993,618    11,183,512     19,339,128     22,167,908
 Earned discount on receivables                                      4,798,450     5,575,408      9,739,667     10,941,821
 Other investment income                                             7,704,365     7,124,214     15,408,959     13,556,936
 Real estate sales                                                   3,395,461    13,034,852      9,303,331     21,577,826
 Fees, commissions, service and other income                         3,455,939     3,530,251      7,063,465      6,298,449
 Investment gains (losses), net                                     (8,265,123)    2,164,116     (9,077,387)     1,246,725
 Realized gains on sales of receivables                                 88,996     4,376,711      2,917,763      9,672,119
                                                                  ------------   -----------   ------------   ------------
   TOTAL REVENUES                                                   21,926,586    47,358,308     55,847,311     86,259,284
                                                                  ------------   -----------   ------------   ------------
EXPENSES
 Insurance policy and annuity benefits                              12,734,764    11,704,864     24,546,793     23,672,820
 Interest expense                                                    6,391,300     6,593,010     12,516,246     12,420,824
 Cost of real estate sold                                            3,382,995    11,873,317      9,114,981     20,027,721
 Provision for losses on real estate assets                          3,026,400     2,161,911      4,890,957      4,578,241
 Provision for losses on other assets                                1,291,945       718,578      1,969,934        954,578
 Salaries and employee benefits                                      6,819,183     7,960,107     13,264,390     15,184,517
 Commissions to agents                                               3,609,145     3,144,140      6,760,181      5,821,522
 Other operating and underwriting expenses                           7,101,782     1,806,252     11,146,261      4,325,511
 Amortization of deferred acquisition costs, net of costs
  capitalized                                                         (650,731)      633,874        (15,291)     1,264,010
                                                                  ------------   -----------   ------------   ------------
   TOTAL EXPENSES                                                   43,706,783    46,596,053     84,194,452     88,249,744
                                                                  ------------   -----------   ------------   ------------
Income (loss) before income taxes and minority interest            (21,780,197)      762,255    (28,347,141)    (1,990,460)
(Provision) benefit for income taxes                                 7,575,510      (237,037)     9,880,371        739,179
                                                                  ------------   -----------   ------------   ------------
Income (loss) before minority interest                             (14,204,687)      525,218    (18,466,770)    (1,251,281)
(Income) loss of consolidated subsidiaries allocated to
 minority stockholders                                                 122,537       (74,050)       134,385        (92,350)
                                                                  ------------   -----------   ------------   ------------
Net income (loss)                                                  (14,082,150)      451,168    (18,332,385)    (1,343,631)
Preferred stock dividends                                           (1,132,125)   (1,152,447)    (2,293,428)    (2,228,166)
                                                                  ------------   -----------   ------------   ------------
LOSS APPLICABLE TO COMMON STOCKHOLDERS                            $(15,214,275)  $  (701,279)  $(20,625,813)  $ (3,571,797)
                                                                  ============   ===========   ============   ============
Basic and diluted loss per share applicable to common
 stockholders                                                     $   (156,848)  $    (5,478)  $   (212,637)  $    (27,688)
                                                                  ============   ===========   ============   ============
Weighted average number of shares of common stock outstanding               97           128             97            129
                                                                  ============   ===========   ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (unaudited)

                                                                 Three Months Ended             Six Months Ended
                                                                 2001           2000           2001           2000
                                                             ---------------------------------------------------------
 Net income (loss)                                           $(14,082,150)   $  451,168    $(18,332,385)  $(1,343,631)

 OTHER COMPREHENSIVE INCOME (LOSS):
   Change in unrealized income (loss) on investments           10,478,612     1,264,416      12,580,604    (1,559,433)
   Cumulative effect of accounting change, net of tax                   -             -        (240,994)            -
   Less deferred income tax (provision) benefit                (3,562,728)     (442,437)     (4,281,113)      545,412
                                                             ------------   ----------     ------------   -----------
 Net other comprehensive income (loss)                          6,915,884       821,979       8,058,497    (1,014,021)
                                                             ------------   ----------     ------------   -----------
 Comprehensive income (loss)                                 $ (7,166,266)  $1,273,147     $(10,273,888)  $(2,357,652)
                                                             ============   ==========     ============   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                   Accumulated
                                                       Class A     Additional        Other
                                         Preferred      Common       Paid-In      Comprehensive      Retained
                                           Stock         Stock       Capital      Income (Loss)      Earnings         Total
                                        -----------    --------    -----------    -------------    ------------    ------------
Balance, September 30, 2000             $18,291,083    $218,250    $32,264,380    $(11,713,806)    $ 17,797,681    $ 56,857,588

Net loss                                                                                            (18,332,385)    (18,332,385)
Net change in unrealized losses
 on investments, net of taxes                                                        8,058,497                        8,058,497
Cash dividends, common ($1,200
 per share)                                                                                            (116,889)       (116,889)
Cash dividends, preferred
 (variable rate)                                                                                     (2,293,428)     (2,293,428)
Redemption and retirement of
 preferred stock                         (2,412,044)               (4,549,634)                                       (6,961,678)
Sale of variable rate preferred
 stock, net                                  89,200                   806,294                                           895,494
                                        -----------    --------    -----------    ------------     ------------    ------------
Balance, March 31, 2001                 $15,968,239    $218,250    $28,521,040    $ (3,655,309)    $ (2,945,021)   $ 38,107,199
                                        ===========    ========    ===========    ============     ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Six Months Ended March 31,
                                                                                2001                      2000
                                                                           -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $ (18,332,385)             $  (1,343,631)
   Adjustments to reconcile net loss to net cash from operating activities
     Proceeds from sales of trading securities                                 6,444,037                 13,269,542
     Proceeds from maturities of trading securities                            3,089,858                     96,501
     Acquisition of trading securities                                        (8,442,633)               (16,907,206)
     Earned discounts on receivables                                          (9,739,667)               (10,941,821)
     Gains (losses) on investments and receivables, net                        6,159,624                (10,918,843)
     Gains on sales of real estate                                              (188,350)                (2,507,959)
     Provision for losses on real estate assets                                4,890,957                  5,536,095
     Provision for losses on other assets                                      1,969,934                    954,578
     Depreciation and amortization                                             2,674,009                  2,318,194
     Minority interests                                                         (134,386)                    92,350
     Deferred income tax benefit                                              (8,161,143)                (2,385,300)
     Changes in assets and liabilities:
      Deferred costs                                                            (274,066)                  (151,897)
      Life insurance and annuity reserves                                     22,648,377                 22,229,586
      Compound and accrued interest on debentures and debt payable             3,862,372                 (3,341,742)
      Other assets                                                            11,234,940                 14,364,395
      Accrued interest on receivables and investments                           (573,399)                  (783,257)
      Accounts payable and accrued expenses                                     (652,503)                 6,225,849
      Other, net                                                                 (40,873)                  (605,847)
                                                                           -------------              -------------
        Net cash from operating activities                                    16,434,703                 15,199,587
                                                                           -------------              -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Principal payments on real estate contracts and mortgage notes
  and other receivables                                                       60,065,046                 94,239,113
 Proceeds from real estate sales                                               8,727,741                 16,610,798
 Proceeds from investment maturities                                           2,997,685                  7,184,606
 Proceeds from sale of available-for-sale securities                          51,344,658                  6,155,340
 Purchase of available-for-sale securities                                   (55,559,527)               (74,593,427)
 Proceeds from sale of real estate contracts and mortgage notes
  and other receivables                                                      104,847,607                337,569,348
 Acquisition of real estate contracts and mortgage notes and
  other receivables                                                         (153,718,868)              (337,482,619)
 Additions to real estate held                                                (3,450,422)                (4,921,613)
 Retained mortgage servicing rights                                           (1,046,116)                (5,208,991)
 Capital expenditures                                                           (649,365)                (4,978,589)
                                                                           -------------              -------------
   NET CASH FROM INVESTING ACTIVITIES                                         13,558,439                 34,573,966
                                                                           -------------              -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in borrowings                                                       (9,302,217)               (47,329,084)
 Receipts from life and annuity products                                      76,490,809                 52,278,402
 Withdrawals on life and annuity products                                    (61,922,558)               (80,181,801)
 Ceding of life and annuity products from reinsurers, net                      4,034,520                 10,953,560
 Repayment of debt payable                                                      (566,377)                (3,052,897)
 Issuance of debenture bonds                                                  34,185,926                 48,984,538
 Issuance of preferred stock                                                     895,494                  5,146,125
 Repayment of debenture bonds                                                 (9,026,708)               (36,330,149)
 Cash dividends                                                               (2,410,317)                (2,383,055)
 Redemption of preferred stock                                                (6,961,678)                  (741,093)
 Redemption of common stock                                                            -                   (212,188)
                                                                           -------------              -------------
   NET CASH FROM (USED BY) FINANCING ACTIVITIES                               25,416,894                (52,867,642)
                                                                           -------------              -------------
Net change in cash and cash equivalents                                       55,410,036                 (3,094,089)
Cash and cash equivalents at beginning of period                               2,664,035                 20,406,837
                                                                           -------------              -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  58,074,071              $  17,312,748
                                                                           =============              =============

NON CASH INVESTING AND FINANCING ACTIVITIES OF COMPANY:
  Real estate acquired through foreclosure                                 $   9,886,443              $  12,204,016
  Receivables originated to facilitate the
    sale of real estate                                                          575,590                  4,967,028
  Transfer of investments from
    held-to-maturity to available-for-sale                                    59,415,992                          -

The accompanying notes are an integral part of the condensed consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries (the "Company" or "Consolidated Group") as of March 31, 2001, the results of operations for the three months and six months ended March 31, 2001 and 2000 and the cash flows for the six months ended March 31, 2001 and 2000. The results of operations for the three and six months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 2000 Form 10-K, as amended.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net loss or retained earnings as previously reported.

Recent Accounting Developments
------------------------------

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133, as amended, on October 1, 2000. As part of the implementation, the Company reclassified approximately $59.4 million of investments, including $0.4 million of unrealized losses, from held-to-maturity to available-for-sale.

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

     During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). The Consolidated Group was required to adopt this EITF on April 1, 2001. This EITF changed the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. As of March 31, 2001, the Company had approximately $3.7 million in net temporary declines in fair value (net of tax) recorded in accumulated other comprehensive loss in stockholders' equity. The implementation of SOP 99-20 on April 1, 2001 did not have a material impact on the consolidated financial statements.

     On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS 140 did not have a material impact on the Consolidated Group's results of operations or financial condition.

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

     At September 30, 2000, the Company had approximately $68 million in securitization prefunding. During the first quarter of the current year, the Company contributed $68 million of real estate receivables to fulfill the September 30, 2000 prefunding balance and recognized gains of approximately $2.8 million. The Company does not anticipate participating in any additional mortgage related securitizations during 2001.

Residuals
----------

     Since the Annual Percentage Rate (APR) of the mortgage loans are greater than the pass-through rate on the certificates, there is more cash generated from the pool of mortgages than what is needed to reduce the non-residual certificates to zero. A portion of the total excess cash flow is used to (i) pay the master servicer a servicing fee for the servicing and collection of the receivables (ii) pay the trustee for services performed, and (iii) cover losses incurred on defaults. Any remaining cash flow will eventually be passed through to the Company over the life of the securitization. The excess cash flow to be passed through to the Company is commonly referred to as the Residual.

     The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. The assumptions used for valuing the residual certificates as of March 31, 2001 were as follows:

                                        Assumptions
     Prepayment rates                    11% - 20%
     Default rate                       1.4% - 4.4%
     Loss severity                       22% - 35%
     Discount rate                          10%


     The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. During the current period, the Company determined that a certain "available-for-sale" residual had experienced a deterioration of future expected cash flows. The new expected cash flow, when discounted at the risk free rate, was $2.1 million less than the carrying value. Accordingly, the $2.1 million permanent impairment was recorded in the statement of operations as gains (losses) on investments. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals.

2.  Segment Reporting

     The Company principally operates in three industry segments which encompass: (1) investing in real estate contracts and mortgage notes receivable, other receivables and investment securities; (2) insurance and annuity operations; and (3) property development activities. The insurance segment also invests a substantial portion of the proceeds from insurance and annuity operations in real estate contracts and mortgage notes receivables, other receivables and investment securities. All transactions between segments are eliminated. The Company allocates certain overhead and operating expenses amongst its segments.

     Information about the Company's separate business segments and in total as of and for the six and three month periods ended March 31, 2001 and 2000 is as follows:

                                              As of and for the six month period ended March 31, 2001
                                 ------------------------------------------------------------------------------------
                                                                      Property        Intersegment
                                   Investing        Insurance        Development       Elimination         Total
                                 ------------------------------------------------------------------------------------
Revenues                         $  8,912,062     $   49,323,760     $ 1,905,464     $  (4,293,975)    $   55,847,311
Income (loss) from operations     (22,571,513)        (5,593,032)       (182,596)                -        (28,347,141)
Identifiable assets, net          322,510,887      1,066,720,622      57,811,791      (157,840,259)     1,289,203,041
Depreciation and amortization       1,974,008            154,802         545,199                 -          2,674,009
Capital expenditures                  615,846             33,519               -                 -            649,365

                                              As of and for the three month period ended March 31, 2001
                                 ------------------------------------------------------------------------------------
                                                                      Property        Intersegment
                                   Investing        Insurance        Development       Elimination         Total
                                 ------------------------------------------------------------------------------------
Revenues                         $ (1,472,357)    $   25,094,890     $   375,493     $  (2,071,440)    $   21,926,586
Income (loss) from operations     (15,829,441)        (5,783,899)       (166,857)                -        (21,780,197)
Identifiable assets, net          322,510,887      1,066,720,622      57,811,791      (157,840,259)     1,289,203,041
Depreciation and amortization         970,211             66,193         277,099                 -          1,313,503
Capital expenditures                  369,268              6,329               -                 -            375,597

                                              As of and for the six month period ended March 31, 2000
                                 ------------------------------------------------------------------------------------
                                                                      Property        Intersegment
                                   Investing        Insurance        Development       Elimination         Total
                                 ------------------------------------------------------------------------------------
Revenues                         $ 44,713,824     $   40,493,458     $ 4,443,782     $  (3,391,780)    $   86,259,284
Income (loss) from operations      (6,377,649)         4,561,054        (173,865)                -         (1,990,460)
Identifiable assets, net          342,943,330      1,024,139,269      59,183,857      (137,996,110)     1,288,270,346
Depreciation and amortization       1,541,670            163,724         612,800                 -          2,318,194
Capital expenditures                4,790,707            187,882               -                 -          4,978,589

                                              As of and for the three month period ended March 31, 2000
                                 ------------------------------------------------------------------------------------
                                                                      Property        Intersegment
                                   Investing        Insurance        Development       Elimination         Total
                                 ------------------------------------------------------------------------------------
Revenues                         $ 26,252,222     $   19,995,984     $ 2,483,905     $  (1,373,803)    $   47,358,308
Income (loss) from operations      (1,652,557)         2,606,569        (191,757)                -            762,255
Identifiable assets, net          342,943,330      1,024,139,269      59,183,857      (137,996,110)     1,288,270,346
Depreciation and amortization         811,287             83,005         283,900                 -          1,178,192
Capital expenditures                3,100,079             98,882               -                 -          3,198,961


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     These discussions may contain forward-looking statements. A forward-looking statement may contain words or phrases such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

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

The Company and its subsidiaries (the "Consolidated Group") principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, equipment leases and other investments ("Receivables"). The Receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Company predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group's real estate receivables include A-, B and C credit quality obligors. In addition to investing in existing receivables, the Consolidated Group began originating non-conventional, A-, B and C credit borrower loans during late fiscal 1996 through Metwest. The Consolidated Group discontinued these originations through Metwest in January of 2001. Additionally, during the first quarter of fiscal year 2001, the Consolidated Group discontinued the origination of equipment leases and does not currently have plans to resume this division.

     In April 2001, Metropolitan participated with certain affiliated entities in a transaction with Ocwen Financial Corporation (NYSE: OCN) where the servicing rights to approximately $1.8 billion in securitized mortgages and owned loans will be transferred to Ocwen. Of the total servicing rights transferred, Metropolitan contributed $1.7 billion in securitized and owned loans. The transaction, which is contingent upon certificate holder approval for the securitized loans, will result in Metropolitan receiving cash for the mortgage servicing rights, the return of advances previously deposited into the securitization trusts, a reduction in servicing income from the securitized loans and a reduction in operating expenses.

     The Company's future business activities will involve redirecting company resources to areas of more proven profitability, including cash flowing assets, investments in marketable debt securities, commercial lending, property development, and other investments. The Company believes that a re-focus of business activities will result in an improvement in future net interest income. The foregoing, along with reductions in non-interest expenses are expected to result in improvements in future operating results.

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

Commercial Loans

     The Company, through Old Standard, originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million. The Company currently projects expansion of the origination of commercial loans during the remainder of 2001. This projection is in part due to management's current perception that this market may be inadequately served by current lenders, who are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development commercial loan markets.

Capital Markets (Loan Pool) Acquisition Sources

     Previously, Metropolitan acquired pools of real estate Receivables through its capital markets group. The pools of Receivables were acquired from brokers, banks, savings and loans organizations, mortgage broker firms or other financial institutions. Metropolitan has discontinued this acquisition method.

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

Delinquencies

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $20.8 million at March 31, 2001 and $25.0 million at March 31, 2000.

     The carrying amount of other receivables as to which payments were in arrears more than three months was $6.7 million at March 31, 2001 and $5.7 million at March 31, 2000.

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

     At September 30, 2000, the Company had approximately $68 million in securitization prefunding. During the first quarter of the current year, the Company contributed $68 million of real estate receivables to fulfill the September 30, 2000 prefunding balance and recognized gains of approximately $2.8 million. The Company does not anticipate participating in any additional mortgage related securitizations during 2001.

Residuals

     Since the Annual Percentage Rate (APR) of the mortgage loans is greater than the pass-through rate on the certificates, there is more cash generated from the pool of mortgages than what is needed to reduce the non-residual certificates to zero. A portion of the total excess cash flow is used to (i) pay the master servicer a servicing fee for the servicing and collection of the receivables (ii) pay the trustee for services performed, and (iii) cover losses incurred on defaults. Any remaining cash flow will eventually be passed through to the Company over the life of the securitization. The excess cash flow to be passed through to the Company is commonly referred to as the Residual.

     The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. The assumptions used for valuing the residual certificates as of March 31, 2001 were as follows:

                                           Assumptions
      Prepayment rates                      11% - 20%
      Default rate                         1.4% - 4.4%
      Loss severity                         22% - 35%
      Discount rate                            10%

     The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. During the current period, the Company determined that a certain "available-for-sale" residual had experienced a deterioration of future expected cash flows. The new expected cash flow, when discounted at the risk free rate, was $2.1 million less than the carrying value. Accordingly, the $2.1 million permanent impairment was recorded in the statement of operations as gains (losses) on investments. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals.

Liquidity and Capital Resources

     In addition to the liquidity provided through internal sources which include the sale and maturity of receivables and investments; receivable and portfolio earnings; and the sale of real estate, the following liquidity sources are available to the Company:

Federal Home Loan Bank of Seattle (FHLB)

     The Company has a secured line of credit agreement with the FHLB through its subsidiary, WULA. When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At March 31, 2001, WULA had a stock investment in the FHLB of approximately $3.0 million, which resulted in a borrowing capacity of approximately $59.8 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At March 31, 2001, WULA had pledged $70.0 million in eligible collateral with a market value of $67.6 million and a borrowing potential of $47.8 million. At March 31, 2001 WULA had $22.0 million in outstanding borrowings leaving an unused borrowing potential of $25.8 million. In the event that WULA wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock or pledge additional eligible collateral.

Issuance of Annuity and Life Insurance Products

     The Company, through its WULA subsidiary, generates liquidity through the sale of annuities and to a lesser degree whole life and term insurance. The Company uses a network of approximately 1400 independent producers to market its products in 16 states. Currently, the products that WULA offers are targeted to the middle income senior market. Generally, younger purchasers direct their savings and investment dollars to mutual funds and/or variable annuities, while senior citizens tend to be more conservative with their retirement dollars and may favor fixed annuity products. Nonetheless, Management anticipates that some younger buyers could be inclined to reallocate their retirement funds if the stock market continues to be volatile or if the market returns decline.

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

Reverse Repurchase Agreements

     In order to increase liquidity, the Company may sell a group of securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price. The difference between the amount the Company received for the securities and the amount the Company will pay the broker-dealer when buying them back represents the interest. At March 31, 2001, the Company did not have any reverse repurchase agreements outstanding.

Issuance of Debt Securities and Preferred Stock

     As of May 11, 2001, the Company had registered $100,000,000 of Series III Debenture Bonds. As of May 14, 2001 the Company had registered with the Securities Exchange Commission 500,000 shares of preferred stock that carry a $100 issue price.

     For the six month period ended March 31, 2001, $360.0 million in funds provided by the Company's various liquidity sources were used to (1) invest $214.4 million primarily in receivables, investments and capital expenditures and (2) fund $90.2 million in debt maturities, life and annuity product surrenders, redemption of preferred stock, and the payment of dividends.

     For the six month period ended March 31, 2000, $594.3 million in funds provided by the Company's various liquidity sources were used to (1) invest $427.2 million primarily in receivables, investments and capital expenditures and fund $170.2 million in debt maturities, life and annuity product surrenders, and the payment of dividends.

     Management believes that cash, cash equivalents and liquidity provided through the Company's liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

Results of Operations

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000.

     The net loss after income taxes and minority interest for the six month period ended March 31, 2001 was $18.3 million on $55.8 million in revenues compared to a net loss of $1.3 million on $86.3 million in revenues for the six month period ended March 31, 2000. The net loss before income taxes and minority interest for the six months ended March 31, 2001 was $28.3 million compared to net loss of $2.0 million for the six months ended March 31, 2000.

     The increase in net loss before income taxes and minority interest of $26.3 million was primarily due to:

     . a decrease in gains on sales of receivables of $6.8 million, . a decrease in investment gains of $10.3 million, . a decrease in net interest spread of $2.8 million, . an increase in loss provisions of $1.3 million, . an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $4.6 million.

     During the six month period ended March 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $8.6 million compared to $11.4 million in the prior year's period. The decrease between periods is the result of a reduction in the real estate contract and mortgage loan portfolio as a result of securitization and whole loan sales and a slight increase in the weighted average interest rates on the annuity contracts. During the six month period ended March 31, 2001, the average loan portfolio balance was approximately $400.2 million compared to $486.0 million during the similar time period in the previous year. Additionally, the weighted average interest rate on outstanding annuity contracts increased to 5.98% during the six month period ended March 31, 2001 compared to 5.68% during the similar period ended March 31, 2000.

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

     During the six month period ended March 31, 2001, the Company reported a $9.1 million loss on investments. The loss was primarily the result of reclassifying temporary declines in value of certain investments from accumulated other comprehensive loss in stockholders' equity to loss on investments as the result of permanent impairments and sales. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of investments that are "trading" are included in earnings. Temporary declines in the fair value of investments that are "available-for-sale" are excluded from earnings and reported as a separate component of stockholders' equity. During the six month period ended March 31, 2001, the Company determined that certain "available-for-sale" investments had other than temporary declines in value. The declines in value resulted from a downgrading of certain securities and a deterioration of expected future cash flows of a certain residual certificate. Accordingly, the Company reclassified $4.4 million from accumulated other comprehensive loss in stockholders' equity to the statement of operations as a loss on investments. Additionally, during the current period, the Company recorded a realized loss on the sale of a certain investment. The sale resulted in the Company reclassifying approximately $2.6 million from accumulated other comprehensive loss in stockholders' equity to the statement of operations as a realized loss on investment.

     Additionally, the Company experienced net mark to market losses on equity investments the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. The performance of the NASDAQ, which lost approximately 50% of its value during the six month period ended March 31, 2001, has directly affected the value of the Company's investments in the limited partnership interests. During the current period, the value of the equity securities decreased, thereby decreasing the value of the Company's investment by approximately $3.4 million. These losses were partially offset by mark to market gains of approximately $1.4 million on other trading investments.

     Provision for losses on other assets increased to $1.9 million during the six month period ended March 31, 2001 from $1.0 million during the similar time period ended March 31, 2000. The increase during the current period is the result of the Company adjusting its loss reserve assumptions on equipment lease receivables based on historical experience. The Company, which no longer originates equipment leases, expects that the loss allowance at March 31, 2001 will be adequate to cover the expected future losses that are inherent in the equipment lease receivable portfolio as of March 31, 2001.

     Securitization gains decreased from $9.3 million on $353.5 million of Receivables securitized for the six month period ended March 31, 2000 to gains of $2.8 million on $68.0 million of securitization prefundings. The Company does not anticipate participating in any additional mortgage related securitizations during 2001.

     During the six month period ended March 31, 2001, the Consolidated Group experienced a $4.6 million increase in salaries and employee benefits and other operating and underwriting expenses after capitalized acquisition costs in comparison to the six month period ended March 31, 2000. The increase resulted primarily from (i) a decrease in capitalized acquisition costs due to a reduction in the mortgage lending and contract acquisition operations during the first quarter of the current year (ii) severance, software and equipment charges of $1.8 million associated with the termination of certain staff and discontinuance of certain loan origination sources during the second quarter of the current year (iii) participation expenses associated with the completion of certain timeshare sale and servicing programs during the second quarter of the current year and (iv) an increase in the amortization of capitalized policy acquisition costs.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

     The net loss after income taxes and minority interest for the three month period ended March 31, 2001 was $14.1 million on $21.9 million in revenues compared to net income of $0.5 million on $47.4 million in revenues for the three month period ended March 31, 2000. The net loss before income taxes and minority interest for the three months ended March 31, 2001 was $21.8 million compared to net income of $0.8 million for the three months ended March 31, 2000.

     The increase in net loss before income taxes and minority interest of $22.6 million was primarily due to:

     . a decrease in gains on sales of receivables of $4.3 million, . a decrease in investment gains of $10.4 million
     . a decrease in net interest spread of $1.8 million, . an increase in loss provisions of $1.4 million, . an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $3.3 million.

     During the three month period ended March 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $4.1 million in 2001, compared to $5.9 million in the prior year's period. The decrease between periods is the result of a reduction in the real estate contract and mortgage loan portfolio as a result of securitization and whole loan sales and a slight increase in the weighted average interest rates on the annuity contracts. During the three month period ended March 31, 2001, the average loan portfolio balance was approximately $403.6 million compared to $480.4 million during the similar time period last year. Additionally, the weighted average interest rate on outstanding annuity contracts increased to 6.03% during the three month period ended March 31, 2001 compared to 5.68% during the similar period ended March 31, 2000.

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

     During the three month period ended March 31, 2001, the Company reported a $8.3 million loss on investments. The loss was primarily the result of reclassifying temporary declines in value of certain investments from accumulated other comprehensive loss in stockholders' equity to loss on investments as the result of permanent impairments and sales. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of investments that are "trading" are included in earnings. Temporary declines in the fair value of investments that are "available-for-sale" are excluded from earnings and reported as a separate component of stockholders' equity. During the three month period ended March 31, 2001, the Company determined that certain "available-for-sale" investments had other than temporary declines in value. The declines in value resulted from a downgrading of certain securities and a deterioration of expected future cash flows of a certain residual certificate. Accordingly, the Company reclassified $3.7 million from accumulated other comprehensive loss in stockholders' equity to the statement of operations as a loss on investments. Additionally, during the current period, the Company recorded a realized loss on the sale of a certain investment. The sale resulted in the Company reclassifying approximately $2.6 million from accumulated other comprehensive loss in stockholders' equity to the statement of operations as a realized loss on investment. The Company also experienced a decline in the value of other trading investments that resulted in a mark to market adjustment of approximately $1.3 million.

     Provision for losses on real estate assets increased to $3.0 million during the three month period ended March 31, 2001 from $2.2 million during the similar time period ended March 31, 2000. The current period increase is primarily a result of the Company reserving for non-recoverable servicer advances and late charges related to the April 2001 servicing sale. Provision for losses on other assets increased to $1.3 million during the three month period ended March 31, 2001 from $0.7 million during the similar time period ended March 31, 2000. The increase during the current period is primarily the result of the Company adjusting its loss reserve assumptions on equipment lease receivables based on historical experience. The Company, which no longer originates equipment leases, expects that the loss allowance at March 31, 2001 will be adequate to cover the expected future losses that are inherent in the equipment lease receivable portfolio as of March 31, 2001.

     During the three month period ended March 31, 2000, the Company recognized gains of $4.2 million on $148.7 million of Receivables securitized. The Company did not participate in any securitizations during the current three month period.

     During the three month period ended March 31, 2001, the Consolidated Group experienced a $3.3 million increase in salaries and employee benefits and other operating and underwriting expenses after capitalized acquisition costs in comparison to the three month period ended March 31, 2000. The increase resulted primarily from severance, software and equipment charges of $1.8 million associated with the termination of certain staff and discontinuance of certain loan origination sources during the second quarter of the current year, and participation expenses associated with the completion of certain timeshare sale and servicing programs during the second quarter of the current year.

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

     During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). The Consolidated Group was required to adopt this EITF on April 1, 2001. This EITF changed the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. As of March 31, 2001, the Company had approximately $3.7 million in net temporary declines in fair value (net of tax) recorded in accumulated other comprehensive loss in stockholders' equity. The implementation of SOP 99-20 on April 1, 2001 did not have a material impact on the consolidated financial statements.

     On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS 140 did not have a material impact on the Consolidated Group's results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the six month period ended March 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $8.6 million in 2001, compared to $11.4 million in the prior year's period. The decrease between periods is the result of a reduction in the real estate contract and mortgage loan portfolio as a result of securitization and whole loan sales and a slight increase in the weighted average interest rates on the annuity contracts. During the six month period ended March 31, 2001, the average loan portfolio balance was approximately $400.2 million compared to $486.0 million during the similar time period last year. Additionally, the weighted average interest rate on outstanding annuity contracts increased to 5.98% during the six month period ended March 31, 2001 compared to 5.68% during the similar period ended March 31, 2000.

     During the three month period ended March 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $4.1 million in 2001, compared to $5.9 million in the prior year's period. The decrease between periods is the result of a reduction in the real estate contract and mortgage loan portfolio as a result of securitization and whole loan sales and a slight increase in the weighted average interest rates on the annuity contracts. During the three month period ended March 31, 2001, the average loan portfolio balance was approximately $403.6 million compared to $480.4 million during the similar time period last year. Additionally, the weighted average interest rate on outstanding annuity contracts increased to 6.03% during the three month period ended March 31, 2001 compared to 5.68% during the similar period ended March 31, 2000.

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

PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b) During the quarter ended March 31, 2001, the Registrant filed the following reports on Form 8-K:

          Form 8-K dated January 8, 2001, filed January 9, 2001, reporting a press release announcing new developments under Item 5, Other Events, and
     Item 7, Financial Statements and Exhibits.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 15th day of May, 2001 on its behalf by the undersigned, thereunto duly authorized.

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