Form 10-Q
period 2001-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2001-08-14
CIK 65384

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2001

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

         Common "A":  97 shares at July 31, 2001.
         Common "B":   0 shares at April 30, 2001.

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------

         Condensed Consolidated Balance Sheets
         As of June 30, 2001 and September 30, 2000 (unaudited) .............. 3

         Condensed Consolidated Statements of Operations
         Nine Months Ended June 30, 2001 and 2000 (unaudited)
         Three Months Ended June 30, 2001 and 2000 (unaudited) ............... 5

         Condensed Consolidated Statements of Comprehensive Income
         Nine Months Ended June 30, 2001 and 2000 (unaudited)
         Three Months Ended June 30, 2001 and 2000 (unaudited) ............... 6

         Condensed Consolidated Statement of Stockholders' Equity
         Nine Months Ended June 30, 2001 (unaudited) ......................... 7

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended June 30, 2001 and 2000 (unaudited) ................ 8

         Notes to Condensed Consolidated Financial Statements ................ 9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                           June 30,              September 30,
                                                                             2001                    2000
                                                                    ---------------------- -----------------------

ASSETS
    Cash and cash equivalents                                              $61,922,821             $ 2,664,035
    Investments
       Trading securities, at market                                        57,161,704              61,052,838
       Available-for-sale securities, at market                            290,965,456             204,081,643
       Held-to-maturity securities, at amortized cost (market
          value $0 and $59,045,232)                                                  -              59,415,992
      Accrued interest on investments                                        3,401,002               2,532,995
                                                                        --------------          --------------

          TOTAL CASH AND INVESTMENTS                                       413,450,983             329,747,503
                                                                        --------------          --------------

    Real estate contracts and mortgage notes and other
       receivables, net, including real estate contracts
       and mortgage notes and other receivables held for
       sale of approximately $5,368,000 and $43,979,000                    570,619,441             584,628,899
    Real estate held for sale and development,including
       foreclosed real estate                                               87,858,838              74,144,242
                                                                        --------------          --------------
    Total receivables and real estate assets                               658,478,279             658,773,141
    Less allowance for losses                                              (15,958,179)            (15,050,114)
                                                                        --------------          --------------
    NET RECEIVABLES AND REAL ESTATE ASSETS                                 642,520,100             643,723,027
    ----------------------------------------------------------------------------------------------------------
    Reinsurance receivable                                                 110,189,345             111,378,331
    Deferred acquisition costs, net                                         64,657,902              65,296,489
    Land, building and equipment, net of accumulated
       depreciation                                                         29,005,175              32,514,204
    Mortgage servicing rights, net                                           8,913,434              14,821,575
    Deferred income taxes                                                   20,291,156                       -
    Other assets, net of allowance, including receivable from
       affiliates                                                           41,270,824              55,451,509
                                                                        --------------          --------------
          TOTAL ASSETS                                                  $1,330,298,919          $1,252,932,638
                                                                        ==============          ==============
    ----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                   (unaudited)


                                                                           June 30,              September 30,
                                                                             2001                    2000
LIABILITIES
    Life insurance and annuity reserves                                   $947,643,420           $ 886,510,121
    Debenture bonds and accrued interest                                   279,410,474             238,834,850
    Advances under line of credit                                                    -               7,805,520
    Other debt payable                                                      39,827,912              41,706,063
    Accounts payable and accrued expenses                                   24,000,076              14,024,723
    Deferred income taxes                                                            -               5,133,844
    Minority interest in consolidated subsidiaries                           2,283,610               2,059,929
                                                                        --------------           -------------
       TOTAL LIABILITIES                                                 1,293,165,492           1,196,075,050
                                                                        --------------           -------------
STOCKHOLDERS' EQUITY
    Preferred stock, Series A, B, C, D, E
       cumulative with variable rate, $10
       par value, authorized 8,325,000,
       issued 1,490,812 shares and 1,829,108
       shares (liquidation preference
       $52,810,244 and $62,504,429
       respectively)                                                        14,908,123              18,291,083
    Class A common stock-voting, $2,250 par
       value, authorized 222 shares, issued
       97 shares                                                               218,250                 218,250
    Additional paid-in capital                                              25,959,957              32,264,380
    Retained earnings                                                          974,665              17,797,681
    Accumulated other comprehensive loss                                    (4,927,568)            (11,713,806)
                                                                        --------------           -------------
       TOTAL STOCKHOLDERS' EQUITY                                           37,133,427              56,857,588
                                                                        --------------           -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                        $1,330,298,919          $1,252,932,638
                                                                        ==============          ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                            Three Months Ended                           Nine Months Ended
                                                                 June 30,                                    June 30,
                                                        2001                  2000                  2001                 2000
                                                        ----                  ----                  ----                 ----
REVENUES
    Insurance premiums earned                        $   354,287          $    407,225          $  1,109,167         $  1,204,725
    Interest on receivables                           10,178,798            10,821,607            29,517,926           32,989,515
    Earned discount on receivables                     5,184,328             5,004,856            14,923,995           15,946,677
    Other investment income                            7,920,730             8,116,196            23,329,689           21,673,132
    Real estate sales                                  3,374,389            10,610,080            12,677,720           32,187,906
    Fees, commissions, service and other
       income                                          3,605,909             3,448,818            10,484,771            9,688,883
    Investment losses, net                            (1,114,192)          (10,438,381)          (10,191,579)          (9,191,656)
    Receivable gains (losses), net                    (1,650,266)               26,795             1,267,497            9,698,914
                                                    ------------          ------------          ------------         ------------
       TOTAL REVENUES                                 27,853,983            27,997,196            83,119,186          114,198,096
                                                    ------------          ------------          ------------         ------------
EXPENSES
    Insurance policy and annuity benefits             12,657,617            11,222,014            36,622,302           34,894,834
    Interest expense                                   6,563,494             6,979,265            19,079,740           19,400,090
    Cost of real estate sold                           3,324,508            10,657,198            12,439,489           30,684,919
    Provision for losses on real estate assets         3,338,995             3,593,618             8,229,952            8,171,859
    Provision for losses on other assets                  55,065             2,664,197             2,024,999            3,618,775
    Servicing rights valuation                                 -             1,365,343                     -            1,306,958
    Salaries and employee benefits                     5,623,385             8,874,031            18,887,775           24,058,548
    Commissions to agents                              2,366,749             3,440,137             9,126,930            9,261,659
    Other operating and underwriting expenses          6,499,368             3,207,154            17,645,629            7,532,665
    Amortization of deferred acquisition
       costs, net of costs capitalized                   869,141               534,056               853,850            1,798,066
                                                    ------------          ------------          ------------         ------------
       TOTAL EXPENSES                                 41,298,322            52,537,013           124,910,666          140,728,373
                                                    ------------          ------------          ------------         ------------
Loss before income taxes and minority
       interest                                      (13,444,339)          (24,539,817)          (41,791,480)         (26,530,277)
Benefit for income taxes                              18,824,088             8,539,711            28,704,459            9,278,890
                                                    ------------          ------------          ------------         ------------
Income (loss) before minority interest                 5,379,749           (16,000,106)          (13,087,021)         (17,251,387)
(Income) loss of consolidated subsidiaries
    allocated to minority stockholders                  (358,067)              112,458              (223,682)              20,018
                                                    ------------          ------------          ------------         ------------
Net income (loss)                                      5,021,682           (15,887,648)          (13,310,703)         (17,231,369)
Preferred stock dividends                             (1,018,552)           (1,146,487)           (3,311,980)          (3,374,653)
                                                    ------------          ------------          ------------         ------------
INCOME (LOSS) APPLICABLE TO COMMON
    STOCKHOLDERS                                     $ 4,003,130          $(17,034,135)         $(16,622,683)        $(20,606,022)
                                                    ============          ============          ============         ============
Basic and diluted income (loss) per share
    applicable to common stockholders                $    41,269          $   (145,591)         $   (171,368)        $   (164,848)
                                                    ============          ============          ============         ============
Weighted average number of shares of common
    stock outstanding                                         97                   117                    97                  125
                                                    ============          ============          ============         ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)


                                                             Three Months Ended                          Nine Months Ended
                                                                  June 30,                                   June 30,
                                                        2001                 2000                  2001                 2000
                                                 --------------------- --------------------- --------------------- -----------------

    Net income (loss)                               $ 5,021,681          $(15,887,648)       $ (13,310,703)       $ (17,231,369)

    OTHER COMPREHENSIVE INCOME (LOSS):
       Change in unrealized income (loss) on
         investments                                 (1,769,478)          (11,084,753)          10,811,126)         (12,644,185)
       Cumulative effect of accounting change,
         net of tax                                           -                     -             (240,994)                   -
       Less deferred income tax (provision)
         benefit                                        497,219             3,879,880           (3,783,894            4,425,291
                                                   ------------          ------------         ------------         ------------
    Net other comprehensive income (loss)            (1,272,259)           (7,204,873)           6,786,238           (8,218,894)
                                                   ------------          ------------         ------------         ------------
    Comprehensive income (loss)                     $ 3,749,422          $(23,092,521)         $(6,524,465)        $(25,450,263)
                                                   ============          ============         ============         ============

         The accompanying notes are an integral part of the condensed consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Accumulated
                                                 Class A       Additional        Other
                                 Preferred        Common        Paid-In      Comprehensive         Retained
                                  Stock           Stock         Capital       Income (Loss)        Earnings            Total
                                  -----           -----         -------       -------------        --------            -----

Balance, September 30,
   2000                        $18,291,083      $218,250       $32,264,380    $(11,713,806)      $17,797,681       $56,857,588

Net loss                                                                                         (13,310,703)      (13,310,703)
Net change in
   unrealized losses on
   investments, net of
   taxes                                                                         6,786,238                           6,786,238
Cash dividends, common
   ($2,065 per share)                                                                               (200,333)         (200,333)
Cash dividends,
   preferred (variable
   rate)                                                                                          (3,311,980)       (3,311,980)
Redemption and
   retirement of
   preferred stock              (3,472,160)                     (7,110,717)                                        (10,582,877)
Sale of variable rate
   preferred stock, net             89,200                         806,294                                             895,494
                                ----------      --------       -----------    ------------        ----------       -----------

Balance, June 30, 2001         $14,908,123      $218,250       $25,959,957     $(4,927,568)      $   974,665       $37,133,427
                                ==========      ========       ===========    ============        ==========       ===========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

     METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONDENSED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Nine Months Ended June 30,
                                                                                  2001                    2000
                                                                             --------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $ (13,310,703)            $(17,231,369)
      Adjustments to reconcile net loss to net
      cash from operating activities
         Proceeds from sales of trading
         securities                                                             38,276,656               18,444,597
         Proceeds from maturities of trading
         securities                                                              5,044,525                  578,404
         Acquisition of trading securities                                     (40,549,270)             (38,800,599)
         Earned discounts on receivables                                       (14,923,995)             (15,946,677)
         (Gains) losses on investments and
          receivables, net                                                       8,924,082                 (507,258)
         Gains on sales of real estate                                            (238,231)              (1,502,987)
         Provision for losses on real estate assets                              8,229,952                8,171,859
         Provision for losses on other assets                                    2,024,999                3,618,775
         Depreciation and amortization                                           3,953,276                3,679,921
         Minority interests                                                        223,682                  (20,018)
         Deferred income tax benefit                                            (8,703,999)             (10,973,766)
         Changes in assets and liabilities:
           Deferred costs                                                          638,587                  (15,142)
           Life insurance and annuity reserves                                  34,736,887               32,823,855
           Compound and accrued interest on
           debentures and debt payable                                           6,589,796               (3,695,426)
           Other assets                                                         (3,966,250)              12,120,177
           Accrued interest on receivables and
           investments                                                          (2,405,428)              (2,179,997)
           Accounts payable and accrued expenses                                 9,564,117                8,418,618
           Other, net                                                             (504,008)                (120,400)
                                                                             --------------          --------------
               Net cash from (used by) operating
               activities                                                       33,604,675               (3,137,433)
                                                                             --------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Principal payments on real estate
       contracts and mortgage notes and other
       receivables                                                              94,343,016              135,794,677
    Proceeds from real estate sales                                             12,102,130               24,357,069
    Proceeds from investment maturities                                          8,813,262               13,274,769
    Proceeds from sale of available-for-sale
       securities                                                               74,555,106               11,674,531
    Purchase of available-for-sale securities                                 (110,101,467)             (81,540,232)
    Purchase of held to maturity securities                                              -                 (187,026)
    Proceeds from sale of real estate
       contracts and mortgage notes and other
       receivables                                                             120,927,469              349,656,536
    Acquisition of real estate contracts and
       mortgage notes and other receivables                                   (199,159,432)            (495,227,486)
    Additions to real estate held                                              (12,604,452)              (7,272,460)
    Retained mortgage servicing rights                                          (1,046,116)              (1,417,139)
    Capital expenditures                                                          (549,095)              (8,788,465)
                                                                             --------------          --------------
       NET CASH USED BY INVESTING ACTIVITIES                                   (12,719,579)             (59,675,226)
                                                                             --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in borrowings                                           (9,302,217)              88,616,391
    Receipts from life and annuity products                                    113,858,387               83,094,001
    Withdrawals on life and annuity products                                   (92,307,083)            (135,024,374)
    Ceding of life and annuity products from
       reinsurers, net                                                           6,034,094               11,003,150
    Repayment of debt payable                                                     (686,630)                (491,891)
    Issuance of debenture bonds                                                 45,201,635               68,133,833
    Issuance of preferred stock                                                    895,494               10,035,982
    Repayment of debenture bonds                                               (11,224,800)             (44,530,037)
    Cash dividends                                                              (3,512,313)              (3,599,986)
    Redemption of preferred stock                                              (10,582,877)              (1,419,345)
    Redemption of common stock                                                           -               (3,212,185)
                                                                             --------------          --------------
       NET CASH FROM FINANCING ACTIVITIES                                       38,373,690               72,605,539
                                                                             --------------          --------------
Net change in cash and cash equivalents                                         59,258,786                9,792,880
Cash and cash equivalents at beginning of period                                 2,664,035               20,406,837
                                                                             --------------          --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $61,922,821             $ 30,199,717
                                                                             ==============          ==============

NON CASH INVESTING AND FINANCING ACTIVITIES
  OF COMPANY:
  Real estate acquired through foreclosure                                     $16,373,523              $15,449,418
  Receivables originated to facilitate the
    sale of real estate                                                            575,590                7,830,837
  Transfer of investments from
    held-to-maturity to available-for-sale                                      59,415,992                        -


The accompanying notes are an integral part of the condensed consolidated financial statements.

          METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries (the "Company" or "Consolidated Group") as of June 30, 2001, the results of operations for the three and nine month periods ended June 30, 2001 and 2000 and the cash flows for the nine month periods ended June 30, 2001 and 2000. The results of operations for the three and nine month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 2000 Form 10-K, as amended.

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

     In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The adoption of SAB 101 on July 1, 2001 did not have a material impact on the consolidated financial statements.

     During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). This EITF changed the manner in which the Consolidated Group determines whether a decline in fair value of certain investments is other than temporary. As of June 30, 2001, the Company had approximately $2.2 million in temporary declines in fair value (net of tax) of securitization residual interests recorded in accumulated other comprehensive loss in stockholders' equity. The implementation of EITF 99-20 on April 1, 2001 did not have a material impact on the consolidated financial statements.

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

         At September 30, 2000, the Company had approximately $68 million in securitization prefunding. During the three month period ended December 31, 2000, the Company contributed $68 million of real estate receivables and recognized gains of approximately $2.8 million. The Company does not anticipate participating in any mortgage related securitizations during 2001.

Residuals
---------

         Since the Annual Percentage Rate (APR) of the mortgage loans are greater than the pass-through rate on the certificates, there is more cash generated from the pool of mortgages than is needed to reduce the non-residual certificates to zero. A portion of the total excess cash flow is used to (i) pay the master servicer a servicing fee for the servicing and collection of the receivables (ii) pay the trustee for services performed, and (iii) cover losses incurred on defaulted loans. Any remaining cash flow will eventually be passed through to the Company over the life of the securitization. The excess cash flow to be passed through to the Company is commonly referred to as the Residual.

         The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. The assumptions used for valuing the residual certificates as of June 30, 2001 were as follows:

                                                  Assumptions
                   Prepayment rates                11% - 20%
                   Default rate                   1.4% - 4.4%
                   Loss severity                   22% - 35%
                   Discount rate                      10%

         The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. During the current period, the Company determined that certain "available-for-sale" residuals had experienced a deterioration of future expected cash flows. The new expected cash flows, when discounted at the current yield, were $4.1 million less than the carrying value. Accordingly, a $4.1 million permanent impairment was recorded in the statement of operations a loss on investments. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals.

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

         Information about the Company's separate business segments and in total as of and for the nine and three month periods ended June 30, 2001 and 2000 is as follows:

                                                       As of and for the nine month period ended June 30, 2001
                              ------------------------------------------------------------------------------------------------------
                                                                            Property            Intersegment
                                 Investing              Insurance          Development          Elimination            Total
                              -------------------- --------------------- ------------------- --------------------- -----------------
  Revenues                      $14,663,663            $72,100,782         $2,169,733           $(5,814,992)          $83,119,186
  Income (loss)
  from operations               (41,436,242)              (428,210)            72,972                     -           (41,791,480)
  Identifiable
  assets, net                   169,277,017          1,089,120,013         66,646,165             5,255,724         1,330,298,919
  Depreciation and
  amortization                    2,897,176                233,801            822,299                     -             3,953,276
  Capital
  expenditures                      515,576                 33,519                  -                     -               549,095


                                                        As of and for the three month period ended June 30, 2001
                              ------------------------------------------------------------------------------------------------------
                                                                            Property            Intersegment
                                 Investing              Insurance          Development          Elimination            Total
                              -------------------- --------------------- ------------------- --------------------- -----------------
  Revenues                      $(1,748,359)            $30,830,757          $264,269           $(1,492,684)          $27,853,983
  Income (loss)
  from operations               (18,570,227)              5,217,828           (91,940)                    -           (13,444,339)
  Identifiable
  assets, net                   169,277,017           1,089,120,013        66,646,165             5,255,724         1,330,298,919
  Depreciation and
  amortization                    1,893,379                 145,192           554,199                     -             2,592,770
  Capital
  expenditures                      268,998                   6,329                 -                     -               275,327

                                                         As of and for the nine month period ended June 30, 2000
                              ------------------------------------------------------------------------------------------------------
                                                                            Property            Intersegment
                                 Investing              Insurance          Development          Elimination            Total
                              -------------------- --------------------- ------------------- --------------------- -----------------
  Revenues                      $37,519,181             $76,062,998        $7,527,475           $(6,911,558)         $114,198,096
  Income (loss) from
  operations                    (24,045,519)             (2,213,572)         (271,186)                    -           (26,530,277)
  Identifiable
  assets, net                   344,529,320           1,023,865,788        58,048,035           (33,187,501)        1,393,255,642
  Depreciation and
  amortization                    2,548,264                 248,957           882,700                     -             3,679,921
  Capital
  expenditures                    8,596,073                 192,392                 -                     -             8,788,465


                                                        As of and for the three month period ended June 30, 2000
                              ------------------------------------------------------------------------------------------------------
                                                                            Property            Intersegment
                                 Investing              Insurance          Development          Elimination            Total
                              -------------------- --------------------- ------------------- --------------------- -----------------
  Revenues                         $(92,840)            $27,728,621        $3,083,693           $(2,722,278)          $27,997,196
  Income (loss)
  from operations               (17,667,870)             (6,774,626)          (97,321)                    -           (24,539,817)
  Identifiable
  assets, net                   344,529,320           1,023,865,788        58,048,035           (33,187,501)        1,393,255,642
  Depreciation and
  amortization                    1,006,597                  85,233           269,900                     -             1,361,730
  Capital
  expenditures                    3,805,366                   4,510                 -                     -             3,809,876

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

         The Company and its subsidiaries principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, and other investments ("Receivables"). The Receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Company predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group's real estate receivables include A-, B and C credit quality obligors. In addition to investing in existing receivables, the Consolidated Group began originating non-conventional, A-, B and C credit borrower loans during late fiscal 1996 through Metwest. The Consolidated Group discontinued these originations through Metwest in January of 2001. Additionally, during the first quarter of fiscal year 2001, the Consolidated Group discontinued the origination of equipment leases and does not currently have plans to resume this division.

         In April 2001, Metropolitan participated with certain affiliated entities in a transaction with Ocwen Financial Corporation (NYSE: OCN) where the servicing rights to approximately $1.8 billion in securitized mortgages and owned loans were transferred to Ocwen. Of the total servicing rights transferred, Metropolitan contributed $1.7 billion in securitized and owned loans. The transaction resulted in Metropolitan receiving cash for the mortgage servicing rights, the return of advances previously deposited into the securitization trusts, a reduction in servicing income from the securitized loans and a reduction in operating expenses.

         As a result of exiting mortgage originations, equipment leasing and loan servicing, the Company has reduced its full time equivalent employees from approximately 630 at June 30, 2000 to approximately 360 at June 30, 2001. The Company's future business activities will involve investing in cash flowing assets as well as investments in marketable debt securities, commercial lending, property development, and other investments. The Company believes that a re-focus of business activities in these higher yielding assets will result in an improvement in future net interest income. The foregoing, along with reductions in non-interest expenses as a result of exiting loan servicing and certain origination functions, are expected to result in improvements in future operating results.

Individual & Pool Receivable Acquisition Sources

         Historically, the majority of the Company's real estate receivables were acquired as individual receivable acquisitions. The Company's principal source for private market receivables is independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations that own and wish to sell a Receivable. Additionally, the Company may periodically acquire pools of Receivables from the secondary market through brokers or directly from other financial institutions.

Commercial Loans

     The Company, through Old Standard, originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million. The Company currently projects continued expansion of the origination of commercial loans during the remainder of 2001. This projection is in part due to management's current perception that this market may be inadequately served by current lenders, who are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development commercial loan markets.

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

Delinquency

        The principal amount of real estate receivables as to which payments were in arrears more than three months was $19.5 million at June 30, 2001 and $23.5 million at June 30, 2000.

        The principal amount of other receivables as to which payments were in arrears more than three months was $8.5 million at June 30, 2001 and $11.2 million at June 30, 2000.

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

Residuals

         Since the Annual Percentage Rate (APR) of the mortgage loans is greater than the pass-through rate on the certificates, there is more cash generated from the pool of mortgages than is needed to reduce the non-residual certificates to zero. A portion of the total excess cash flow is used to (i) pay the master servicer a servicing fee for the servicing and collection of the receivables (ii) pay the trustee for services performed, and (iii) cover losses incurred on defaulted loans. Any remaining cash flow will eventually be passed through to the Company over the life of the securitization. The excess cash flow to be passed through to the Company is commonly referred to as the Residual.

         The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. The assumptions used for valuing the residual certificates as of June 30, 2001 were as follows:


                                                   Assumptions
                   Prepayment rates                 11% - 20%
                   Default rate                    1.4% - 4.4%
                   Loss severity                    22% - 35%
                   Discount rate                       10%

         The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of residuals that are "trading" are included in earnings. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. During the current period, the Company determined that certain "available-for-sale" residuals had experienced a deterioration of future expected cash flows. The new expected cash flows, when discounted at the current yield, were $4.1 million less than the carrying value. Accordingly, a $4.1 million permanent impairment was recorded in the statement of operations as loss on investments. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals.

Liquidity and Capital Resources

         In addition to the liquidity provided through internal sources which include the sale and maturity of receivables and investments; receivable and portfolio earnings; and the sale of real estate, the following liquidity sources are available to the Company:

Federal Home Loan Bank of Seattle (FHLB)

         The Company has a secured line of credit agreement with the FHLB through its subsidiary, WULA. When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At June 30, 2001, WULA had a stock investment in the FHLB of approximately $3.0 million, which resulted in a borrowing capacity of approximately $60.9 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At June 30, 2001, WULA had pledged $67.3 million in eligible collateral with a market value of $65.3 million and a borrowing potential of $45.8 million. At June 30, 2001 WULA had $22.0 million in outstanding borrowings leaving an unused borrowing potential of $23.8 million. In the event that WULA wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock or pledge additional eligible collateral.

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

Reverse Repurchase Agreements

         In order to increase liquidity, the Company may sell a group of securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price. The difference between the amount the Company received for the securities and the amount the Company will pay the broker-dealer when buying them back represents the interest. At June 30, 2001, the Company did not have any reverse repurchase agreements outstanding.

Issuance of Debt Securities and Preferred Stock

         As of June 30, 2001, the Company had registered $100,000,000 of Series III Debenture Bonds. These securities will be offered to the public on a continuous best efforts basis through April 30, 2002. As of June 30, 2001, the Company had registered with the Securities Exchange Commission 500,000 shares of preferred stock that carry a $100 issue price. However, the Company has not issued any shares of the preferred stock and is currently awaiting regulatory approval in Washington and Idaho.

         For the nine month period ended June 30, 2001, $510.3 million in funds provided by the Company's various liquidity sources were used to (1) invest $323.5 million primarily in receivables, investments and capital expenditures and (2) fund $127.6 million in debt maturities, life and annuity product surrenders, redemption of preferred stock, and the payment of dividends.

         For the nine month period ended June 30, 2000, $795.6 million in funds provided by the Company's various liquidity sources were used to (1) invest $594.4 million primarily in receivables, investments and capital expenditures and (2) fund $191.4 million in debt maturities, life and annuity product surrenders, payment of dividends and operating activities.

         Management believes that cash, cash equivalents and liquidity provided through the Company's liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

Results of Operations

Nine Month Period Ended June 30, 2001 Compared to Nine Month Period Ended June 30, 2000.

         The net loss for the nine month period ended June 30, 2001 was $13.3 million on $83.1 million in revenues compared to a net loss of $17.2 million on $114.2 million in revenues for the nine month period ended June 30, 2000. The loss before income taxes and minority interest for the nine month period ended June 30, 2001 was $41.8 million compared to a loss before income taxes and minority interest of $26.5 million for the nine month period ended June 30, 2000.

         The increase in loss before income taxes and minority interest of $15.3 million was primarily due to:

         o  a decrease in gains on sales of receivables of $8.4 million,
         o  an increase in investment losses of $1.0 million,
         o  a decrease in net interest spread of $4.3 million,
         o  a decrease in net gains on real estate sales of $1.3 million
         o an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $3.9 million.

         These increases in loss were only partially offset by:

         o  a decrease in loss provisions on other assets of $1.6 million,
         o  a decrease in servicing rights valuations of $1.3 million.


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

         During the nine month period ended June 30, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $13.2 million compared to $17.5 million in the prior year's period. The decrease between periods is primarily the result of a reduction in earning assets due to securitization and whole loan sales. Additionally, the average net interest margin decreased to 1.78% through June 2001 compared to 2.19% through June 2000.

         The Company's future business activities will involve investing in cash flowing assets as well as investments in marketable debt securities, commercial lending, property development, and other investments. The Company believes that a re-focus of business activities in these higher yielding assets will result in an improvement in future net interest income.

         During the nine month period ended June 30, 2001, the Company reported a $10.2 million loss on investments. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of investments that are "trading" are included in earnings. Temporary declines in the fair value of investments that are "available-for-sale" are excluded from earnings and reported as a separate component of stockholders' equity. During the nine month period ended June 30, 2001, the Company determined that certain "available-for-sale" investments had other than temporary declines in value. The declines in value resulted from a downgrading of certain securities and a deterioration of expected future cash flows of certain residual certificates. Additionally, the Company realized a loss on the sale of a certain investment. Of the $10.7 million loss reported as a result of sales and permanent impairments, $6.4 million had previously been reported as a temporary decline in accumulated other comprehensive loss in stockholders' equity. Additionally, the Company realized gains of $1.6 million on the sale of other investments that were partially offset by mark to market losses of $1.1 million on equity and other trading investments.

         Provision for losses on other assets decreased to $2.0 million during the nine month period ended June 30, 2001 from $3.6 million during the similar time period ended June 30, 2000. The decrease during the current period was primarily the result the Company's decision to discontinue lease originations in 2000.

         The following table summarizes changes in the Consolidated Group's allowance for losses on real estate and other assets for the nine month periods ended June 30, 2001 and 2000:

                                                2001                 2000
                                             -----------         -----------
Beginning Balance October 1,                 $15,050,114          $9,318,072

Provision for losses                          10,254,951          11,790,634
Charge-offs                                   (9,346,886)         (7,289,749)
                                             -----------         -----------

Ending Balance June 30,                      $15,958,179         $13,818,957
                                             ===========         ===========

         Securitization gains decreased from $9.3 million on $353.5 million of Receivables securitized for the nine month period ended June 30, 2000 to gains of $2.8 million on $68.0 million of securitization prefundings during the current nine month period. The Company does not anticipate participating in any additional real estate backed securitizations during 2001. Additionally, as a result of pursuing the sale of the remaining lease receivable portfolio, the Company recorded a $2 million receivable loss to reduce the carrying value to market vale.

         The $28.7 million tax benefit for the nine month period ended June 30, 2001 includes a $14 million release of valuation allowance as a result of recent favorable court rulings. The allowance was related to a $28 million tax benefit, of which $14 million was recorded in income tax benefits during the fiscal year ended September 30, 1999, that arose from an investment that held the potential for significant returns with acceptable risk, which ultimately resulted in a loss. The valuation release resulted in an effective tax benefit rate of approximately 69% compared to the historical effective rate of approximately 35%.

         During the nine month period ended June 30, 2001, the Consolidated Group experienced a $3.9 million increase in salaries and employee benefits and other operating and underwriting expenses after capitalized acquisition costs in comparison to the nine month period ended June 30, 2000. The increase resulted primarily from (i) a decrease in capitalized acquisition costs due to a reduction in the mortgage lending and contract acquisition operations during the first quarter of the current year (ii) severance, software and equipment charges of $3.3 million associated with the termination of certain staff and the discontinuance of certain loan origination and servicing activities (iii) participation expenses associated with the completion of certain timeshare sale and servicing programs during the second quarter of the current year and (iv) an increase in the amortization of capitalized policy acquisition costs. These increases were partially offset by a reduction in salaries and other expenses as the Company has reduced its full time equivalent employees from approximately 630 at June 30, 2000 to approximately 360 at June 30, 2001. The reduction in full time equivalent employees was the result of the Company's planned exit from loan servicing and certain loan origination functions.

Three Month Period Ended June 30, 2001 Compared to Three Month Period Ended June 30, 2000.

         The net income for the three month period ended June 30, 2001 was $5.0 million on $27.9 million in revenues compared to a net loss of $15.9 million on $28.0 million in revenues for the three month period ended June 30, 2000. The loss before income taxes and minority interest for the three month period ended June 30, 2001 was $13.4 million compared to a loss before income taxes and minority interest of $24.5 million for the three month period ended June 30, 2000.

         The decrease in loss before income taxes and minority interest of $11.1 million was primarily due to:

         o  a decrease in investment losses of $9.3 million,
         o  a decrease in loss provisions on other assets of $2.6 million
         o  a decrease in servicing rights valuation of $1.4 million,
         o an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $0.7 million.

         These decreases in loss were partially offset by:

         o  a reduction in net interest spread of $1.7 million,
         o  a reduction in receivable gains of $1.7 million.

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

         During the three month period ended June 30, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $4.4 million compared to $6.1 million in the prior year's period. The decrease between periods is primarily the result of a reduction in earning assets due to securitization and whole loan sales. Additionally, the average net interest margin decreased to 1.78% through June 2001 compared to 2.19% through June 2000.

         The Company's future business activities will involve investing in cash flowing assets as well as investments in marketable debt securities, commercial lending, property development, and other investments. The Company believes that a re-focus of business activities in these higher yielding assets will result in an improvement in future net interest income.

         During the three month period ended June 30, 2001, the Company reported a $1.1 million loss on investments. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of investments that are "trading" are included in earnings. Temporary declines in the fair value of investments that are "available-for-sale" are excluded from earnings and reported as a separate component of stockholders' equity. During the three month period ended June 30, 2001, the Company determined that certain "available-for-sale" investments had other than temporary declines in value. The declines in value resulted from a deterioration of expected future cash flows of certain residual certificates. Accordingly, the Company recorded a $2.7 million charge to investment losses. The impairment charges were partially offset by mark to market gains on equity and other trading investments of $0.9 million and gains on investment sales of $0.7 million.

         Provision for losses on other assets decreased to $0.1 million during the nine month period ended June 30, 2001 from $2.7 million during the similar time period ended June 30, 2000. The decrease during the current period was primarily the result the Company's decision to discontinue lease originations in 2000.

         The following table summarizes changes in the Consolidated Group's allowance for losses on real estate and other assets for the three month periods ended June 30, 2001 and 2000:

                                               2001                 2000
                                            -----------       ------------
Beginning Balance April 1,                 $16,300,890          $9,975,961

Provision for losses                         3,394,060           6,257,815
Charge-offs                                 (3,736,771)         (1,214,819)
                                            -----------       ------------

Ending Balance June 30,                    $15,958,179         $15,018,957
                                           ===========         ===========


         As a result of pursuing the sale of the remaining lease receivable portfolio, the Company recorded a $2 million receivable loss to reduce the carrying value to market value during the three month period ended June 30, 2001.

         The $18.8 million tax benefit for the three month period ended June 30, 2001 includes a $14 million release of valuation allowance as a result of recent favorable court rulings. The allowance was related to a $28 million tax benefit, of which $14 million was recorded in income tax benefits during the fiscal year ended September 30, 1999, that arose from an investment that held the potential for significant returns with acceptable risk, which ultimately resulted in a loss. The valuation release resulted in an effective tax benefit rate of approximately 140% compared to the historical effective rate of approximately 35%.

         During the three month period ended June 30, 2001, the Consolidated Group experienced a $0.7 million decrease in salaries and employee benefits and other operating and underwriting expenses after capitalized acquisition costs in comparison to the three month period ended June 30, 2000. The decrease in net expense was primarily the result of a reduction in full time equivalent employees (FTE's) from approximately 630 at June 30, 2000 to approximately 360 at June 30, 2001. The benefit derived from a reduction in FTE's was partially offset by severance and equipment charges of $1.1 million associated with the termination of certain staff related to the discontinuance of loan servicing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         During the nine month period ended June 30, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $13.2 million compared to $17.5 million in the prior year's period. During the three month period ended June 30, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $4.4 million compared to $6.1 million in the prior year's period. The decrease during the nine and three month periods was primarily the result of a reduction in earning assets due to securitization and whole loan sales. Additionally, the average net interest margin decreased to 1.78% through June 2001 compared to 2.19% through June 2000.

         The Company's future business activities will involve investing in cash flowing assets as well as investments in marketable debt securities, commercial lending, property development, and other investments. The Company believes that a re-focus of business activities in these higher yielding assets will result in an improvement in future net interest income.

PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b) During the quarter ended June 30, 2001, the Registrant filed the following reports on Form 8-K:

                  Form 8-K dated April 23, 2001, filed April 23, 2001, reporting a press release announcing new developments under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                  Form 8-K dated June 12, 2001, filed June 18, 2001 and amended on June 28, 2001, reporting a change in auditors under Item 4, Change in Registrant's Certifying Accountant, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 13th day of August, 2001 on its behalf by the undersigned, thereunto duly authorized.

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.

                  /s/ C. PAUL SANDIFUR, JR.

                  ----------------------------------------------
                  C. Paul Sandifur, Jr.
                  Chairman, President, Chief Executive Officer

                  /s/WILLIAM SNIDER

                  ----------------------------------------------
                  William Snider
                  Chief Financial Officer