Form 10-K/A
period 2000-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2001-11-09
CIK 65384

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)
                            ------------------------

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Directors and Stockholders
Metropolitan Mortgage & Securities Co., Inc.


Our audits of the consolidated financial statements referred to in our report dated December 28, 2000, except for the last paragraph of Note 11 as to which the date is April 30, 2001, which is included in Metropolitan Mortgage & Securities Co., Inc.'s Annual Report on Form 10-K/A (Amendment No. 1) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K/A (Amendment No. 2). In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 11, the Company restated the September 30, 2000 and 1999 financial statements with respect to reinsurance treaties.

As discussed to note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale in fiscal 1999.

/s/ PricewaterhouseCoopers LLP


Spokane, Washington
December 28, 2000,
except for amounts under future
policy benefits, claims and loss
expenses as to which the
date is April 30, 2001

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

         #27.01      Financial Data Schedule.

---------

#  Previously filed.

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


                                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.


Date: November 8, 2001            /s/ C. Paul Sandifur, Jr.
                                  ----------------------------------------------
                                  C. Paul Sandifur, Jr., Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         SIGNATURE                      TITLE                         DATE
         ---------                      -----                         ----

/s/ C. Paul Sandifur, Jr.     Chief Executive Officer,          November 8, 2001
-------------------------     President and Director
    C. Paul Sandifur, Jr.

/s/ Sterling Gallagher        Chief Financial Officer           November 8, 2001
-------------------------     (Principal Accounting Officer)
    Sterling Gallagher

/s/ Reuel Swanson             Secretary and Director            November 8, 2001
-------------------------
    Reuel Swanson

/s/ Gary Brajcich             Director                          November 8, 2001
-------------------------
    Gary Brajcich

                              Director                          November 8, 2001
-------------------------
    Harold Erfurth

/s/ Irv Marcus                Director                          November 8, 2001
-------------------------
    Irv Marcus

                              Director                          November 8, 2001
-------------------------
    Samuel Smith

/s/ William D. Snider         Director                          November 8, 2001
-------------------------
    William D. Snider

/s/ John Trimble              Director                          November 8, 2001
-------------------------
    John Trimble