Form 10-K405
period 2001-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2001-12-31
CIK 65384

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                   FORM 10-K
                           -------------------------

 (MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001



                                   OR



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934




               FOR THE TRANSITION PERIOD FROM ________ TO________

                         COMMISSION FILE NUMBER 1-15595

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    WASHINGTON                                         91-0609840
             (STATE OF INCORPORATION)                              (IRS EMPLOYER NO.)
              601 WEST FIRST AVENUE
                   SPOKANE, WA                                         99201-5015
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Neither the voting nor non-voting common stock of the registrant is traded on any exchange, therefore there is no established market value. The aggregate market value of the stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of any date within 60 days prior to the date of filing because there have been no sales of the common stock within sixty days prior to the date of filing.

    The number of shares of the Registrant's Class A Common Stock outstanding as of December 1, 2001 was 97.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                              ORGANIZATIONAL CHART
                           (AS OF SEPTEMBER 30, 2001)

                                  [ORG. CHART]

                                                METROPOLITAN MORTGAGE
                                               & SECURITIES CO., INC.


        100%                                                                          96.5%*


             METWEST                                                                       CONSUMERS
            MORTGAGE                                                                     GROUP HOLDING
         SERVICES, INC.                                                                    CO., INC.


                                                                                       100%


                                                                                           CONSUMERS
                                                                                        INSURANCE CO.,
                                                                                             INC.


                                                                                       63.3%


                                                                   36.7%                    WESTERN
                                                                                          UNITED LIFE
                                                                                           ASSURANCE
                                                                                            COMPANY

     The above chart lists Metropolitan Mortgage & Securities Co., Inc.'s ("Metropolitan") principal operating subsidiaries and their ownership (together with Metropolitan, the "Consolidated Group").

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

     Western United Life Assurance Company ("Western United"): Metropolitan's largest active subsidiary and the largest active company within the Consolidated Group, is engaged in investing in Receivables and other investments principally funded by proceeds from Receivable investments and sales and from annuity contract and life insurance policy sales.

     Metwest Mortgage Services, Inc. ("Metwest"): Primarily performs collection and servicing functions for the Consolidated Group and others. It is an Federal Housing Administration ("FHA")/U.S. Department of Housing and Urban Development ("HUD") licensed servicer and lender and is licensed as a Federal National Mortgage Association seller/servicer.
------------------------------------

* The remaining 3.5% of Consumers Group Holding Co., Inc. is owned by Summit Securities, Inc., an affiliate of Metropolitan.

                               BUSINESS OVERVIEW

GENERAL

     Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified institution with assets exceeding $1 billion. Its principal subsidiaries are Western United, an annuity and life insurance company, and Metwest, a Receivable servicer and loan originator. The Consolidated Group had approximately 292 full time equivalent employees at September 30, 2001.

     Western United has been assigned an A.M. Best Co. ("Best") rating of "B"
(fair), which is the 7th highest rating. Best publishes both a financial strength rating and a financial performance rating on more than 6,000 health, property and casualty insurance companies. Best's financial strength ratings range from A++ (Superior) to F (In Liquidation) and include 15 separate ratings (not including the S rating for "Suspended"). Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of the policyholders and insurance agents.

     The Consolidated Group's principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments ("Receivables"). The Receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Consolidated Group invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group's real estate Receivables include A-, B and C credit quality obligors. See "RECEIVABLE INVESTMENTS." Additionally, the Consolidated Group expanded the origination of commercial loans during the fiscal year ended September 30, 2001 such that approximately 29% of the face value of the Receivables as of September 30, 2001 are of this type. See "RECEIVABLE INVESTMENTS--Real Estate Receivables--Commercial Loan Originations." Metropolitan and its subsidiaries also acquire other types of Receivables, including, but not limited to, lottery prizes, structured settlements and annuities. See "RECEIVABLE INVESTMENTS--Other Receivables--Non Real Estate Receivable Sources."

     All purchased Receivables are purchased at prices calculated to provide a desired yield. Often, in order to obtain the desired yield, a Receivable will be purchased at a discount from its face amount or at a discount from its present value. See "RECEIVABLE INVESTMENTS--Yield and Discount Considerations." The Consolidated Group strives to achieve a positive spread between its investments and its cost of funds.

     Metwest performs servicing and collection services for certain of the Receivables for itself, Metropolitan and Western United, as well as other entities. See "RECEIVABLE INVESTMENTS--Servicing, Collection and Delinquency Experience." Also see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under
Item 13.

     In addition to investing in Receivables originated by others, the Consolidated Group began originating commercial loans collateralized by various types of commercial properties that are evaluated, underwritten and closed by an affiliate, Old Standard Life Insurance Company ("Old Standard"), in accordance with the Consolidated Group's predefined criteria. The Consolidated Group currently expects to expand the origination of commercial loans during 2002. This expectation is due in part to the Consolidated Group's current perception that this market may be inadequately served by current lenders, who management believes are inflexible in their underwriting and pricing policies and who are not able to quickly underwrite and close these loans, particularly in the temporary, bridge and development commercial loan markets.

     In addition to the Consolidated Group's Receivable investments, Western United and, to a lesser extent Metropolitan, invest funds in securities which predominantly consist of corporate bonds, U.S. Treasury and government agency obligations, mortgage-backed securities and other securities. These investments also include security hedging investments and subordinate certificates and residual interests created out of

Receivable securitizations. The Consolidated Group also invests in venture capital investments. See "SECURITIES INVESTMENTS" and "RECEIVABLE
INVESTMENTS--Receivable Sales."

     The Consolidated Group has developed several funding sources. These sources include collateralized lines of credit; the sale of Receivables; Receivable cash flow and investment income; the issuance of annuity and life insurance policies; the issuance of debt and equity securities; the sale of real estate; and securities portfolio earnings. See "METHOD OF FINANCING."

     The Consolidated Group also sells and, through the services of Summit Property Development, Inc. ("Summit Property Development"), an affiliate of Metropolitan, develops real estate held generally acquired through the repossession of property securing Receivables or in exchange for property securing Receivables that have been repossessed. See "REAL ESTATE DEVELOPMENT."

     The Consolidated Group provides services to certain affiliated entities (the "Affiliated Companies") for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. ("Summit"), Old Standard, Old West Life Insurance & Annuity Company ("Old West"), Summit Property Development, Inc. and Metropolitan Investment Securities, Inc. ("MIS"). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

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

     Metropolitan's future results may be affected by certain risks and uncertainties including, but not limited to, the following:

     FALLING INTEREST RATES COULD NEGATIVELY AFFECT THE PROFITABILITY AND THE FAIR VALUE OF EQUITY OF THE CONSOLIDATED GROUP.

     If interest rates fall, the profitability and the fair value of equity of the Consolidated Group may decline because of a refinancing of Receivables and a net decrease in interest revenues. When interest rates fall, borrowers have an incentive to refinance their Receivables by taking out new loans at a lower rate of interest and repaying in full existing loans having a higher rate of interest. Because the Receivables with the higher rate of interest may be repaid early, the interest earned by the Consolidated Group may decline. On the other hand, higher interest rates could cause interest expenses to increase faster than interest income increases, because more financial liabilities than assets are scheduled to reprice or mature for the Consolidated Group during the fiscal year that began on October 1, 2001.

     FINANCIAL PERFORMANCE AND GROWTH OF THE CONSOLIDATED GROUP COULD BE NEGATIVELY AFFECTED BY THE INABILITY TO SELL RECEIVABLES.

     The Consolidated Group has historically sold or securitized pools of Receivables. The Consolidated Group intends to continue selling pools of Receivables but has generally discontinued its securitization of

Receivables. Several factors affect the Consolidated Group's ability to sell pools of Receivables, including conditions in the securities markets generally, conditions in the asset-backed securities markets specifically, the credit quality of the Receivables, compliance of the Consolidated Group's Receivables with the eligibility requirements established by the sale documents and the absence of any material downgrading or withdrawal of ratings given to securities issued in the Consolidated Group's previous securitizations. The Consolidated Group's financial performance and growth prospects may be adversely affected if they cannot favorably sell Receivables, or if they are completely unable to sell Receivables.

     IF RESIDUAL AND SUBORDINATE INTERESTS IN SECURITIZATIONS DO NOT PERFORM AS WE ANTICIPATE, THE CONSOLIDATED GROUP COULD HAVE LOWER THAN ANTICIPATED INCOME EARNINGS.

     The Consolidated Group owns subordinated and residual interests in several securitized loan pools, which generally are in a "first loss" position relative to the more senior securities sold to third parties and which carry a greater risk if loans in the securitizations are not paid or losses occur. The Consolidated Group values these interests by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Consolidated Group must estimate the future rate of prepayments, defaults and losses of the securitized Receivables. If those assumptions are inaccurate, the Consolidated Group will have incorrectly valued these interests on its balance sheet and may earn less income than was anticipated from those assets. In this regard, the Consolidated Group has previously revised certain of the assumptions resulting in losses and may do so in the future depending on the realization of the assumptions. For the Consolidated Group, other comprehensive income consists of net income and unrealized temporary gains and losses, net of income taxes, associated with certain investment securities.

     FORECLOSURE ON MORTGAGES COULD DELAY OR REDUCE PAYMENTS ON RECEIVABLES, ADVERSELY AFFECTING THE LIQUIDITY AND PROFITABILITY OF THE CONSOLIDATED GROUP.

     Foreclosure, bankruptcy and other similar proceedings used to enforce mortgage loans are generally subject to principles of equity which are designed to relieve the indebted party from the legal effect of that party's default. Statutes may limit the right of the Consolidated Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any such principle may lead to a loss or delay in the payment on a certificate in a securitization in which the Consolidated Group is involved or in loans held by the Consolidated Group.

     REAL ESTATE USED AS COLLATERAL TO COVER LOSSES ON RECEIVABLES MAY BE INADEQUATE.

     Most of the Receivables purchased by the Consolidated Group are collateralized by real estate to provide security if a borrower defaults on such borrower's mortgage. The real estate used as collateral may be insufficient to cover any loss in the event of foreclosure. Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in economic conditions, property condition, property values, zoning, land use, environmental laws and other legal restrictions, including changes in and restrictions on the timing and methods of foreclosure.

     WE COULD INCUR LOSSES ON RECEIVABLES THAT ARE SECURED ONLY BY A PROMISE TO PAY BECAUSE THERE IS NO COLLATERAL SECURING THE RECEIVABLE.

     The Consolidated Group purchases some Receivables that are not collateralized, such as annuities, lottery prizes, structured settlements or other investments. In these cases, the Consolidated Group does not have a security interest in a specific asset. It relies instead on a promise to pay from an insurance company, a state government or other entity. If the payor does not keep its promise to pay and defaults, the Consolidated Group will not have the benefit of a lien on any specific asset on which to foreclose to collect the Receivable.

     NET INCOME MAY BE INSUFFICIENT TO COVER FIXED CHARGES.

     Net income of the Consolidated Group in 2001, 2000 and 1999 was insufficient to cover fixed charges including preferred stock dividend requirements. In order to have the necessary funds to meet our obligations as they become due, we will be required to generate additional earnings, make additional sales of our preferred stock and debentures, or borrow or obtain funds from other sources. If the insufficiency in earnings continues, and if we are unable to sell a sufficient amount of preferred stock and debentures or obtain funds from other sources, we may not have sufficient funds to pay the Consolidated Group's obligations when due.

     IF EXISTING UNDERWRITING STANDARDS INSUFFICIENTLY EVALUATE THE RISK OF LOSSES ON RECEIVABLES, IT COULD LEAD TO LOSSES.

     Metropolitan underwrites many of the Receivables that are purchased by the Consolidated Group other than commercial loan originations. Many of these purchased Receivables were originated by sellers and other non-institutional lenders. Therefore, the underwriting standards used to originate these loans may have been less strict than the standards that are typically used when underwriting conventional mortgage loans. Metropolitan uses a variety of procedures to evaluate Receivables depending on the type of investment. While Metropolitan tries to minimize the risk of default and the risk of losses if there is a default, there is no assurance that these underwriting procedures will be effective. If the underwriting standards incorrectly assess the risk of an investment, actual losses could be higher than anticipated.

     IF INSURANCE SUBSIDIARY EARNINGS ARE UNAVAILABLE FOR DIVIDENDS AND FEES, METROPOLITAN COULD BE ADVERSELY AFFECTED.

     At September 30, 2001, approximately 83% of the Consolidated Group's assets were held by its insurance subsidiary, Western United. Metropolitan depends, in part, on its subsidiaries to make cash payment to Metropolitan to meet Metropolitan's payment obligations. Regulations in the State of Washington define the way in which an insurance company, such as Western United, can transfer assets and the amount of money that can be paid out in dividends by the insurance company. These regulations restrict the payment of cash dividends to the insurance company's portion of available surplus funds derived from any realized net profits as computed in accordance with statutory accounting principles. Furthermore, the payment of extraordinary dividends, as statutorily defined, is subject to prior notice to and review and approval by the Washington State Insurance Commissioner. The amount of surplus funds available for dividends at September 30, 2001 was approximately $8.0 million. Restrictions on the ability to declare dividends and transfers of assets could have an adverse effect on Metropolitan's financial performance and ability to meet its debt obligations and preferred stock dividend payments.

     THE CONSOLIDATED GROUP MAY BE UNABLE TO MEET ITS FINANCIAL OBLIGATIONS AS THEY BECOME DUE.

     The Consolidated Group generates cash flow primarily from payments received on Receivables and other investments, the sale of annuities and life insurance, the sale or securitization of Receivables, credit borrowings and the sale of debt and equity securities. Cash flows from existing assets have been adequate during the past five years to satisfy the demand for payment of maturing debentures and to pay preferred stock dividends. However, the Consolidated Group's ability to repay interest and principal on debt securities and preferred stock dividends that become due in the future and other outstanding obligations depends in part on the success of its future public or private offerings of debt and equity securities.

     AN INCREASE IN LIFE INSURANCE AND ANNUITY TERMINATION RATES MAY DECREASE EARNINGS.

     An increase in the termination rate of annuity contracts and life insurance policies would tend to decrease the earnings of Western United. If terminations increase, costs would increase because the insurance subsidiaries would have to immediately expense the unamortized deferred acquisition costs on those surrendered policies instead of continuing to amortize those costs over time. The rate at which annuity contracts and life insurance policies terminate is affected by several factors, including changes in interest rates, competition and changes in tax and other regulations. Management cannot predict the future rate of termination of life insurance and annuity policies.

     ENVIRONMENTAL CONDITIONS AND REGULATION OF PROPERTY ACQUIRED BY THE CONSOLIDATED GROUP MAY LEAD TO LOSSES.

     The Consolidated Group acquires properties in the course of its business, some of which may contain hazardous waste or other toxic materials. Various federal, state and local environmental laws, ordinances and regulations hold the owner or the previous owner of the property liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the affected property. Historically, the Consolidated

Group has tried to avoid acquiring properties or Receivables collateralized by properties that may be contaminated. The Consolidated Group is currently evaluating whether to acquire or originate commercial loans where the property type or use creates a greater risk of environmental problems or on properties where known environmental problems exist. In those circumstances, the Consolidated Group is evaluating insurance programs to eliminate or minimize the potential environmental costs to the Consolidated Group. However, there is no guarantee that the Consolidated Group can effectively implement an insurance program or that, if implemented, it would be sufficient to cover the losses caused by any of these environmental liabilities. As a result of its current business, the Consolidated Group may sustain significant losses due to such liability.

     POTENTIAL LIABILITY FOR ENVIRONMENTAL CLEAN-UP COST ON REAL ESTATE COULD ADVERSELY AFFECT THE CONSOLIDATED GROUP.

     The government can place a lien on environmentally contaminated property to guarantee that the clean-up costs for that property are paid. In many states, these liens have priority over the existing mortgage on the property. The Consolidated Group may be directly subject to these liens, or indirectly if they participate in a securitization of property and have a role in the day-to-day management of the facility or property. Environmental assessments to determine whether certain properties are contaminated are rarely performed by the Consolidated Group, and even where they are performed, there is no guarantee that the Consolidated Group will be insulated from liability for an environmental condition.

     THE CONSOLIDATED GROUP MAY BE ADVERSELY AFFECTED BY COMPETITION WITH ITS AFFILIATES.

     Several companies are affiliated with the Consolidated Group through common control by C. Paul Sandifur, Jr. Certain officers and directors of these affiliated companies are also employees of the Consolidated Group. In addition, the Consolidated Group provides services to affiliated companies, buys and sells Receivables to and from affiliated companies and makes loans to or borrows money from affiliated companies. These factors may lead to conflicts of interests such as which company receives a particular securities sale, how Receivables are distributed among or between separate companies, how fees for services are established and charged, how intercompany sales and purchases of Receivables are priced and the terms of any intercompany loan. Old Standard and Old West may compete with the Consolidated Group in acquiring Receivables and for the sale of annuities. Also, the Consolidated Group may compete with Summit for the acquisition of Receivables and the sale of securities. If these conflicts are not resolved favorably to the Consolidated Group, the performance of the Consolidated Group could be adversely affected.

     REAL ESTATE HELD FOR DEVELOPMENT MAY NOT BE ABLE TO BE SOLD, OR MAY NOT BE ABLE TO BE SOLD PROFITABLY.

     The Consolidated Group is engaged in the development of various real estate properties, including substantially undeveloped properties. It is possible that this property will not be able to be sold, or will not be able to be sold at a price exceeding the carrying value of the property. Factors such as local and national trends in commercial property values as well as local, state and national economic trends may impact the potential sales price for these properties.

     THE INEXPERIENCE OF THE CONSOLIDATED GROUP IN ORIGINATING COMMERCIAL LOANS COULD LEAD TO LOSSES.

     The Consolidated Group focuses its loan originations on loans that are collateralized by commercial real estate, including multi-family properties ("Commercial Loans"). The Consolidated Group previously originated and acquired first lien residential mortgage loans. Commercial Loans accounted for approximately $157.1 million, or 60%, of the real estate Receivables purchased or originated by the Consolidated Group in the fiscal year ended September 30, 2001. Management cannot predict whether it will have the ability or the desire to originate commercial loans in the future, whether such loans will achieve desirable yields or whether it will be able to accurately predict commercial loan default rates. It is possible that this shift in resources could prove to be unprofitable and could adversely affect the Consolidated Group.

     THE CONSOLIDATED GROUP MAY BE NEGATIVELY IMPACTED BY SOME OF ITS EQUITY INVESTMENTS.

     The Consolidated Group invests in venture capital, joint ventures and other related equity investments. The market price and valuations of these investments may fluctuate due to market conditions and other conditions over which the Consolidated Group has no control. If these equity investments decline in value, the

Consolidated Group could be negatively affected. Additionally, these investments may not have an active trading market and, as a result, the Consolidated Group may not be able to easily sell these investments and, if they are able to be sold, they may not be sold at favorable prices.

                             RECEIVABLE INVESTMENTS

INTRODUCTION

     Metropolitan has been investing in Receivables for its own account for over 40 years. Metropolitan also provides Receivable acquisition and underwriting services to its subsidiary, Western United, and to Old Standard, Old West and Summit. See "--Management and Receivable Acquisition Services." Also see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13. The evaluation, underwriting and closing operations are performed at Metropolitan's headquarters in Spokane, Washington. The following information describes the Receivable acquisition and underwriting procedures performed by Metropolitan on behalf of the Consolidated Group as of September 30, 2001. These practices may be amended, supplemented and changed at any time at the discretion of Metropolitan, subject to the investment guidelines of the entity acquiring the Receivable.

     The Consolidated Group's Receivable acquisitions include two principal types of Receivables: (1) Receivables collateralized by real estate and (2) alternative cash flows consisting of lottery prizes, structured settlements, annuities and other cash flowing assets. Additionally, the Consolidated Group expanded the origination of commercial loans during the fiscal year ended September 30, 2001. This was due in part to management's current perception that this market may be inadequately served by current lenders, who Metropolitan believes are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development loan markets.

     The market for the acquisition of existing real estate Receivables is commonly referred to as the secondary mortgage market. The secondary mortgage market includes individual Receivables that are held and sold by individual investors. The secondary mortgage market includes the sale of seller financed real estate Receivables and the sale and resale of pools of Receivables which can be seller financed, or originated or acquired by a financial institution. The Consolidated Group may acquire both individual and pools of Receivables.

     Metropolitan's Receivable acquisition activities (total activities for itself and for others), totaled approximately $654.0 million in fiscal 1999, $651.1 million in fiscal 2000 and $275.4 million in fiscal 2001. The reduction in acquisition activities between 2000 and 2001 was primarily due to a decreased emphasis in acquiring or originating residential mortgage loans (other than jumbo mortgage loans) in favor of a strategy to increase its origination of commercial mortgage loans generally in the $5 million to $15 million range. See "--Real Estate Receivables--Commercial Loan Originations."

REAL ESTATE RECEIVABLES

     Metropolitan has developed marketing techniques, sources and underwriting practices for each of its different types of Receivables. In general, the real estate Receivables acquired or originated by the Consolidated Group consist of non-conventional loans. This type of Receivable possesses characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending or the seller or borrower chose to use non-conventional financing. In this type of lending, generally the lender will focus on the quality of the collateral as the ultimate recourse in the event of the borrower's default rather than the ability of the borrower to repay.

Individual Real Estate Receivable Acquisition Sources

     Historically, the majority of the Consolidated Group's real estate Receivables were acquired as individual Receivable acquisitions. See "--Current Mix of Receivable Investment Holdings." Metropolitan's principal source for private market Receivables are independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations that own and wish to sell a Receivable.

     Metropolitan's acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller, and quick closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase Receivables. In order to enhance its position in this market, Metropolitan has improved its acquisition strategies and has implemented flexible and strategic pricing and closing programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

     In addition to investing in existing Receivables, the Consolidated Group may originate jumbo residential loans through Metwest. The Consolidated Group may also originate first lien residential loans as a result of re-selling real estate acquired through foreclosure.

Commercial Loan Originations

     The Consolidated Group originates commercial loans collateralized by various types of commercial properties including income producing properties, fully developed lots and land held primarily for residential development. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million. The Consolidated Group typically lends at 50-65% loan-to-value ratios, requires guarantors on each loan and may require multiple pieces of collateral to adequately collateralize a particular loan. The Consolidated Group is usually in a first lien position on the primary collateral.

     The Consolidated Group obtains leads for such loans through independent mortgage brokers. While these independent mortgage brokers may be involved with the negotiation of terms on behalf of the borrower, all applications, commitments and documentation are drafted by the Consolidated Group's counsel and executed directly with the borrower and guarantor.

     Commercial loans originated by the Consolidated Group are underwritten applying criteria which may include, but are not limited to, the following: evaluating the borrower's and guarantor's financials and credit, obtaining a current, satisfactory appraisal of the collateral, making a physical inspection of the property, obtaining title insurance and reviewing other factors that affect collateral valuation such as environmental reports, structural inspections, zoning and entitlement status. The sum of the underwriting evaluation (collateral, borrower and guarantor strength) and the borrower's alternative financing options affect the interest rate and loan-to-value ratios that the Consolidated Group will require. A higher risk evaluation would result in a higher required interest rate and a lower loan-to-value ratio. In the circumstance that the borrower has limited financing options due primarily to time constraints, the Consolidated Group has the opportunity to charge higher rates at lower loan-to-values than the risk might otherwise require. The Consolidated Group's proven ability to be more responsive than the competition to time sensitive opportunities has been key to its ability to capitalize on the latter circumstance, which provides higher returns for lower risk.

     The weighted average yields on originated commercial loans were 14.3% on $128.3 million of Receivables at September 30, 2001 and 17.8% on $7.5 million of Receivables at September 30, 2000. The loans closed generally have required short-term balloon payments (approximately two to five years). However, because the Consolidated Group individually underwrites and prices these loans, the current terms may not be a reflection of the terms that may be negotiated in future transactions.

OTHER RECEIVABLES

Non Real Estate Receivable Sources

     Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate, such as annuities, lottery prizes and business notes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be cashed in directly with the issuing insurance company. Business notes are cashflow instruments that are paid to a seller for the purchase of a business operation. Metropolitan's source for these investments is generally private brokers who specialize in these types of Receivables.

Non Real Estate Receivable Underwriting

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

     In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of the annuity policy and review of the seller's credit report. Upon submission of the file the most current credit rating of the annuity issuer will be obtained. Furthermore, Metropolitan will conduct a Uniform Commercial Code ("UCC") search by county or state where applicable, on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

     In the case of business notes, the underwriting guidelines require the review of the note, purchase and sale agreement, closing statement for the purchase of the business, security agreement and any other documents necessary to assist the Underwriters in determining the nature of the business enterprise and the terms of the sale. The borrower's credit will be evaluated and a current UCC search will be obtained to ensure that no prior liens exist on the secured property. Other criteria require that the note be secured by a first priority lien in the security, and if the property is leased, the lease must run to the maturity date of the note.

Other Receivables

     Metropolitan continually seeks opportunities to invest in new Receivable markets. These programs account for a minimal amount of Metropolitan's current and projected Receivable acquisition volume. However, Metropolitan always remains open to new opportunities that may arise for the acquisition of new types of Receivables.

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

CURRENT MIX OF RECEIVABLE INVESTMENT HOLDINGS

     The Consolidated Group's investments in Receivables include Receivables collateralized by first or junior liens, primarily on single family residential property and commercial properties. Management believes that the large numbers of relatively small individual Receivables, the geographic dispersion of the collateral and the ratio of collateral value to investment amount requirements dissipate much of the risk in the residential mortgage portion of the portfolio.

     During the fiscal year ended September 30, 2001, the Consolidated Group began expanding the origination of commercial loans. The yield earned on the mortgages collateralized by commercial property are higher than the yield on Receivables collateralized by single family residential property because the credit risks are lower for the mortgage collateralized by single family residential property. However, investments in commercial loans are less diversified because, on average, the principal amount of a commercial loan is greater than the principal amount of a residential mortgage or other Receivable.

     Management continually monitors economic and demographic conditions throughout the country in an effort to avoid a concentration of its acquired real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

     The following charts and map present information regarding type of real estate collateral, geographical distribution and lien priority of the Consolidated Group's portfolio of outstanding real estate Receivables as of September 30, 2001.

                 DISTRIBUTION OF RECEIVABLES BY COLLATERAL TYPE

                                  (PIE CHART)

Residential.................................................  43%

Commercial..................................................  46%

Farms, Land, Other..........................................  11%

                          DISTRIBUTION OF RECEIVABLES
              (COLLATERALIZED BY REAL ESTATE) BY SECURITY POSITION

                                  (PIE CHART)

First Lien Position.........................................  99%

Second Lien or Lower Position...............................   1%

             DISTRIBUTION OF ASSETS AS A PERCENTAGE OF TOTAL ASSETS

                                  (PIE CHART)

Receivables Collateralized by Real Estate...................  31%

Securities Investments......................................  26%

Other Receivables (Structured Settlements, Lotteries and
  Annuities and Direct Financing Leases)....................  13%

Reinsurance Receivable......................................   8%

Other.......................................................   6%

Real Estate Held............................................   6%

Cash........................................................   5%

Deferred Costs..............................................   5%

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.
          PERCENTAGE DISTRIBUTION BY STATE OF THE PRINCIPAL AMOUNT OF
       RECEIVABLES COLLATERALIZED BY REAL ESTATE AS OF SEPTEMBER 30, 2001

                                     (MAP)

Washington..................................................   14%

California..................................................   14%

Arizona.....................................................   12%

Texas.......................................................    9%

Florida.....................................................    8%

Colorado....................................................    7%

Nevada......................................................    5%

Oregon......................................................    5%

New Mexico..................................................    4%

Georgia.....................................................    3%

New York....................................................    3%

Alaska......................................................    2%

Idaho.......................................................    2%

Hawaii......................................................    1%

Montana.....................................................    1%

North Carolina..............................................    1%

Utah........................................................    1%

Michigan....................................................    1%

States not showing a percentage have less than 1%.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2001

     At September 30, 2001, the Consolidated Group held first priority liens associated with contracts and mortgage note Receivables with a face value of approximately $439.8 million (99%) and second or lower priority liens of approximately $5.7 million (1%). Approximately 30% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 23% by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 13% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 13% by properties located in the Southwest (Texas and New Mexico) and approximately 4% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland). The face value of the real estate Receivables ranges principally from $15,000 to $300,000 with 90 real estate Receivables, aggregating approximately $172.2 million, in excess of this range. No individual contract or note is in excess of 5% of the total carrying value of real estate Receivables and less than 2% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 85% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 2001 is approximately 10.5%. Maturity dates range from 2001 to 2031.

                                                     INTEREST       CARRYING     DELINQUENT
                                       NUMBER OF       RATES       AMOUNT OF      PRINCIPAL
DESCRIPTION                           RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT
-----------                           -----------   -----------   ------------   -----------
RESIDENTIAL
First Mortgage > $100,000...........       317          7-12%     $ 52,271,319   $ 6,077,080
First Mortgage $50,000-100,000......       882          8-13        58,864,048     4,754,841
First Mortgage < $50,000............     3,899          8-12        78,110,250     4,866,726
Second or Lower > $100,000..........         4           7-9         1,119,133
Second or Lower $50,000-100,000.....         6          7-14           501,093        99,868
Second or Lower < $50,000...........        81          7-11         1,354,847        57,732
COMMERCIAL
First Mortgage > $10,000,000........         1            13        20,000,000
First Mortgage
  $5,000,000-10,000,000.............        16         12-14       114,625,355    11,184,423
First Mortgage < $5,000,000.........       642          8-12        66,437,457     3,997,844
Second or Lower > $10,000,000.......        --
Second or Lower
  $5,000,000-10,000,000.............        --
Second or Lower < $5,000,000........        25          8-10         2,491,235
FARM, LAND AND OTHER
First Mortgage > $100,000...........       103          7-14        22,124,360     2,382,943
First Mortgage $50,000-100,000......       154          8-14        10,532,783       196,489
First Mortgage < $50,000............       899          8-14        17,020,876       518,538
Second or Lower > $100,000..........        --            --
Second or Lower $50,000-100,000.....        --            --
Second or Lower < $50,000...........         6          8-10            73,040         2,231
Unrealized discounts, net of
  unamortized acquisition cost, on
  Receivables purchased at a
  discount..........................                               (15,422,770)
Accrued interest receivable.........                                 7,515,198
                                                                  ------------   -----------
CARRYING VALUE......................                              $437,618,224   $34,138,715
                                                                  ============   ===========

     The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

     The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                   RESIDENTIAL     COMMERCIAL      FARM, LAND,
                                    PRINCIPAL      PRINCIPAL     OTHER PRINCIPAL   TOTAL PRINCIPAL
                                   ------------   ------------   ---------------   ---------------
October 2001 to September 2004...  $ 24,750,343   $114,509,410     $10,635,563      $149,895,316
October 2004 to September 2006...    14,262,731     35,387,155       5,410,116        55,060,002
October 2006 to September 2008...    12,461,608      6,857,257       5,395,567        24,714,432
October 2008 to September 2011...    24,035,843      8,372,984       5,567,618        37,976,445
October 2011 to September 2016...    32,660,978     10,239,588       5,392,458        48,293,024
October 2016 to September 2021...    18,300,547     12,367,784      14,491,294        45,159,625
October 2021 and Thereafter......    65,748,640     15,819,869       2,858,443        84,426,952
                                   ------------   ------------     -----------      ------------
                                   $192,220,690   $203,554,047     $49,751,059      $445,525,796
                                   ============   ============     ===========      ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2000

     At September 30, 2000, the Consolidated Group held first priority liens associated with contracts and mortgage note Receivables with a face value of approximately $397.8 million (98%) and second or lower priority liens of approximately $6.5 million (2%). Approximately 31% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 26% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 11% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 6% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 12% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables ranges principally from $15,000 to $300,000 with 98 real estate Receivables, aggregating approximately $73.2 million, in excess of this range. No individual contract or note is in excess of 1.4% of the total carrying value of real estate Receivables and less than 4% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 93% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 2000 is approximately 9.5%. Maturity dates range from 2000 to 2030.

                                                     INTEREST       CARRYING     DELINQUENT
                                       NUMBER OF       RATES       AMOUNT OF      PRINCIPAL
DESCRIPTION                           RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT
-----------                           -----------   -----------   ------------   -----------
RESIDENTIAL
First Mortgage > $100,000...........       457         8-12%      $ 78,010,622   $ 6,772,864
First Mortgage $50,000-100,000......     1,048         8-12         70,540,129     4,925,738
First Mortgage < $50,000............     4,999         8-13         89,999,251     5,504,354
Second or Lower > $100,000..........         7          8-9          1,489,654            --
Second or Lower $50,000-100,000.....         7         8-10            450,691            --
Second or Lower < $50,000...........       100         8-11          1,519,664        39,774
COMMERCIAL
First Mortgage > $10,000,000........        --           --                 --            --
First Mortgage
  $5,000,000-10,000,000.............         1            7          5,853,023            --
First Mortgage < $5,000,000.........       809         7-13         92,967,021     5,844,813
Second or Lower > $10,000,000.......        --           --                 --            --
Second or Lower
  $5,000,000-10,000,000.............        --           --                 --            --
Second or Lower < $5,000,000........        30         8-10          2,837,051            --
FARM, LAND AND OTHER
First Mortgage > $100,000...........       127         8-14         31,147,514     2,565,674
First Mortgage $50,000-100,000......       163         8-13         11,040,628       328,433
First Mortgage < $50,000............     1,039         8-12         18,207,139       370,858
Second or Lower > $100,000..........        --           --                 --            --
Second or Lower $50,000-100,000.....        --           --                 --            --
Second or Lower < $50,000...........        10         8-10            166,225        47,493
Unrealized discounts, net of
  unamortized acquisition costs, on
  Receivables purchased at a
  discount..........................                               (13,948,973)
Accrued Interest Receivable.........                                 5,698,149
                                                                  ------------   -----------
CARRYING VALUE......................                              $395,977,788   $26,400,001
                                                                  ============   ===========

     The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

     The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                   RESIDENTIAL     COMMERCIAL      FARM, LAND,
                                    PRINCIPAL      PRINCIPAL     OTHER PRINCIPAL   TOTAL PRINCIPAL
                                   ------------   ------------   ---------------   ---------------
October 2000 to September 2003...  $ 26,675,113   $ 20,333,487     $15,117,886      $ 62,126,487
October 2003 to September 2005...    19,238,690     21,692,258       7,641,372        48,572,320
October 2005 to September 2007...    16,641,705     11,043,453       7,759,764        35,444,922
October 2007 to September 2010...    30,164,884     11,197,410       7,291,448        48,653,742
October 2010 to September 2015...    42,321,120     12,069,089       7,031,508        61,421,717
October 2015 to September 2020...    20,839,479      4,832,112      12,537,597        38,209,187
October 2020 and Thereafter......    86,129,019     20,489,286       3,181,932       109,800,237
                                   ------------   ------------     -----------      ------------
                                   $242,010,010   $101,657,095     $60,561,507      $404,228,612
                                   ============   ============     ===========      ============

SERVICING, COLLECTION AND DELINQUENCY EXPERIENCE

     Prior to April 2001, Metwest performed the servicing and collection functions related to the Consolidated Group's Receivable portfolio. Metwest also serviced the Receivables of Summit, Old Standard and Old West, as well as Receivables sold through securitizations. Fees for providing services to Metropolitan and Western United had no impact on the results of operations of the Consolidated Group during fiscal 2001 as they are eliminated in the consolidated financial statements. Fees for providing servicing and collection services to the trusts holding securitized pools and to Summit, Old Standard and Old West were approximately $6.2 million before deducting amortization of servicing rights of approximately $1.2 million during the fiscal year ended September 30, 2001. These charges to parties outside the Consolidated Group provided an additional source of income to the Consolidated Group.

     In April 2001, as a result of Metropolitan's decision to stop performing loan servicing operations, the Consolidated Group participated with certain affiliates in a transaction with a wholly-owned subsidiary of Ocwen Financial Corporation ("Ocwen") (NYSE: OCN), where the servicing rights to approximately $721 million of Receivables and foreclosed properties held for sale were transferred to Ocwen. Of the total transferred, the Consolidated Group contributed approximately $597.4 million in Receivables and foreclosed properties. In October 2001, the Consolidated Group entered into a subservicing agreement, whereby Ocwen will provide servicing for the majority of the remaining Receivable portfolio in addition to the Consolidated Group's future acquisitions of new Receivables. As the servicer for the Consolidated Group, Ocwen is responsible for all servicing related functions ranging from payment processing to the liquidation of property acquired as a result of foreclosure. Ocwen carries a level 2 servicer rating from Fitch IBCA, Inc. ("Fitch"). According to Fitch, level 2 servicers have demonstrated high performance in all relevant categories. Standard & Poor's ("S&P") has assigned its Strong Residential Subprime and Residential Special Servicer rankings to Ocwen. S&P has also assigned an Above Average Residential Alternative Servicer ranking to Ocwen for subordinate lien products. Moody's Investor Service, Inc. ("Moody's") does not currently rate mortgage servicers; however, Moody's recognizes Ocwen as a highly qualified subprime and special servicer. According to Ocwen's filings with the SEC, as of June 30, 2001, Ocwen serviced in excess of $15 billion in assets. Ocwen's primary business is the servicing and special servicing of nonconforming and subprime residential and commercial mortgage loans. Ocwen also specializes in the related development of loan servicing technology and software for the mortgage and real estate industries.

     When a payment becomes delinquent on a commercial loan, either Ocwen's or the Consolidated Group's collection unit (depending on which entity is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to a Consolidated Group asset manager according to property type, size of loan and complexity of transaction. The asset manager will review the file and all documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If, upon the expiration of the notice of default, the default is not cured, foreclosure is begun immediately by counsel. Concurrent with the notice of default period and the foreclosure process, the assigned asset manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the asset manager will also develop a workout program and make recommendations to the Consolidated Group's Problem Loan Review Committee for approval. As a part of formulating this workout plan, the Asset Manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the Problem Loan Review Committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the asset manager with the borrower that would result in other than full reinstatement are subject to prior approval by the Problem Loan Review Committee.

     The Problem Loan Review Committee is composed of the heads of underwriting, risk management and operations, commercial lending, legal and property development. The committee meets bi-weekly and reviews: all newly defaulted loans, continuing defaulted loans, loans in foreclosure, loans in bankruptcy and all repossessed properties for developments and progress on approved workout plans.

     The principal amount of the Consolidated Group's originated commercial loans (as a percentage of the total outstanding principal of Receivables collateralized by real estate) that were in arrears for more than ninety days as of the following dates were:

September 30, 2001..........................................  1.3%
September 30, 2000..........................................    0%
September 30, 1999..........................................    0%

     The principal amount of the Consolidated Group's other Receivables collateralized by real estate (as a percentage of the total outstanding principal of Receivables collateralized by real estate) that were in arrears for more than ninety days as of the following dates were:

September 30, 2001..........................................  6.4%
September 30, 2000..........................................  6.5%
September 30, 1999..........................................  5.5%

     The real estate Receivables acquired by the Consolidated Group are generally A-, B and C credit Receivables. Management expects higher delinquency rates, because Receivables purchased or originated by the Consolidated Group are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association ("Fannie Mae"), because of the increasing concentration of acquisitions in commercial loans and because loans which have no current delinquency can be sold, while delinquent loans cannot be sold. Management believes that the economic effects of these higher delinquency rates will be generally offset by the higher yields received on these Receivables than those typically received on the conventional "A" credit lending markets and the value of the underlying collateral. The weighted average yields for the Consolidated Group's Receivables collateralized by real estate were approximately 12.5%, 10.7% and 10.4% at September 30, 2001, 2000 and 1999, respectively. In addition, the Consolidated Group maintains an allowance for losses on delinquent real estate Receivables. As a result, management believes losses from resales of repossessed properties are generally lower than might be expected given the delinquency rates.

ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS

     The Consolidated Group establishes an allowance for expected losses on real estate contracts and mortgage notes receivable held for investment based upon historical experience. The Consolidated Group continually reviews the results of its resales of repossessed real estate to identify any market trends and to document the Consolidated Group's historical experience on such sales. The Consolidated Group adjusts its allowance for losses requirement, as appropriate, based upon such observed trends in delinquencies and losses on resales. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision for Losses on Real Estate Assets" under Item 7.

     The following table outlines the Consolidated Group's changes in the allowance for losses on real estate contracts and mortgage notes receivable held for investment:

                                                    YEAR ENDED OR AT SEPTEMBER 30,
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Beginning Balance.............................  $10,739,811   $ 6,855,606   $ 8,678,589
Provisions....................................    5,297,052     9,037,741     5,429,416
Charge-Offs...................................   (4,794,882)   (5,153,536)   (7,252,399)
                                                -----------   -----------   -----------
Ending Balance................................  $11,241,981   $10,739,811   $ 6,855,606
                                                ===========   ===========   ===========
Percentage of Ending Balance of Allowances to
  Outstanding Real Estate Contracts and
  Mortgage Notes Receivable Held for
  Investment..................................          2.6%          3.0%          2.0%
                                                ===========   ===========   ===========
Ratio of Net Charge-Offs to Average Real
  Estate Contracts and Mortgage Notes
  Receivable Held for Investment Outstanding
  During the Period...........................          1.2%          1.5%          1.8%
                                                ===========   ===========   ===========

     The provision for losses on real estate contracts and mortgage notes receivable, including commercial loans, is determined as the amount required to establish the allowance at the level determined in accordance with the policy described above. Because primarily all of the Receivables are collateralized by real estate, the Consolidated Group considers its historical repossession rates and loss experience in determining the likelihood that Receivables that are currently performing may become delinquent, and the loss that may be experienced should foreclosure become the means of satisfaction. The Consolidated Group manages its risk of loss upon default through the underwriting process that reviews demographics, real estate market trends, property value and overall economic conditions related to the real property collateralizing a Receivable. Management does not expect that the loss experience related to the Receivables will increase materially during the next full year of operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Provision for Losses on Real Estate Contracts and Mortgage Notes Receivable" under item 7.

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

     The estimated net realizable value of a repossessed property is determined as of the date of repossession of the property. It is based on an appraisal by a licensed independent appraiser at the time the property was repossessed.

     The following table presents specific information about the Consolidated Group's repossessed properties with net realizable values of $100,000 or more which were held at September 30, 2001 and/or September 30, 2000.

                              ESTIMATED NET    ESTIMATED NET
                                REALIZABLE       REALIZABLE                     YEAR OF     TOTAL RENT
PROPERTY TYPE/STATE LOCATION  VALUE 9/30/00    VALUE 9/30/01    SALES PRICE   FORECLOSURE    RECEIVED
----------------------------  --------------   --------------   -----------   -----------   ----------
House, New York...........      $       --       $  123,094     $       --       2001        $     --
Commercial, New York......         199,215          199,215             --       1998          54,218
Commercial, New York......         103,609               --         30,000       1999              --
Commercial, Texas.........              --          130,910             --       2001              --
House, New York...........              --          112,032             --       2001              --
Farm, Washington..........              --        1,331,889             --       2001              --
Farm, Washington..........              --          297,042             --       2001              --
House, Washington.........       1,197,052        1,197,052             --       1999              --
Condo, Maryland...........         325,499          325,499             --       1999          69,170
Commercial Land, Florida..         144,798               --        160,000       1999              --
Commercial, Washington....         534,246          544,241             --       1999              --
Commercial, New York......         150,993               --         78,000       1999              --
3 to 4 plex, New Jersey...              --          150,096             --       2001              --
House, Illinois...........         181,024               --        209,000       1999              --
House, Arizona............         267,957               --        370,000       1999              --
Commercial Land, Arizona..         104,147               --         60,000       1999              --
Commercial, Florida.......         190,642               --         95,000       1999              --
Commercial Land, Florida..         235,703          235,703             --       1998              --
Commercial, New York......         174,325          174,325             --       1999              --
House, California.........         106,176               --        158,500       2000              --
Commercial, Texas.........         220,430               --        290,000       2000              --
Commercial Land, Florida..         169,785          169,785             --       1999              --
Commercial, New York......         174,412               --        115,000       1998           7,810
Commercial, Florida.......              --          953,626             --       2001              --
House, Texas..............         111,496               --        135,000       2000              --
House, Texas..............              --          186,074             --       2001              --
House, Washington.........         142,901               --        219,000       2000              --
Land, Utah................         105,043          105,043             --       1999              --
Residential Mobile Home,
  Colorado................         166,353               --        138,000       1999              --
House, Montana............              --          131,827             --       2001              --
House, Washington.........         232,136               --        200,000       1999              --
House, Washington.........         140,377               --        195,000       2000              --
House, Arkansas...........         122,197               --        124,000       1999              --
3 to 4 plex, New Jersey...         142,358               --        110,000       2000              --
House, Nevada.............         121,940               --        161,567       2000              --
Commercial, Oregon........         105,054               --        119,000       2000              --
House, Florida............              --          135,879             --       2001              --
Commercial, Virginia......         113,122          113,122             --       2000           9,006
Commercial, California....              --          195,576             --       2001              --

                              ESTIMATED NET    ESTIMATED NET
                                REALIZABLE       REALIZABLE                     YEAR OF     TOTAL RENT
PROPERTY TYPE/STATE LOCATION  VALUE 9/30/00    VALUE 9/30/01    SALES PRICE   FORECLOSURE    RECEIVED
----------------------------  --------------   --------------   -----------   -----------   ----------
House, Oklahoma...........              --          153,243             --       2001              --
House, Maryland...........         247,299          252,910             --       2001              --
House, Wisconsin..........              --          147,836             --       2001              --
Land, California..........              --          178,737             --       2001              --
House, New Mexico.........              --          104,357             --       2001              --
House, Montana............              --          124,357             --       2001              --
Land, Colorado............              --          201,101             --       2001              --
House, Kentucky...........              --          101,302             --       2001              --
Condo, Texas..............              --          228,510             --       2001              --
Land, Colorado............              --          102,052             --       2001              --
Commercial, New Mexico....                          433,137                      2001
Duplex, Arkansas..........                          102,204                      2001
                                ----------       ----------     ----------                   --------
                                $6,230,289       $8,941,776     $2,967,067                   $140,204
                                ==========       ==========     ==========                   ========

     For information regarding the Consolidated Group's activity in properties held for development, see "REAL ESTATE DEVELOPMENT."

MANAGEMENT AND RECEIVABLE ACQUISITION SERVICES

     Metropolitan provides management and Receivable acquisition services to its subsidiaries and to Summit, Old Standard and Old West. The Receivable acquisitions satisfy underwriting and yield requirements established by the purchasing company. The difference between the yield requirement and the yield which Metropolitan actually negotiates is retained by Metropolitan as its compensation for providing acquisition services, except with respect to Western United which on April 1, 1998 began acquiring loans from Metropolitan at Metropolitan's cost in compliance with current insurance regulatory application of statutes regulating transactions within a holding company group.

     Additionally, Metropolitan provides Receivable acquisition services to Summit, Old Standard and Old West. The fee is based upon yield requirements established by Summit, Old Standard and Old West. Metropolitan charges, as its Receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiated when the Receivable is acquired. The fees are recognized as revenues when the related fees are charged to those companies. During 2001, Metropolitan charged Summit, Old Standard and Old West fees of approximately $0.9 million. The service agreements with Western United have no effect upon the consolidated financial results of the Consolidated Group. The service agreements with Summit, Old Standard and Old West provide an additional source of fee income to Metropolitan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

RECEIVABLE SALES

     The Consolidated Group sells pools of Receivables when it considers it profitable to do so. Such sales generally occur through one of two methods: (1) securitization or (2) direct sales. Historically, the majority of the Consolidated Group's Receivable sales have been through securitizations. The Consolidated Group did not participate in any new securitizations during 2001, and does not anticipate participating in new real estate backed securitizations during 2002. Management believes that, in addition to the profits which may be earned, the sale of Receivables provides a number of benefits including allowing the Consolidated Group to diversify its funding base, providing liquidity and possibly providing lower cost of funds. The sale of Receivables allows the Consolidated Group to continue to expand its investing activities without increasing its total asset size.

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

     Through September 30, 2001, the Consolidated Group (principally Metropolitan and Western United) participated as a co-sponsor in 13 real estate Receivable securitizations, of which five were also participated in by affiliates, Summit, Old Standard and Old West. The affiliates' percentage of each securitization has been less than approximately 10% in each transaction in which they participated.

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

     In the securitizations in which the Consolidated Group has participated, the rights of the senior certificate holders were enhanced through subordinating the rights of subordinate and residual interests to receive distributions with respect to the mortgage loans. The selling companies initially retained their respective residual interests but in 1999, certain of such residual interests were resecuritized. At September 30, 2001, the value of residual interests held by the Consolidated Group was approximately $31.4 million. When determining the expected cash flow, the Consolidated Group must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows.

     The Consolidated Group may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as "available-for-sale" securities. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. During the fiscal year ended September 30, 2001, the Consolidated Group determined that certain residuals had other than temporary declines in value due to a deterioration of future expected cash flows. Accordingly, the Consolidated Group recorded a $4.1 million charge to the statement of operations as a loss on investments, representing the amount permanently impaired. The Consolidated Group will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities.

     In addition to sales through securitizations, the Consolidated Group sells pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale.

     During the year ended September 30, 2001, the Consolidated Group sold portfolios of real estate Receivables through both direct sales and a securitization pre-funding with proceeds of approximately $113.0 million and gains of $3.2 million. During that same period, the Consolidated Group sold other Receivables through direct sales with proceeds of approximately $6.0 million and losses of $0.3 million.

     During the year ended September 30, 2000, the Consolidated Group sold portfolios of real estate Receivables through both direct sales and securitizations with proceeds of approximately $600.0 million and gains of $24.8 million. During that same period, the Consolidated Group sold other Receivables through both direct sales and securitizations with proceeds of approximately $46.5 million and gains of $2.2 million.

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

                     LIFE INSURANCE AND ANNUITY OPERATIONS

INTRODUCTION

     One of the Consolidated Group's principal subsidiaries is Western United. Western United was incorporated in Washington State in 1963. As of September 30, 2001, Western United owned approximately $1.2 billion in assets before any elimination of assets for consolidation purposes.

     Western United markets its annuity and life insurance products through over 1,475 independent sales representatives under contract. These representatives may also sell life insurance and/or annuity products for other companies. Western United is licensed as an insurer in the States of Alaska, Arizona, Hawaii, Idaho, Indiana, Montana, Nebraska, Nevada, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming.

     Management intends to expand the operations of Western United into other states as opportunities arise, which may include the acquisition of other existing insurance companies. Western United currently has an insurance license application pending in the State of New Mexico.

     During the calendar year ended December 31, 2000, approximately 92% of Western United's deferred annuity business was produced in the states of Idaho, Montana, Oregon, Texas, Utah and Washington. Based on the latest data available, during calendar year 2000, Western United's deferred annuity market share in these six states was 2.8%.

     Western United has filed a registration statement with the SEC relating to a public offering of up to $50,000,000 of its Variable Rate Cumulative Preferred Stock, Series B (the "Series B Shares"). The offering is expected to begin promptly after the registration statement is declared effective by the SEC and the other necessary regulatory approvals are received. Western United is unable to predict whether it will be able to sell all or any of the Series B Shares. Offers to sell the Series B Shares will only be made by means of the final prospectus.

     Western United is a member of the Insurance Market Standards Association, which is an association established to promote ethical insurance marketing standards among its members. Western United is also a member of the Federal Home Loan Bank of Seattle.

     Western United is required by the laws of the State of Washington to limit its investment in real estate assets to 65% of its statutory assets. The balance of Western United's investments are principally invested in government and investment-grade securities, but may be invested in a variety of other areas as permitted by applicable insurance regulations. See "SECURITIES INVESTMENTS" and "REGULATION."

     Generally, loans which are acquired through the institutional secondary mortgage market qualify as "mortgage related securities" pursuant to the Secondary Mortgage Market Enhancement Act ("SMMEA"). SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations, which are issued by or guaranteed as to principal and interest by the United States Government, its agencies and instrumentalities, can be acquired. As a result, Western United can acquire qualifying real estate Receivables in amounts which exceed the above referenced 65% limitation. Such acquisitions are also exempt from other state insurance regulations including loan to value and appraisal regulations.

ANNUITIES

     Western United has actively marketed single and flexible premium deferred annuities since 1980. During the past three calendar years, approximately 99% of Western United's direct premiums were derived from annuity sales.

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

     During the year ended September 30, 2001, Western United introduced Heritage Max, a single premium deferred annuity. The initial interest rate is guaranteed for two policy years, with rates thereafter declared annually and guaranteed for one policy year. The minimum guaranteed interest rate is 3% for all policy years. Bailout provisions exist in policy years three through five that allow policyholders to withdraw their funds without surrender charges if the annual interest rate falls below the initial interest rate. Surrender charges on this product begin at 7% and decline to 4% during the first five years of the policy. However, policyholders may withdraw up to 15% of their account value annually without incurring a surrender penalty. This product is only available to policyholders age 85 or older.

     During the year ended September 30, 2001, Western United introduced TD Max+, a single premium deferred annuity. Interest rates are guaranteed for the first five policy years, with rates thereafter declared annually and guaranteed for one policy year. The initial rate applies during the first policy year and increases by .20% in each of the next four policy years. Thereafter, the minimum guaranteed interest rate is 3% for all policy years. Step-down surrender charges ranging from 8% to 5% are in effect for the first five years of the policy. However, policyholders may withdraw up to 10% of their account value annually without incurring a surrender penalty. Minimum premium is $25,000.

     At September 30, 2001, deferred policy acquisition costs were approximately 6.9% of life and annuity reserves. Increasing termination rates may have an adverse impact on Western United's earnings through requiring faster amortization of these costs. Management believes that this potentially adverse impact is mitigated by annuity interest spreads. This spread analysis is shown in the following table, which applies to the results of Western United during the past three calendar years, based on insurance regulatory report filings:

                                                                                 THREE
                                                                                 YEAR
                                                           2000   1999   1998   AVERAGE
                                                           ----   ----   ----   -------
Net Investment Earnings Rate.............................  7.91%  8.12%  7.58%   7.87%
Average Credited Interest Rate...........................  5.79   5.71   5.84    5.78
Spread...................................................  2.12   2.41   1.74    2.09

     During fiscal 2001, 2000 and 1999, amortization of actuarially determined deferred policy acquisition costs was $9.0 million, $12.6 million and $11.0 million, respectively. The amortization of previously capitalized expenses includes an unlocking adjustment of approximately $4.3 million during the fiscal year ended September 30, 2001.

     Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves. For the calendar years 2000, 1999 and 1998, lapse rates were 27.3%, 16.9%, and 18.9%, respectively. Based upon results for the nine months ended September 30, 2001, lapse rates were 20.18%.

LIFE INSURANCE

     During the year ended September 30, 2001, less than 1% of Western United's statutory direct premiums were derived from the sale of interest sensitive whole life insurance and term life insurance policies. As of September 30, 2001, the face amount of life insurance policies written and outstanding totaled approximately $211.0 million, net of amounts ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience (i.e. the frequency of claims resulting from deaths of policyholders). Although Western United's mortality rates to date have been lower than expected, higher credited interest rates and higher issuing expenses combined with low volume have resulted in lower profits than those experienced with its annuity products.

     The following table sets forth certain key financial information regarding the Consolidated Group's life insurance subsidiary.

                                                      YEAR ENDED OR AT SEPTEMBER 30,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Insurance In Force
  Individual Life................................  $  244,702   $  259,976   $  282,481
  Less Ceded to other Companies..................     (33,712)     (37,595)     (41,372)
                                                   ----------   ----------   ----------
                                                   $  210,990   $  222,381   $  241,109
                                                   ==========   ==========   ==========
Life Insurance Revenues..........................  $    1,699   $    1,767   $    1,994
Less Ceded Premiums..............................        (333)        (309)        (326)
                                                   ==========   ==========   ==========
Net Life Insurance Premiums......................  $    1,366   $    1,458   $    1,668
                                                   ==========   ==========   ==========
Net Gains (Losses) on Investments................  $   (3,813)  $       54   $   (2,967)
                                                   ==========   ==========   ==========
Net Investment Income............................  $   72,362   $   65,959   $   59,546
                                                   ==========   ==========   ==========
Benefits, Claim Losses and Settlement Expenses...  $   47,425   $   45,174   $   44,526
                                                   ==========   ==========   ==========
Deferred Policy Acquisition Costs................  $   59,224   $   58,213   $   61,764
                                                   ==========   ==========   ==========
Reserves for Future Policy Benefits, Losses,
  Claims and Loss Expenses.......................  $  971,216   $  886,510   $  893,144
                                                   ==========   ==========   ==========
Total Assets.....................................  $1,178,675   $1,045,025   $1,075,222
                                                   ==========   ==========   ==========

REINSURANCE

     Reinsurance is the practice whereby an insurance company enters into agreements (called "treaties") with other insurance companies in order to assign some of its insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Life insurers commonly obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of risk that a company is willing to retain is based primarily on considerations of the amount of insurance it has in force and upon its ability to sustain unusual surrender fluctuations.

Annuity Reinsurance

     Western United entered into a reinsurance agreement with Old Standard which became effective July 1, 1998 and remained in effect at September 30, 2001. Although Western United can use this agreement to reinsure risk, the agreement has been inactive since October 31, 2000 because Management determined not to reinsure the risk on policies written after that date. Under this agreement, Western United may reinsure with Old Standard 75% of the risk on 15 different annuity products. The premiums ceded to Old Standard during the fiscal years ended September 30, 2001, 2000 and 1999 were approximately $0.7 million, $27.4 million and $44.7 million, respectively. Western United received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $0.1 million, $1.5 million and $2.3 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. At September 30, 2001, 2000 and 1999, Western United has recorded a receivable from reinsurer of $109.5 million, $111.2 million and $97.2 million related to this reinsurance agreement.

     This agreement allows Western United to continue its market presence and relationship with its insurance agents while moderating its rate of growth. Under its contractual terms, this agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that no premiums will be ceded under this treaty during fiscal 2002. Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

Life Policy Reinsurance

     Western United reinsured approximately $33.7 million of life insurance risk at September 30, 2001 which equaled all risk in excess of $100,000 on each whole life policy and all risk in excess of $50,000 on each term life policy. Life insurance in force at that time was approximately $244.7 million. Western United is a party to 20 separate reinsurance treaties with ten reinsurance companies. The largest treaty is with Optimum Reinsurance Company and provided, at September 30, 2001, approximately $16.7 million of reinsurance coverage. The majority of the remaining coverage is with Business Men's Assurance Company of America and Phoenix Home Life Mutual Insurance Company. Total life policy reinsurance premiums paid by Western United during the fiscal year ended September 30, 2001 were approximately $0.3 million.

RESERVES

     Western United's reserves for both annuities and life insurance are actuarially determined and prescribed by its state of domicile and other states in which it does business through laws which are designed to protect annuity contract owners and policy owners. The amount of these reserves required for compliance with state law are reviewed by an actuary. These reserves are amounts which, at certain assumed rates, are calculated to be sufficient to meet Western United's future obligations under annuity contracts and life insurance policies currently in force. At September 30, 2001, such reserves were approximately $971.2 million. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policy holders, duration of policies and variations in policy terms. Since such reserves are based on actuarial assumptions, no representation is made that ultimate liability will not exceed these reserves.

INSURANCE ACCOUNTING PRACTICES

     Western United is required to file statutory financial statements with its state of domicile, Washington. Accounting principles used to prepare its statutory financial statements differ from generally accepted accounting principles ("GAAP"). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 2001, 2000 and 1999, respectively, is as follows:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Net Income-GAAP...............................  $17,672,982   $ 4,387,459   $12,155,891
Adjustments to reconcile:
  Deferred policy acquisition costs...........   (3,080,336)    3,360,555     5,128,668
  State insurance guaranty fund...............      159,644       679,022      (942,315)
  Annuity reserves and benefits...............    2,027,019    (3,346,757)   (2,356,786)
  Capital gains (losses), IMR and Net
     Investment Income........................   (7,437,877)   (1,639,848)   (2,022,370)
  Federal income taxes........................   (9,462,048)    1,945,162    (5,928,256)
                                                -----------   -----------   -----------
Net (Loss) Income-Statutory...................  $  (120,616)  $ 5,385,593   $ 6,034,832
                                                ===========   ===========   ===========

                             SECURITIES INVESTMENTS

     At September 30, 2001, 2000 and 1999, 87.8%, 87.7%, and 84.6%,
respectively, of the Consolidated Group's securities investments were held by Western United.

     The following table outlines the nature and carrying value of securities investments held by Western United at September 30, 2001:

                                                  AVAILABLE
                                     TRADING       FOR-SALE
                                    PORTFOLIO     PORTFOLIO        TOTAL       PERCENTAGE
                                   -----------   ------------   ------------   ----------
Total Amount.....................  $48,818,530   $267,833,620   $316,652,150     100.00%
                                   ===========   ============   ============     ======
% Invested in:
  Fixed Income...................  $38,600,710   $253,268,250   $291,868,960      92.17%
  Equities.......................   10,217,820     10,675,299     20,893,119       6.60
  Venture Capital/Limited
     Partnership.................           --      3,890,071      3,890,071       1.23
                                   -----------   ------------   ------------     ------
                                   $48,818,530   $267,833,620   $316,652,150     100.00%
                                   ===========   ============   ============     ======
% Fixed Income:
  Taxable........................  $38,600,710   $253,268,250   $291,868,960     100.00%
  Non-taxable....................           --             --             --         --
                                   -----------   ------------   ------------     ------
                                   $38,600,710   $253,268,250   $291,868,960     100.00%
                                   ===========   ============   ============     ======
% Taxable:
  U.S. Government................  $        --   $ 15,112,716   $ 15,112,716       5.18%
  Corporate......................   38,600,710    238,155,534    276,756,244      94.82
                                   -----------   ------------   ------------     ------
                                   $38,600,710   $253,268,250   $291,868,960     100.00%
                                   ===========   ============   ============     ======
% Corporate:
  AAA............................  $16,906,387   $ 94,048,060   $110,954,447      38.02%
  AA.............................           --     25,610,855     25,610,855       8.77
  A..............................    3,600,631     42,042,707     45,643,338      15.64
  BBB............................    6,978,370     59,323,820     66,302,190      22.72
  BB.............................    9,355,887     27,776,087     37,131,974      12.72
  B..............................    1,759,435      4,306,721      6,066,156       2.08
  Other..........................           --        160,000        160,000       0.05
                                   -----------   ------------   ------------     ------
                                   $38,600,710   $253,268,250   $291,868,960     100.00%
                                   ===========   ============   ============     ======
% Corporate:
  Mortgage- and asset-backed.....  $38,600,710   $134,677,173   $173,277,883      59.37%
  Finance........................           --     10,578,834     10,578,834       3.62
  Industrial.....................           --    101,210,043    101,210,043      34.68
  Utilities......................           --      6,802,200      6,802,200       2.33
                                   -----------   ------------   ------------     ------
                                   $38,600,710   $253,268,250   $291,868,960     100.00%
                                   ===========   ============   ============     ======

     Investments of Western United are subject to the direction and control of an investment committee appointed by its Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "REGULATION."

     Metropolitan and Western United each are authorized by their respective Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At September 30, 2001, 2000 and 1999, the Consolidated Group had no open hedging positions relative to hedging its securities portfolio, but did have outstanding hedging transactions at September 30, 2000 relating to its loans held for sale. These hedges were closed in October 2000. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 1" under Item 8.

     The Consolidated Group has retained investments in certain subordinate classes of securities from its securitizations having an estimated fair value of approximately $97.1 million, $105.6 million and $99.6 million at September 30, 2001, 2000 and 1999, respectively.

     At September 30, 2001, 2000 an 1999, amounts in the trading portfolio on a consolidated basis, at market value, were approximately $48.8 million, $61.1 million and $45.0 million, respectively. At September 30, 2001, 2000 and 1999, amounts in the available-for-sale portfolio on a consolidated basis were $311.8 million, $204.1 million, and $156.3 million, respectively. The available-for-sale portfolio had net unrealized losses of approximately $6.7 million at September 30, 2001, $17.6 million at September 30, 2000, and $5.1 million at September 30, 1999. In the held-to-maturity portfolio, net unrealized losses were approximately $0.4 million at September 30, 2000 and approximately $1.2 million at September 30, 1999. During the fiscal year ended September 30, 2001, the Consolidated Group reclassified its held-to-maturity securities to available-for-sale securities. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 2" under Item 8.

                              METHOD OF FINANCING

     The Consolidated Group finances its business operations and growth through the sale of life insurance, annuity products, debt and equity securities, collateralized lines of credit, proceeds from the sale of Receivables and real estate, Receivable cash flows and securities portfolio earnings. In this regard, Metropolitan engages in a substantially continuous public offering of debt securities and preferred stock while Western United markets annuities and life insurance policies. See "LIFE INSURANCE AND ANNUITY OPERATIONS."

     The following table presents information regarding the debentures issued by the Consolidated Group (the "Debentures"):

                                                       YEAR ENDED OR AT SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Principal Amount Outstanding.........................  $271,187   $219,227   $176,239
Compound and Accrued Interest........................    29,181     19,608     22,650
                                                       --------   --------   --------
TOTAL................................................  $300,368   $238,835   $198,889
                                                       ========   ========   ========
Weighted Average Interest Rate.......................      8.31%      8.21%      7.96%
                                                       ========   ========   ========
Range of Interest Rates..............................     6%-10%     6%-11%     5%-11%
                                                       ========   ========   ========

     Substantially all of the Debentures outstanding at September 30, 2001 will mature during the five-year period ending September 30, 2006. Management expects to fund net retirements of Debentures maturing during that period with cash flow generated by Receivable investments, sales of real estate and issuances of securities. During the year ended September 30, 2001, approximately 62% of Metropolitan's Debentures were reinvested at maturity. Principal payments received from the Consolidated Group's Receivable portfolio and proceeds from sales of real estate and Receivables were as follows for the periods indicated (in millions):

Fiscal 2001:................................................  $263.8
Fiscal 2000:................................................  $856.2
Fiscal 1999:................................................  $814.1

     Proceeds of preferred stock issuances less redemptions were approximately ($9.8) million in fiscal 2001, $8.9 million in fiscal 2000 and $3.7 in fiscal 1999. The liquidation preference of outstanding preferred stock at September 30, 2001 was approximately $52.9 million. Preferred shareholders are entitled to monthly distributions at a variable rate based on the rates on various maturities of U.S. Treasury obligations. The average monthly distribution rate during fiscal 2001 was 7.3%. Preferred stock distributions paid by Metropolitan were approximately $4.2 million in fiscal 2001, $4.6 in fiscal 2000 and $3.6 million in fiscal 1999.

     The following table summarizes Metropolitan's anticipated annual cash principal and interest obligations on Debentures, credit lines and other debt payable and anticipated annual cash dividend requirements on preferred stock for the indicated periods based on outstanding debt and securities at September 30, 2001, assuming no reinvestments of maturing Debentures:

FISCAL YEAR                                            LINES/OTHER    PREFERRED
ENDING                                                    DEBT          STOCK
SEPTEMBER 30,                             DEBENTURES     PAYABLE     DIVIDENDS(1)    TOTAL
-------------                             ----------   -----------   ------------   --------
                                                        (DOLLARS IN THOUSANDS)
2002....................................   $ 57,633      $ 3,712       $ 3,715      $ 65,060
2003....................................     56,316        3,333         3,715        63,364
2004....................................     53,675        3,404         3,715        60,794
2005....................................    117,124       15,369         3,715       136,208
2006....................................     73,438        2,342         3,715        79,495
                                           --------      -------       -------      --------
                                           $358,186      $28,160       $18,575      $404,921
                                           ========      =======       =======      ========

---------------

(1) Based on an assumed dividend rate per annum of 7.0%

     In addition to these contractual cash flow requirements, a certain amount of Western United's annuities may reprice annually which could cause termination of such annuities, some of which may be subject to a surrender charge. In the event of termination of such annuities, the expected cash outlays of Western United will increase. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/Liability Management" under Item 7. Management believes that cash flows will remain adequate during the next year to satisfy all obligations Metropolitan owes to holders of its securities.

     The Consolidated Group also obtains funds through a borrowing facility with the Federal Home Loan Bank of Seattle ("FHLB"). The amount the FHLB will lend depends on the amount of the borrower's stock investment in the FHLB and the type of collateral pledged to secure the borrowings. Under the terms of the line of credit, Western United is authorized to borrow in an aggregate amount not to exceed $90.6 million from time to time for an agreed upon advance rate and pledge of acceptable collateral. The amount advanced at September 30, 2001, was $22.0 million, including accrued interest ranging from 7.27% to 7.48% per annum. At September 30, 2001, the line of credit was collateralized by various securities with a par value of approximately $83.6 million. At September 30, 2000 and 1999, the amount advanced was $23.5 million and $33.0 million, respectively.

                            REAL ESTATE DEVELOPMENT

     The Consolidated Group (principally Metropolitan) is engaged in the development of various properties. These development properties were generally acquired in the ordinary course of business, generally through repossessions. In addition, the Consolidated Group may acquire property for development. Subsequent acquisitions may include properties adjoining those properties presently owned by the Consolidated Group in order to enhance the value of the original parcel, or may include the acquisition of properties unrelated to existing holdings. The development or improvement of properties is undertaken for the purposes of enhancing values, increasing marketability and to maximize profit potential.

     Substantially all of the development activity is performed for the Consolidated Group by Summit Property Development, a subsidiary of Summit. During fiscal 2001, approximately $1.1 million in fees were paid to Summit Property Development for property development activities.

THE LIBERTY LAKE PROPERTIES

     Located just east of Spokane, Washington near Liberty Lake, this land was acquired by Metropolitan between 1989 and 1997 primarily utilizing repossessed properties as consideration. At September 30, 2001, the remaining parcel is located within the MeadowWood master-planned community, which includes residential, commercial and industrial properties, including a business park.

     Liberty Lake Center (formerly MeadowWood Business Park Phase II): In 1989, Metropolitan acquired an option to purchase a major portion of Liberty Lake Center. Repossessed properties were used as consideration for the acquisition. Another 17.12 acres of industrial-zoned property were acquired by exchange during fiscal 1990. In June 1997, Metropolitan exercised its option to purchase
62.10 acres at $10,500 per acre. An additional 19.26 acres were purchased in December 1996. Also, 6.40 acres of former railroad right-of-way were purchased in 1996. This brought the total land area of Liberty Lake Center (excluding subsequently dedicated road rights-of-way) to 98.41 acres.

     During the year ended September 30, 2001, four sales closed for 4.77 acres with proceeds of approximately $1.1 million. At September 30, 2001, the carrying value was approximately $3.0 million on 19.7 remaining acres. The undiscounted cash flow appraised value as of November 23, 1998 was $5.7 million.

THE SUMMIT PROPERTY

     This property consists of approximately 76.35 acres in downtown Spokane adjacent to the central business district and is located along the north bank of the Spokane River. It contains several parcels that were purchased between 1982 and 1996. The property is zoned for mixed uses, ranging from medium density residential to office and retail. A final Environmental Impact Statement on the proposed project was published in 1993. The master plan and Shoreline Substantial Development Use Permit were approved by the City of Spokane in 1995. Demolition of several vacant buildings located on the property was completed in 1998. At September 30, 2001, the carrying value of the property was approximately $13.2 million. The appraised value of this property as of September 25, 2001 was $19.4 million. Metropolitan is currently exploring options for the development of the infrastructure of the property. There were no sales of this property for the fiscal year ended September 30, 2001.

AIRWAY BUSINESS CENTRE

     Airway Business Centre (the "Center") consists of two phases of commercial/industrial-zoned property. The property is located in the City of Airway Heights, Washington approximately 10 miles west of downtown Spokane. The project is part of a 440-acre parcel originally purchased in 1979.

     The first phase of the Center had a final binding site plan consisting of 13 lots with a total area of 43.29 acres (excluding subsequently dedicated road rights-of-way), approved in 1994. The property has approximately one-half mile of frontage on U.S. Highway 2, a regional east/west transportation route. Current improvements to the property include the construction of public streets to serve the various parcels created, extension of private streets within the western portion of the project, a right-turn access off of Highway 2, utility extensions to serve interior parcels and a traffic signal at the project's main intersection. During the year ended September 30, 2001, Metropolitan sold 1.09 acres for approximately $0.2 million.

     The second phase of the Center had a final binding site plan approved in 1997. This portion included the extension of two public streets to serve the project. A total of 50.59 acres (excluding subsequently dedicated road rights-of-way) of the project have an approved binding site plan, while
21.23 acres await city approval of further subdivision.

     The carrying value for the entire project as of September 30, 2001 was approximately $3.7 million. The appraised value for the entire project as of September 30, 1998 was $5.7 million.

SPOKANE VALLEY PLAZA

     This property is located near the Sullivan Road and Interstate 90 freeway interchange just east of Spokane and consists of 28.15 acres (excluding subsequently dedicated road rights-of-ways) of land zoned for regional commercial use. The property was acquired in 1990 using repossessed property as consideration. County approval for a 348,000 square foot shopping center was received in 1991. Prior to 1999, Metropolitan closed two sales in which a total of 15.60 acres were sold. The following leases have been executed on four buildings constructed on 6.82 acres.

                                                    AREA--
LEASES                                            SQUARE FEET   ANNUAL RENT   OCCUPANCY DATE
------                                            -----------   -----------   --------------
Michaels' Craft Supply.........................     23,697       $260,663          1/1/99
Ross Dress for Less............................     30,187       $286,777          9/1/99
Fashion Bug....................................      8,057       $ 88,627         9/15/99
Corral West Ranchwear..........................      7,057       $ 70,800          4/1/99
Sally's Beauty Supply..........................      1,507       $ 24,866         12/1/99
Cigarettes Cheaper.............................      1,507       $ 24,866         11/6/99
Cricket Communications.........................      2,289       $ 36,624         4/30/01
Eddie Bauer....................................      8,500       $168,555        10/29/01

     Construction on a fourth building for Eddie Bauer was near completion at September 30, 2001. Occupancy of the building occurred on October 29, 2001.

     The carrying value of this property as of September 30, 2001 was approximately $12.4 million which included the cost of buildings built for Michael's, Ross, Eddie Bauer and a building for the Fashion Bug, Corral West Ranchwear, Sally's Beauty Supply and Cigarettes Cheaper. The appraised value of this property as of October 1, 1998 was $10.1 million and did not include values of the constructed buildings. At September 30, 2001, approximately 5.73 acres of this development remained unsold or un-leased.

BROADMOOR PARK (PASCO)

     This property, acquired through repossession in 1988, consists of 410 acres of land, at a freeway interchange in Pasco, Washington. The property was zoned in 1994 for mixed residential and commercial use. Water, sewer, gas, electricity and telephone have been extended to the property. Access to the property has been improved by construction of interior roads.

     Broadmoor Park Outlet Mall

     The Broadmoor Park Outlet Mall is 10.98 acres located on the north side of Interstate 182 freeway. The Mall is approximately 101,000 square feet and over 92% leased as of September 30, 2001. The carrying value of the property as of September 30, 2001 was approximately $8.2 million. The appraised value was $13.3 million as of December 15, 1995. The mall generated approximately $0.3 million of rental income in fiscal 2001, approximately $0.8 million in fiscal 2000 and approximately $0.8 million in fiscal 1999. Lease payments from the initial tenants commenced in August 1995. The Outlet Mall has not developed as anticipated and to retain tenants, leases were converted to percentage rents based upon sales in order to retain occupancy.

     Broadmoor Park General

     The remaining 378.03 acres (excluding subsequently dedicated road rights-of-way) of Broadmoor Park are zoned for development as hotels, motels, fast food restaurants, gas stations, a variety of stores, and for development of both single and multi-family residential housing. Sales in fiscal 2001 totaled
1.39 acres for approximately $0.1 million. The carrying value as of September 30, 2001 was approximately $9.2 million on the remaining 314.97 acres. The appraised value as of September 13, 2001 was $14.5 million.

EVERETT

     This property is a 98-acre parcel of land zoned for industrial use located adjacent to Boeing's Paine Field plant at Everett, Washington. Studies of utility services, access requirements and environmental issues are ongoing, as are discussions with several parties to sell and/or jointly develop the property. At September 30, 2001, the carrying value of the property was approximately $5.4 million. The appraised value was $9.5 million as of July 31, 2001.

RENTON

     This property is approximately 35 acres. It is characterized by heavily vegetated terrain and is zoned for residential use. The City of Renton has annexed and rezoned the property increasing its density from just over 100 residential units to over 200 residential units. At September 30, 2001, the carrying value in the property was approximately $3.6 million. The appraised value was $4.2 million as of August 23, 2001.

SUNSET BEACH

     This property is 19.1 acres of development property on the North Shore of Oahu, Hawaii acquired in June 2001 for $7.5 million. During fiscal 2002, Metropolitan plans on continuing the development of the property into a 29 lot residential subdivision at an additional cost of approximately $3.0 million. At September 30, 2001, the carrying value in the property was approximately $8.7 million.

CARBONDALE

     Metropolitan has entered into a development agreement to acquire a 24-acre parcel of land in Carbondale, Colorado. Carbondale is located approximately 30 miles from Aspen. Metropolitan has hired a developer to obtain the required approvals for development of the property for residential use. Metropolitan anticipates the uses for the property will include 6-acres of single-family residential, 7.5-acres of townhouses, and 10.5-acres of apartments. The acquisition of the property is anticipated to occur in February 2002 when the entitlement process is expected to be completed.

     The following table presents additional information about the Consolidated Group's investments in and sales of real estate held for sale and development:

                                                       YEAR ENDED OR AT SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
REAL ESTATE HELD FOR SALES AND DEVELOPMENT
  Investment Property Held for Sale and
     Development.....................................  $ 68,086   $ 57,643   $ 62,751
  Real Estate Acquired in Satisfaction of Debt and
     Foreclosures in Process.........................    17,510     16,501     22,996
                                                       --------   --------   --------
  Net Balance........................................  $ 85,596   $ 74,144   $ 85,747
                                                       ========   ========   ========

                                                       YEAR ENDED OR AT SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
SUMMARY OF CHANGES
  Balance at Beginning of Year.......................  $ 74,144   $ 85,747   $ 89,714
     Additions and Improvements:
     Condominiums....................................       241        458      6,437
     Repossessed and Development Real Estate.........    29,470     25,337     31,789
     Depreciation....................................    (1,099)    (1,151)    (2,557)
  Cost of Real Estate Sold:
     Condominium Units...............................      (348)      (464)    (8,974)
     Real Estate.....................................   (16,812)   (35,783)   (30,662)
                                                       --------   --------   --------
  Balance at End of Year.............................  $ 85,596   $ 74,144   $ 85,747
                                                       ========   ========   ========
GAIN (LOSS) ON SALE OF REAL ESTATE
  Condominiums:
     Sales...........................................  $    331   $    378   $  8,822
     Unit Costs......................................      (203)      (187)    (2,930)
     Associated Selling Costs........................      (145)      (277)    (6,044)
                                                       --------   --------   --------
  Condominium (Loss).................................       (17)       (86)      (152)
                                                       --------   --------   --------
  Real Estate:
     Sales...........................................    17,171     39,968     33,660
     Equity Basis....................................   (16,812)   (35,783)   (30,662)
                                                       --------   --------   --------
     Real Estate-Gain................................       359      4,185      2,998
                                                       --------   --------   --------
          Total Gain on Sale of Real Estate..........  $    342   $  4,099   $  2,846
                                                       ========   ========   ========

ALLOWANCE FOR LOSSES ON REAL ESTATE HELD FOR SALE

     The following table summarizes changes in the Consolidated Group's allowance for losses on real estate held for sale:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Beginning Balance.............................  $ 2,066,148   $ 2,462,466   $ 2,322,029
Increase due to:
  Provisions..................................    4,276,355     2,817,950     5,246,144
  Charge-Offs.................................   (2,681,256)   (3,214,268)   (5,105,707)
                                                -----------   -----------   -----------
Ending Balance................................  $ 3,661,247   $ 2,066,148   $ 2,462,466
                                                ===========   ===========   ===========

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

                                  COMPETITION

COMPETITION FOR RECEIVABLE ACQUISITIONS AND ORIGINATIONS

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

     Periodically, Metropolitan and Western United compete in the secondary market as sellers of pools of Receivables. This market is a multi-billion dollar market and includes competitors with access to greater resources, greater volumes and economies of scale, and better name recognition.

     Metropolitan's securities products face competition for investors from other securities issuers, many of which are much larger and have greater name recognition.

COMPETITION FOR ANNUITY AND LIFE INSURANCE SALES

     The life insurance and annuity business is highly competitive. Western United competes with other financial institutions including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Management believes that Western United is in an advantageous position in this regard because of its earnings capability through investments in Receivables compared to that of most other life insurance companies. Additionally, management believes the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a policy or contract is issued. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent.

                                   REGULATION

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

     The Consolidated Group is subject to the Insurance Holding Company Act as administered by the Office of the State Insurance Commissioner of the State of Washington. This act regulates transactions between insurance companies and their affiliates. It requires that Western United provide notification to the Insurance Commissioner of certain transactions between the insurance company and its affiliates. In certain instances, the Commissioner's approval is required before a transaction with an affiliate can be consummated.

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

     Dividend restrictions are imposed by regulatory authorities on Western United. These restrictions are limited to the unassigned statutory surplus, reduced by any unrealized capital gains, which netted approximately $8.0 million at September 30, 2001.

     For statutory purposes, Western United's capital and surplus and its ratio of capital and surplus to admitted assets were as follows for the dates indicated:

                                                       AS OF        AS OF DECEMBER 31,
                                                   SEPTEMBER 30,   ---------------------
                                                       2001        2000    1998    1997
                                                   -------------   -----   -----   -----
Capital and Surplus(Millions)....................      $73.5       $65.9   $59.7   $59.8
Ratio of Capital and Surplus to Admitted
  Assets.........................................        7.2%        7.3%    6.7%    6.8%

     In 1993, Washington State enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Western United's capital and surplus levels exceeded the calculated minimum requirements at its statutory reporting period ended December 31, 2000.

ITEM 2.  PROPERTIES

     On November 14, 1997, Metropolitan acquired an office building containing approximately 200,000 square feet located at 601 West First Avenue, Spokane, Washington, approximately three blocks from its previous headquarters. Metropolitan moved its headquarters to this building in fiscal 1998. Approximately 25% of the building is currently leased by other tenants. At September 30, 2001, the mortgage balance on the building was approximately $11.6 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     1. (a) Market Information: There is no market for Metropolitan's common stock.

       (b) Holders: There were three holders of Metropolitan's Common Stock as of September 30, 2001.

       (c) Dividends: Metropolitan declared dividends on its Common Stock during the last three fiscal years ended September 30, 2001 as follows:

  2001       2000       1999
--------   --------   --------
$258,778   $283,778   $312,578

     At the date of this Form 10-K, Metropolitan had made no determination as to the likelihood that it will or will not pay dividends on its Common Stock in the future.

     2. Recent Sales of Unregistered Securities:  None.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated financial data shown below as of September 30, 2001 and 2000 and for the years ended September 30, 2001, 2000 and 1999 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, Metropolitan's consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown as of September 30, 1999, 1998 and 1997 and for the years ended September 30, 1998 and 1997 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from audited consolidated financial statements not included herein.

                                                  YEAR ENDED OR AT SEPTEMBER 30,
                                 -----------------------------------------------------------------
                                    2001          2000          1999          1998         1997
                                 ----------    ----------    ----------    ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF
  INCOME DATA:
Revenues.......................  $  119,113    $  171,422    $  165,008    $  155,815   $  155,135
                                 ==========    ==========    ==========    ==========   ==========
Income (loss) before minority
  interest.....................      (8,606)       (7,598)       16,593        10,453        9,791
Income allocated to minority
  interests....................        (317)           (3)         (318)         (126)        (123)
                                 ----------    ----------    ----------    ----------   ----------
Net income (loss)..............      (8,923)       (7,601)       16,275        10,327        9,668
Preferred stock dividends......      (4,157)       (4,553)       (3,642)       (3,732)      (4,113)
                                 ----------    ----------    ----------    ----------   ----------
Income (loss) applicable to
  common stockholders..........  $  (13,080)   $  (12,155)   $   12,633    $    6,595   $    5,555
                                 ==========    ==========    ==========    ==========   ==========
Ratio of earnings to fixed
  charges......................          (1)           (1)         1.12          1.75         1.77
Ratio of earnings to fixed
  charges and preferred stock
  dividends....................          (1)           (1)           (1)         1.37         1.31
PER COMMON SHARE DATA:
Income (loss) applicable to
  common stockholders(2).......  $ (134,844)   $ (103,006)   $   97,933    $   50,728   $   42,733
                                 ==========    ==========    ==========    ==========   ==========
Weighted average number of
  common shares outstanding....          97           118           129           130          130
                                 ==========    ==========    ==========    ==========   ==========
Cash dividends per common
  share........................  $    2,668    $    2,400    $    2,400    $    1,200   $       --
                                 ==========    ==========    ==========    ==========   ==========
CONSOLIDATED BALANCE SHEET
  DATA:
Total assets...................  $1,394,128    $1,252,933    $1,328,357    $1,279,601   $1,140,898
Debentures, line of credit
  advances, other debt payable
  and securities sold, not
  owned........................     339,997       288,346       336,233       323,908      190,131
Stockholders' equity...........      40,912        56,858        71,704        58,757       54,113

---------------

(1) Earnings were insufficient to meet fixed charges and preferred stock dividends by approximately $40.2 million, $17.4 million and $0.8 million for the years ended September 30, 2001, 2000 and 1999, respectively. The consolidated ratio of earnings to fixed charges and preferred stock dividends was 1.37 and 1.31 for the years ended September 30, 1998 and 1997, respectively.

    Assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments, earnings were insufficient by approximately $50.5 million and $20.2 million for the years ended September 30, 2001 and 2000, respectively. The ratio of earnings to fixed charges and preferred dividends for Metropolitan alone was 1.10, and 1.01 for the years ended September 30, 1998 and 1997, respectively.

    Earnings were insufficient to meet fixed charges excluding preferred stock dividends by approximately $36.1 million and $12.8 million for the years ended September 30, 2001 and 2000, respectively. The consolidated ratio of earnings to fixed charges excluding preferred dividends was 1.12, 1.75 and
    1.77 for the years ended September 30, 1999, 1998 and 1997, respectively. The ratio of earnings to fixed charges excluding preferred stock dividends for Metropolitan, assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments was insufficient by approximately $46.4 million for the year ended September 30, 2000. The ratio of earnings to fixed charges excluding preferred stock dividends for Metropolitan, assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments was 1.13, 1.40 and 1.36 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto for the three years ended September 30, 2001.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 2001

     The Consolidated Group's net loss was approximately $8.9 million and $7.6 million for the fiscal year ended September 30, 2001 and 2000 as compared to net income of $16.3 million for the comparable period ended September 30, 1999. The increased loss during the fiscal year ended September 30, 2001 was primarily due to a reduction in gains on sales of Receivables and real estate, and a reduction in net interest income. These reductions in revenues were partially offset by a reduction in loss provisions and increase in income tax provisions. The increased loss in 2000 was primarily due to a reduction in income tax benefits, a writedown of securitization residual values, an increase in loss provisions and valuation adjustments and an increase in other operating expenses including salaries and commissions. The net loss in 2001 and 2000 and the net income in 1999 were insufficient by approximately $40.3 million, $17.4 million and $0.8 million, respectively, to cover fixed charges including preferred stock dividend requirements. Net income in 1998 and 1997 was sufficient to cover fixed charges including preferred stock dividend requirements. See "SELECTED CONSOLIDATED FINANCIAL DATA" under Item 6.

INTEREST SENSITIVE INCOME AND EXPENSE

     Interest income and expense are primary revenue and expenses for the Consolidated Group. Net interest sensitive income was $20.9 million, $24.6 million and $27.8 million for the fiscal years ended September 30, 2001, 2000 and 1999 respectively. The net interest spread has decreased over the last three years as the Consolidated Group has reduced the real estate contract and mortgage loan portfolio through securitization and whole loan sales from $539.9 million at September 30, 1999 to $426.4 million at September 30, 2001. During the same period, the Consolidated Group's investment portfolio has increased from $267.7 million at September 30, 1999 to $360.6 million at September 30, 2001. Historically, the yields on the investment portfolio have been lower than yields realized on the real estate contract and mortgage loan portfolio.

     Management monitors interest sensitive income and expense as it manages the objectives for the Consolidated Group's results of operations. Interest sensitive income consists of interest on Receivables, earned discount on Receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits. Insurance policy and annuity benefits primarily consist of interest that is credited on outstanding policies at the rates of return specified therein. Upon the issuance of an annuity or an insurance policy these rates of return are guaranteed for a limited number of years. Thereafter, subject to any guaranteed rate of return specified in the insurance policy or annuity, these rates of return are subject to the discretion of Metropolitan. Additionally, insurance and annuity policy benefits also include payments of death claims on mortality contracts. These mortality contracts account for approximately 2% of Western United's direct premiums with a portion of the life risk offset by certain reinsurance treaties. For additional information on the average credited interest rates and reinsurance treaties see "LIFE INSURANCE AND ANNUITY OPERATIONS" under item 1.

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

     The following table presents, as of September 30, 2001, the Consolidated Group's estimate of the change in the NPV of the financial assets and liabilities of the Consolidated Group if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. The loan prepayment assumptions used in computing the fair value did not change with the change in interest rates. These calculations, which are highly subjective and technical, may differ from actual results. See "--Asset/Liability Management."

                                                               FAIR VALUE WITH INTEREST RATE CHANGE
                                                         -------------------------------------------------
                                CARRYING                  DECREASE     DECREASE     INCREASE     INCREASE
                                AMOUNTS     FAIR VALUE       1%           2%           1%           2%
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash
    equivalents..............  $   68,019   $   68,019   $   68,019   $   68,019   $   68,019   $   68,019
  Investments:
    Trading..................      48,832       48,832       49,908       51,042       47,809       46,836
    Available-for-sale.......     311,803      311,803      318,958      326,485      304,998      298,519
    Real estate contracts and
      mortgage notes.........     430,103      464,091      477,750      492,195      451,160      438,908
    Mortgage servicing
      rights.................       3,994        3,994        3,994        3,994        3,994        3,994
    Other receivable
      investments............     176,105      195,807      203,446      211,546      188,599      181,793
    Reinsurance receivable...     109,608      109,608      112,065      114,874      106,724      104,184
                               ----------   ----------   ----------   ----------   ----------   ----------
                               $1,148,464   $1,202,154   $1,234,140   $1,268,155   $1,171,303   $1,142,253
                               ==========   ==========   ==========   ==========   ==========   ==========
Financial Liabilities:
  Annuity reserves...........  $  971,216   $  971,216   $  992,987   $1,017,878   $  945,658   $  923,157
  Investment certificates....     296,596      299,605      306,390      313,422      293,058      286,737
  Debt payable...............      39,484       41,734       43,103       44,536       40,425       39,174
                               ----------   ----------   ----------   ----------   ----------   ----------
                               $1,307,296   $1,312,555   $1,342,480   $1,375,836   $1,279,141   $1,249,068
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

     The following table presents the average yields realized by the Consolidated Group on interest sensitive assets and liabilities during the three year periods ending September 30, 2001, 2000 and 1999:

                                           2001 AVERAGE    2000 AVERAGE    1999 AVERAGE
                                           ------------    ------------    ------------
Investments..............................  $331,580,398    $309,502,820    $228,917,439
  Yield..................................          8.10%           8.75%           8.80%
Real estate contracts and mortgage notes
  receivable.............................  $406,865,379    $495,210,133    $542,340,832
  Yield..................................         11.09%          10.15%          10.19%
Other receivable investments.............  $182,562,437    $187,505,617    $170,049,220
  Yield..................................          9.01%           9.51%           8.91%
Life insurance and annuity reserves......  $815,417,282    $794,005,601    $804,472,729
  Yield..................................          5.83%           5.69%           5.54%
Debenture bonds..........................  $267,488,759    $211,966,689    $198,256,147
  Yield..................................          8.87%           8.56%           8.51%
Debt payable.............................  $ 42,265,363    $158,006,764    $ 95,427,053
  Yield..................................          4.11%           7.68%           6.77%

REDUCTION IN VALUE OF MORTGAGE SERVICING RIGHTS

     During the fiscal year ended September 30, 2000, the prepayment and default rates increased over historical rates which had previously been used to estimate the fair value of mortgage servicing rights. Therefore, the Consolidated Group reduced the carrying value of its servicing rights created by past securitizations. The value of mortgage servicing rights are dependent upon the timing and amount of cash flows from the payments on the related securitized assets. By adjusting the Consolidated Group's prior assumption based on the recent historical performance and expectations of future performance of the loan pools, the Consolidated Group lowered the estimated fair values of the mortgage servicing rights by approximately $1.3 million through a charge to operations.

     In April 2001, Metropolitan sold its mortgage servicing rights. The transfer of servicing on three securitization pools were still pending certificate holder approval as of September 30, 2001. Metropolitan received final certificate holder approval on two of the remaining securitization pools in November 2001. In the interim period, Metropolitan has entered into an agreement with the purchaser where the purchaser will act as a subservicer on the securitization pools pending final certificate holder approval. Accordingly, the related servicing rights have not been removed from the balance sheet. The proceeds that Metropolitan received on the sales pending certificate holder approval have been recorded as a servicing liability under accounts payable and accrued expenses in the balance sheet. Additionally, as part of the sale, the Company entered into an agreement with the purchaser whereby the prepayment penalties collected by the purchaser will continue to be paid to the Company. This retained cashflow has been reclassified to other assets on the balance sheet.

NET GAINS ON REAL ESTATE SALES

     The Consolidated Group is in the real estate market due primarily to its repossession of properties following Receivable defaults. At September 30, 2001, approximately 76% of real estate owned by the Consolidated Group is located in the Pacific Northwest (Alaska, Washington, Oregon, Idaho, Montana), which has experienced a more stable economy than many areas of the nation in the past several years. Consequently, management believes that the sale of these assets will be largely dependent on the attractiveness of the Pacific Northwest marketplace. Of the property owned in the Pacific Northwest, approximately $17.7 million is invested in commercial developments with approximately $44.4 million invested in undeveloped or partially developed commercial land. The net gains on sale of real estate recorded during 2001, 2000 and 1999 were approximately $0.3 million, $4.1 million and $2.8 million, respectively.

     The Consolidated Group is also engaged in the development of various properties acquired in the course of its business through repossession or as investment property. The development or improvement of properties is undertaken for the purpose of enhancing values to increase salability and to maximize profit potential. Gains on the sale of development properties were approximately $0.3 million on sales of approximately $1.3 million during the fiscal year ended September 30, 2001, compared to gains of $3.1 million on sales of $14.3 million during the fiscal year ended September 30, 2000 and gains of $0.9 million on sales of $16.1 million during the fiscal year ended September 30, 1999. For additional information see "REAL ESTATE DEVELOPMENT" under Item 1.

PROVISION FOR LOSSES ON REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

     The following table summarizes changes in the Consolidated Group's allowance for losses on real estate contracts and mortgage notes receivable:

                                                       YEAR ENDED OR AT SEPTEMBER 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Beginning Balance....................................  $ 10,740   $  6,856   $  8,679
Increase due to:
  Provisions.........................................     5,297      9,038      5,429
  Charge-Offs........................................    (4,795)    (5,154)    (7,252)
                                                       --------   --------   --------
Ending Balance.......................................  $ 11,242   $ 10,740   $  6,856
                                                       ========   ========   ========
Face value of Real Estate Contracts and Mortgage
  Notes Receivable...................................  $445,525   $356,018   $337,711
                                                       ========   ========   ========
Percentage of Ending Balance of Allowances to
  Outstanding Real Estate Contracts and Mortgage
  Notes Receivable...................................       2.5%       3.0%       2.0%
                                                       ========   ========   ========

     These allowances are in addition to unamortized acquisition discounts of approximately $15.4 million at September 30, 2001, $13.9 million at September 30, 2000 and $13.4 million at September 30, 1999.

     The Consolidated Group uses historical repossession and loss severity rates to determine an adequate allowance for probable losses. During the fiscal year ended September 30, 1999, the Consolidated Group's expected future loss rates inherent in the portfolio as of the balance sheet dates were based on the historical performance of the Company's Receivable portfolio, which were primarily seller-financed Receivables. The Consolidated Group used the seller-financed based assumptions because they anticipated that the sub-prime loans that were also being originated would perform the same as the seller-financed loans. When the Consolidated Group determined that the expected performance of the sub-prime loans differed from the assumptions, and such actual performance is not generally known until 12-24 months after origination, it revised the expected future loss rate accordingly. Additionally, not all pools will experience the same rate of loss over their respective remaining lives. Pools that have seasoned beyond the four year mark generally experience lower future losses than pools that are less seasoned. During the fiscal year ended September 30, 2000, the Consolidated Group identified actual delinquency and foreclosure experience by individual pool years and type of loan origination. Identifying actual delinquency, foreclosure experience and seasoning by individual pool years has allowed Metropolitan to further refine its methodology for determining an adequate allowance for probable losses. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" under Item 8. Improving the Consolidated Group's collection procedures, reducing delinquencies and reducing real estate held for sale and development, including repossessed property, continue to be ongoing goals of management.

PROVISION FOR LOSSES ON REAL ESTATE HELD FOR SALE

     The following table summarizes changes in the Consolidated Group's allowance for losses on real estate held for sale:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Beginning Balance.............................  $ 2,066,148   $ 2,462,466   $ 2,322,029
Increase due to:
  Provisions..................................    4,276,355     2,817,950     5,246,144
  Charge-Offs.................................   (2,681,256)   (3,214,268)   (5,105,707)
                                                -----------   -----------   -----------
Ending Balance................................  $ 3,661,247   $ 2,066,148   $ 2,462,466
                                                ===========   ===========   ===========

     Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value at measurement date and the estimated net realizable value at foreclosure date. At foreclosure, the carrying value of the real estate held for sale is adjusted to the lower of cost or net realizable value. Any subsequent reduction in the estimated net realizable value is charged to operations through provision for losses.

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

     The following table summarizes changes in the Consolidated Group's allowance for losses on other Receivable investments:

                                                                 YEAR ENDED OR AT
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Beginning Balance...........................................   $  2,244     $     --
Provisions..................................................      2,218        3,033
Charge-Offs.................................................     (2,194)        (789)
                                                               --------     --------
Ending Balance..............................................   $  2,268     $  2,244
                                                               ========     ========
Face value of Other Receivable Investments..................   $252,560     $273,625
                                                               ========     ========
Percentage of Ending Balance of Allowances to Outstanding
  Other Receivable Investments..............................        0.9%         0.8%
                                                               ========     ========

NON-INTEREST INCOME AND EXPENSE

     Non-interest income, composed of "Fees, Commissions, Services, and Other Income" was approximately $15.5 million for the fiscal year ended September 30, 2001, approximately $12.4 million for the fiscal year ended September 30, 2000 and approximately $8.5 million for the fiscal year ended September 30, 1999. Income sources include service fees and late charges in connection with Receivables, charges for loan servicing and other services provided to outside affiliated companies, and rents, commissions and other revenues. The increase from 1999 to 2001 was primarily attributable to (1) additional fees associated with the retained servicing rights on the Receivable securitizations and (2) rental income from the origination of equipment leases.

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision and valuation adjustments. Non-interest expense was $52.2 million for the year ended September 30,

2001 compared to $55.3 million for the year ended September 30, 2000 and $42.9 million for the year ended September 30, 1999. The decrease in 2001 non-interest expense compared to 2000 was primarily due to an unlocking of deferred acquisition costs of $4.3 million and a reduction in salaries and other expenses as the Consolidated Group has reduced its full time equivalent employees from approximately 635 at September 30, 2000 to approximately 292 at September 30, 2001. The reduction in full time equivalent employees was the result of the Consolidated Group's planned exit from loan servicing and certain loan origination functions. These reductions in expenses were partially offset by (i) severance, software and equipment charges of approximately $3.5 million associated with the termination of certain staff and the discontinuance of certain loan origination and servicing activities. The increase in non-interest expenses during the fiscal year ended September 30, 2000, compared to the fiscal year ended September 30, 1999, was primarily due to an increase in salaries and commissions related to the growth of the Consolidated Group's Receivable acquisitions and originations, real estate sales, and debenture issuance activity.

NET GAINS (LOSSES) ON INVESTMENTS AND RECEIVABLES

     During the fiscal year ended September 30, 2001, the Consolidated Group's losses on investments and Receivables, including mark-to-market adjustments on trading securities, were approximately $7.7 million compared to gains of $19.8 million and $19.3 million during the fiscal years ended September 30, 2000 and 1999, respectively.

     During the three-year period ended September 30, 2001, the Consolidated Group operated in an environment of fluctuating interest rates. The fluctuation in interest rates have had varying effects on the Consolidated Group's earnings. During the fiscal years ended September 30, 2001, 2000 and 1999, the Consolidated Group realized (losses) gains from the sale of Receivables and mortgage servicing rights of approximately $(1.3) million, $26.9 million and $24.8 million for the fiscal years ended September 30, 2001, 2000 and 1999. The net effect of the sales was to recognize the present value of future income from the Receivables sold and to reduce future income to the extent that the proceeds from sales were invested at lower rates of return. The reduction in gains during the fiscal year ended September 30, 2001 was primarily due to a planned reduction in securitization activity and a $2.8 million loss incurred on the sale of mortgage servicing rights. Additionally, as a result of pursuing the sale of the remaining lease Receivable portfolio, the Consolidated Group recorded a $2 million Receivable loss to reduce the carrying value to market.

     The Consolidated Group classifies its investments in debt and equity securities as either "trading" or "available-for-sale". From time to time, gains or losses are recognized on trading positions and securities classified as "available- for-sale" may be sold at a gain or a loss. During the fiscal years ended September 30, 2001, 2000 and 1999, the Consolidated Group realized gains of approximately $1.5 million, $0.1 million and $1.9 million, respectively. Additionally, during the years ended September 30, 2001 and 2000, the Consolidated Group determined that certain "available-for-sale" investments had other than temporary impairments in value. The declines in value resulted from a downgrading of certain securities and a deterioration of future expected cash flows of certain residual certificates. Accordingly, the Consolidated Group recorded a loss on investments of $8.7 million and $7.5 million, respectively, representing the amount permanently impaired, through a charge to operations. The Consolidated Group will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities.

     During the fiscal years ended September 30, 2001, 2000 and 1999 the change in unrealized gains (losses) on trading securities, recorded in the Statements of Operations, were approximately $0.8 million, $0.3 million and $(7.4) million, respectively.

     For further information concerning the investment portfolio see "LIFE INSURANCE AND ANNUITY OPERATIONS" and "SECURITIES INVESTMENTS" under Item 1 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 2" under Item 8. For further information on the Receivable portfolio see "RECEIVABLE INVESTMENTS" under Item 1 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 3" under Item 8.

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

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Current year costs capitalized................  $ 9,961,169   $ 9,049,531   $ 5,596,568
Amortization of previously capitalized
  expenses....................................    8,950,000    12,600,000    11,000,000
                                                -----------   -----------   -----------
Net expense...................................  $(1,011,169)  $ 3,550,469   $ 5,403,432
                                                ===========   ===========   ===========

     The amortization of previously capitalized expenses includes an unlocking adjustment of approximately $4.3 million during the fiscal year ended September 30, 2001. While the capitalization of current year costs is dependent upon actual expenses (commissions and other) incurred, the amortization of previously capitalized costs is dependent upon the investment yields obtained by Metropolitan, policy crediting rates, and the policy termination experience for the current year, which is actuarially calculated. It is also impacted by the assumptions for these variables expected in future years.

REDUCTION IN LIFE INSURANCE PREMIUMS AND THE IMPACT OF REINSURANCE TRANSACTIONS ON THE RESULTS OF OPERATION

     Life insurance premiums consist of premiums on interest sensitive life plans and a small amount of premiums on traditional life plans. The traditional life premiums comprise a relatively small portion of the entire premium. In total, these premiums have been steadily declining from $1.7 million in 1999 to $1.5 million in 2000 and to $1.4 million in 2001. This can be attributed to two factors. First, a majority of these contracts were issued with the intent to discontinue premiums at some future date as the policy account value became large enough to continue the contract to maturity under current policy costs and crediting assumptions. Secondly, as the policy account values meet these levels, future premiums cease. As almost no new life contracts are being issued, premiums also tend to decrease as policies terminate due to deaths and surrenders.

     The amount of life reinsurance is relatively small and hence has little impact on the results of operations. The premiums expensed are slightly higher than the benefits received resulting in a small reduction in the net operating results.

INCOME TAXES

     The Metropolitan Consolidated Group's income tax provision for the year ended September 30, 1999 reflects income tax benefits from an investment that held the potential for significant returns with acceptable risk, which ultimately resulted in a loss. In order to accomplish the investment strategy, the Consolidated Group sought capital appreciation by investing in securities of a major financial institution and a separate foreign corporation. Ultimately, an income tax loss resulted from the securities and warrants as the tax basis exceeded the sales proceeds. The Consolidated Group recorded approximately $14.0 million in income tax benefits associated with this transaction. The $26.3 million tax benefit for the fiscal year ended September 30, 2001, includes a $14 million release of valuation allowance as a result of recent favorable court rulings. The allowance was related to the $28 million tax benefit (of which $14 million was recorded in income tax benefits during the fiscal year ended September 30, 1999) that arose from the investment that held the potential for significant returns with acceptable risk, which ultimately resulted in a loss. The Corporate Group's effective tax benefit rates for the fiscal years ended September 30, 2001, 2000 and 1999 were approximately 76%, 35% and 313%, respectively.

     During the fiscal year ended September 30, 2001, Metropolitan generated a net operating loss of approximately $50 million, increasing accumulated net operating losses to approximately $93 million. The availability of tax benefits for these net operating losses begin to expire in 2004. Metropolitan has performed an analysis of future reversals of existing taxable temporary differences and tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize any expiring net operating losses. This analysis included the ability to sell appreciated assets that have an underlying appreciation of approximately $121 million, $84 million of which relate to assets held by Western United. In addition, Western United has the ability to re-insure its current life and annuity reserves, which would result in additional taxable income due to ceding allowances of up to $44 million. The ability to re-insure its current reserves also provides Western United a tax planning strategy to eliminate certain limits affecting the amount of net operating losses it can offset. As a result of Metropolitan's analysis, management believes that Metropolitan will obtain full benefit of the net deferred tax assets recorded at September 30, 2001.

ASSET/LIABILITY MANAGEMENT

     The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature. During the year ending September 30, 2002, approximately $28.6 million more of the Consolidated Group's financial liabilities (primarily debentures and annuities) are expected to reprice than the Consolidated Group's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments). In a declining interest rate environment, this factor will tend to increase earnings as liabilities will generally be repriced at lower rates of interest while financial assets maintain their existing rates of interest. Conversely, in a rising interest rate environment, this factor will tend to decrease earnings.

     Of the life insurance and annuity contracts scheduled to reprice or mature, approximately 31% are subject to surrender charges. These contracts have surrender charges that apply for as long as nine years, but with decreasing amounts during such term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio.

     The Consolidated Group utilizes static gap analysis at the end of each quarter to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income.

     The Consolidated Group maintained a liability sensitive position over the last year to take advantage of the lower interest rate environment. This strategy will continue to be monitored and changed based on interest rate projections to ensure that we are not vulnerable to large shifts in market interest rates while allowing the Company to take advantage of fluctuations in current short-term rates. There is currently not a material mismatch in the duration of assets and liabilities over the five-year time horizon, however short-term mismatches are anticipated.

IMPACT OF INTEREST RATE FLUCTUATIONS AND INFLATION ON EARNINGS

     Unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rate fluctuations generally have a more significant and direct impact on a financial institution's performance than do the effects of inflation. See "Interest Sensitive Income and

Expense" for a discussion on the effect of changing interest rates on the operations of the Consolidated Group. Both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a slight decrease over the three-year period in the positive spread between the rate of return on interest earning assets less the cost of interest bearing liabilities. The positive spread decreased to 3.1% in 2001 from 3.4% in 1999.

     Inflation has not had a material effect on the Consolidated Group's operating expenses. Changes in operating expenses have resulted principally from changes in product volumes or other business considerations.

     Revenues from real estate sold are influenced in part by inflation, as real estate values have historically fluctuated with the rate of inflation. However, management is unable to quantify the effect of inflation in this respect with any degree of accuracy.

NEW ACCOUNTING RULES

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000 Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" ("SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended, will not have a material effect on the Consolidated Group's financial statements. As part of implementing SFAS No. 133 on October 1, 2000, the Consolidated Group reclassified approximately $59.4 million of investments from held-to-maturity to available-for-sale.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB 101 on July 1, 2001 did not have a material impact on the consolidated financial statements.

     During the third quarter of 2000, the Emerging Issues Task Force released issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). This EITF changed the manner in which the Company determines whether a decline in fair value of certain investments is other than temporary. In accordance with this new methodology, if (1) the fair value of an investment is less than the amortized cost and (2) the present value of the estimated cash flows have decreased since the last estimate was made, then an other than temporary impairment is deemed to have occurred. The implementation of EITF 99-20 on April 1, 2001 did not have a material impact on the Company's financial statements. Financial statements for periods prior to the implementation of EITF 99-20 are not to be restated.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125" (SFAS 140). The implementation of SFAS 140 on April 1, 2001 did not have a material impact on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The Company has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Company's consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of this statement on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently evaluating the impact of this statement on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The objective of liquidity management is to provide funds at an acceptable cost to meet demands for additional Receivable purchases and commercial loans and to service liabilities as they become due. Managing liquidity also enables the Company to take advantage of opportunities for business expansion. Funds are available from a number of sources, including, but not limited to, cash and short-term investments, the investment securities portfolio, increased annuity production and loan repayments and maturities.

     Short-term liquidity is available from securities sold under agreement to repurchase and FHLB advances. Long-term liquidity is generated from annuity growth and Receivable repayments and maturities. At September 30, 2001, Western United Life Assurance had approximately $29.8 million in available borrowings with the FHLB based on pledged collateral.

     During 2001, $726.0 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $500.8 million primarily in Receivables and investments and (2) fund $159.8 million in debt maturities, annuity product surrenders, and the payment of dividends.

     During 2000, $1,063.8 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $747.3 million primarily in Receivables and investments and (2) fund $334.3 million in debt maturities, annuity product surrenders, and the payment of dividends.

     During 1999, $973.8 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $770.7 million primarily in Receivables and investments, (2) fund $212.0 million in debt maturities, annuity product surrenders and dividends, and (3) fund $2.5 million in operating activities.

     During 2002, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $65.1 million. During 2001, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables totaled $260.8 million. A decrease in the prepayment rate on Receivables or the ability to sell Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

     The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale of Receivables. At September 30, 2001, cash or cash equivalents were $68.0 million, or 4.9% of total assets. As of September 30, 2001, the Consolidated Group had no cash or cash equivalents restricted from general corporate use. Including trading and available for-sale securities, total liquidity was approximately $428.7 million, $267.8 million and $221.7 million as of September 30, 2001, 2000 and 1999, respectively, or 30.7%, 21.2%, and 18.0%
of total assets, respectively.

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

     For statutory purposes, Western United performs cash flow testing under seven different rate scenarios. An opinion regarding the adequacy of the cash flow testing is filed with the respective states. At the end of calendar year 2000, the results of this cash flow testing process were satisfactory.

     During 2001, $166.8 million in funds provided by the Metropolitan's various liquidity sources were used to (1) invest $102.4 million primarily in Receivables and investments and (2) fund $40.0 million in debt maturities and the payment of dividends.

     During 2000, $617.8 million in funds provided by the Metropolitan's various liquidity sources were used to (1) invest $470.5 million primarily in Receivables and investments and (2) fund $134.7 million in debt maturities and the payment of dividends and (3) fund $20.4 million in operating activities.

     During 1999, $646.2 million in funds provided by the Metropolitan's various liquidity sources were used to (1) invest $528.9 million primarily in Receivables and investments, (2) fund $82.5 million in debt maturities and dividends, and (3) fund $29.3 million in operating activities.

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

     Metropolitan and Western are authorized by their respective Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At September 30, 2001 and 2000, the Consolidated

Group had no open hedging positions relative to hedging its securities portfolio, but did have outstanding hedging transactions at September 30, 2000 relating to its loans held for sale. These hedges were closed in October 2000. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 1" under Item 8.

     Metropolitan believes that there has not been a material change in its market risk since the end of its last fiscal year. For additional quantitative information about market risk of Metropolitan, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Interest Sensitive Income and Expense" under Item 7.

     For qualitative information about market risk of Metropolitan, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/ Liability Management" under Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information called for by Item 304(a) of regulation S-K was previously reported by Metropolitan in its current report on Form 8-K dated June 12, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

              DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN EMPLOYEES
               (AGE INFORMATION CURRENT AS OF SEPTEMBER 30, 2001)

NAME                                   AGE                          POSITION
----                                   ---                          --------
C. Paul Sandifur, Jr. ...............  59    President, CEO and Chairman of the Board
Sterling Gallagher...................  58    Chief Financial Officer
B. Elaine Hoskin.....................  47    Vice President
Reuel Swanson........................  62    Secretary and Director
John Van Engelen.....................  49    President, Western United
Gary Brajcich........................  50    Director
Harold Erfurth.......................  84    Director
Irv Marcus...........................  77    Director
Samuel Smith.........................  61    Director
William D. Snider....................  59    Director
John Trimble.........................  71    Director

     All officers are appointed by and serve at the discretion of the Board of Directors. Directors serve for one-year terms or until their successor is duly elected and qualified.

     C. Paul Sandifur, Jr., President, CEO and Chairman of the Board. Mr. Sandifur became Executive Vice President in 1980, was elected President in 1981, succeeded his father as Chief Executive Officer in 1991 and became Chairman of the Board in 1995. He has been a Director since 1975. Mr. Sandifur was a real estate salesman with Diversified Properties in Kennewick, Washington during 1977 and 1978 and then with Century 21 Real Estate in Kennewick. In June 1979, he became an associate broker with Red Carpet Realty in

Kennewick before rejoining Metropolitan in 1980. He is a Director and Officer of most of the subsidiary companies. He is the sole shareholder of National Summit Corp., which in turn is the sole shareholder of former subsidiaries of Metropolitan, Summit and Old Standard. Mr. Sandifur was born in Spokane, Washington, and received his baccalaureate degree in Psychology from Whitman College in Walla Walla, Washington. He pursued graduate studies at the University of California, Berkeley, San Jose State University and San Francisco State University.

     Sterling Gallagher, Chief Financial Officer. Mr. Gallagher joined Metropolitan in August of 2001 as Chief Financial Officer. From 1990 until joining Metropolitan in 2001, Mr. Gallagher had his own consulting firm, Sterling, Limited, where he served as financial advisor to municipalities for energy projects and educational institutions. During this period he began working with Plasma, Inc., a developer of technology based on the Department of Energy's Clean Coal program, as their Chief Financial Officer. From 1979 to 1990 he was Vice President and Regional Manager for Nuveen and Co., where Nuveen was positioned as either the lead underwriter or financial advisor for $3.5 billion of Alaska bonds providing financing for various hydroelectric projects for various utilities. From 1974 to 1979, Mr. Gallagher was appointed by Governor Jay Hammond to the Commission of Revenue, as a member of the Governor's cabinet, where he was responsible for tax, treasury, and debt management functions for the State of Alaska. During his four year term as Commissioner of Revenue, he served as Vice Chairman of the Multi-state Tax Commission, developed the Oil and Gas Tax structure for the state, handled all matters before Congress on Prudhoe Bay oil pricing, as well as all matters relating to the Alaska Gas Pipeline. Mr. Gallagher holds a Bachelor of Science in Finance from the University of Southern California.

     B. Elaine Hoskin, Vice President. Ms. Hoskin joined Metropolitan in December 1999 as Chief Risk Management Officer. She was elected Assistant Vice President of Metropolitan in March of 2000 and Vice President February 2001. From 1993 until joining Metropolitan, she worked for GE Capital as its Vice President of Portfolio Management and Underwriting. Prior to working for GE, she held various positions with the Bank of America starting in 1978, including Vice President and Senior Credit Team Manager; First Vice President & Senior Regional Credit Officer; Vice President and Manager; Vice President, Corporate Banking; Assistant Vice President, Corporate Banking; and Account Officer, Corporate Banking. Ms. Hoskin holds a Bachelor of Arts in German and Psychology from Wellesley College and a Masters of Business Administration in Finance and Accounting from Stanford Graduate School of Business in 1978.

     Reuel Swanson, Secretary and Director. Mr. Swanson has worked for Metropolitan since 1960 and has been a Director since 1969. From 1973 to 1993, Mr. Swanson was Metropolitan's Treasurer. In 1976, he was elected Corporate Secretary. He is also a Director and Secretary of most of the subsidiary companies. In 1962, he received a Masters of Accounts from Kinman Business University. Mr. Swanson also holds a Bachelor of Science in Business Administration and a Masters of Business Administration from City University.

     John Van Engelen, President, Western United Life Assurance Company. Mr. Van Engelen joined Metropolitan's insurance subsidiary, Western United, in 1984 as its underwriting manager, and shortly thereafter he was appointed Vice President-Underwriting. From 1987 to 1994, he was Vice President-Sales and a Regional Sales Manager. During 1994, he was appointed President of Western United. Prior to joining Western United, Mr. Van Engelen had worked in the insurance industry and in corporate and public accounting. He holds the following certifications: CPA, CFP, CLU, CHFC, and FLMI. He is also a member of the American Institute of Certified Public Accountants, Society of Financial Service Professionals, National Association of Insurance and Financial Advisors, and a board member of the New Mexico Life and Health Guaranty Fund. Mr. Van Engelen holds a Bachelor of Business Administration in Accounting from Boise State University.

     Gary Brajcich, Director. Mr. Brajcich was elected as a Director in 2000. Mr. Brajcich is an attorney admitted to practice law in the State of Washington. He is a member of Workland, Witherspoon, PLLC, where he has been practicing since 1992.

     Harold Erfurth, Director. Mr. Erfurth, currently retired, was a stockbroker, and an independent contractor selling the securities issued and offered by Metropolitan, from 1972 to 1983. He served as a Director from 1979 to 1994, and was elected as a Director again in 1996.

     Irv Marcus, Director. Mr. Marcus had been an Officer of Metropolitan from 1974 until his retirement in 1995. At retirement, he was Senior Vice President, a title which he had held since 1990, and during which time he supervised Metropolitan's Receivable investing operations. He had previously been a loan officer with Metropolitan and has over 25 years' experience in the consumer finance business. He continues as a Director following his retirement.

     Samuel Smith, Ph.D., Director. Dr. Smith was elected as a Director in 2000. Dr. Smith served as President of Washington State University from 1985-2000 and is currently President Emeritus. Dr. Smith was Dean of the College of Agriculture at Penn State University prior to his association with Washington State University.

     William D. Snider, Director. Mr. Snider was elected as Director for Metropolitan in June 2001. He held the position as Metropolitan's Chief Financial Officer from May 1999 until August 2001. He still maintains his status as Director. Mr. Snider was the Chairman of Snider Financial Partners from June of 1997 through December of 1998. From March 1992 until June of 1997, he was the Executive Vice President and Chief Financial Officer of Finance and Operations of CoBank in Denver, Colorado. Prior to that, Mr. Snider was Senior Vice President and Treasury Group Head for Continental Bank Corporation in Chicago, Illinois. Currently, Mr. Snider is President of Snider Financial Partners. Mr. Snider received his Bachelor of Science and his Masters of Business Administration from the University of Illinois.

     John Trimble, Director. Mr. Trimble had been employed by Metropolitan from 1980 until his retirement in 1995. His principal area of responsibility was Receivables underwriting. At retirement he was Vice President. He became a Director in February 1996.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation awarded to, earned by, or paid to (1) Metropolitan's Chief Executive Officer, and (2) Metropolitan's other four most highly compensated executive officers during 2001 whose total annual compensation exceeded $100,000 in 2001 (the "Named Executive Officers"), all during the fiscal years specified. In addition, the following table sets forth the aggregate compensation for two individuals who would have been Named Executive Officers but for the fact that the individuals were not serving as executive officers of Metropolitan at the end of fiscal 2001. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash forms of remuneration except Metropolitan's 401(k) qualified retirement plan adopted as of January 1, 1992, which is available generally to all employees of Metropolitan, except as described below. See "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS." The 401(k) Plan provides for maximum annual company matching contributions equal to 3% of each participant's salary. As of September 30, 2001, Metropolitan had no stock option plans in effect.

---------------------------------------------------------------------------------------------------
                                    SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------
                                                                     BONUS/       ALL OTHER
          NAME AND PRINCIPAL POSITION            YEAR    SALARY    COMMISSIONS   COMPENSATION
---------------------------------------------------------------------------------------------------
 C. Paul Sandifur, Jr.                           2001   $500,016     $    --             --
     Chairman of the Board, Chief                2000    500,008       4,500             --
     Executive Officer and President             1999    437,500          --             --
---------------------------------------------------------------------------------------------------
 Tom Turner                                      2001    150,000      50,000             --
     President -- Summit Securities              2000    125,561      50,000             --
                                                 1999    114,500          --             --
---------------------------------------------------------------------------------------------------
 Elaine Hoskin                                   2001    165,417      28,000             --
     Vice President                              2000    106,666          --             --
                                                 1999         --          --             --
---------------------------------------------------------------------------------------------------
 Nobumichi Hara                                  2001    153,889      26,000             --
     Vice President -- Human Resources           2000    104,158       8,000             --
                                                 1999    102,126       8,500             --
---------------------------------------------------------------------------------------------------
 John Van Engelen                                2001    165,323          --             --
     President, Western United                   2000    164,521          --             --
                                                 1999    159,194          --             --
---------------------------------------------------------------------------------------------------
 William D. Snider(1)                            2001    127,064          --        340,000(2)
     (Former Chief Financial Officer)            2000    260,939      73,709             --
                                                 1999    156,250          --             --
---------------------------------------------------------------------------------------------------
 Georgiana Yoshioka(3)                           2001     95,976      50,000             --
     (Former Chief Operating Officer)            2000    183,333      50,000             --
                                                 1999         --          --             --
---------------------------------------------------------------------------------------------------

---------------

(1) Mr. Snider resigned from Metropolitan in February of 2001 and is now a member of Metropolitan's Board of Directors.

(2) Represents amounts paid to Mr. Snider in connection with termination of his employment agreement in February of 2001.

(3) Ms. Yoshioka resigned from Metropolitan in February of 2001.

     The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all Metropolitan employees like group health insurance, dental insurance, long-term disability insurance, vacation and sick-leave. In addition, Metropolitan makes available certain non-monetary benefits to certain of its executive officers, with the aggregate value of these benefits in the case of each executive officer listed in the above table being less than the lesser of (1) ten percent of the cash compensation paid to each such executive officer, or (2) $50,000, and is not included in the above table.

                           COMPENSATION OF DIRECTORS

     All directors (including honorary Directors) of Metropolitan are paid $500 per meeting. There were six such meetings during fiscal 2001. In addition, non-employee directors are reimbursed for travel expenses.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Metropolitan does not have a formal compensation committee of the Board of Directors. Executive Officer compensation is determined by C. Paul Sandifur, Jr. and/or the Human Resources Manager. Mr. Sandifur is the sole shareholder of National Summit Corporation, which in turn owns Summit, Old Standard and Old West. Mr. Sandifur determines the compensation of the executive officers of Summit, but is not an officer or director of Summit. The Consolidated Group engages in various transactions with these companies. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          SHARE OWNERSHIP INFORMATION

     The following table sets forth information as to each class of equity securities of Metropolitan beneficially owned by (1) each director of Metropolitan, (2) Metropolitan's Chief Executive Officer and the Named Executive Officers, (3) all directors and executive officers of Metropolitan as a group, and (4) all persons known to Metropolitan to be the beneficial owner of 5% or more of the outstanding shares of voting securities of Metropolitan as of December 15, 2001. The officers and directors of Metropolitan not listed on the table do not own any equity securities of Metropolitan.

------------------------------------------------------------------------------------------------------
                                                                      NUMBER OF SHARES
                     NAME                       TITLE OF CLASS       BENEFICIALLY OWNED    % OF CLASS
------------------------------------------------------------------------------------------------------
     C. Paul Sandifur, Jr.(1)(2)           Metropolitan Preferred
     601 W. First Avenue                   Stock, All Series              277,969            18.92%
     Spokane, WA 99201                     Metropolitan Class A           97.4075            100.0%
                                             Common Stock
------------------------------------------------------------------------------------------------------
     C. Paul Sandifur, Jr. Trustee(1)      Metropolitan Preferred
     601 W. First Avenue                   Stock, All Series               30,000             2.04%
     Spokane, WA 99201                     Metropolitan Class A           52.4667            53.86%
                                             Common Stock
------------------------------------------------------------------------------------------------------
     Summit Securities, Inc.(2)            Metropolitan Preferred
     601 W. First Avenue                   Stock, All Series              247,622            16.86%
     Spokane, WA 99201                     Metropolitan Class A            9.2483             9.49%
                                             Common Stock
------------------------------------------------------------------------------------------------------
     Irv Marcus                            Metropolitan Preferred             406                 *
                                             Stock, All Series
                                           Metropolitan Class A                 0                 *
                                             Common Stock
------------------------------------------------------------------------------------------------------
     Harold Erfurth                        Metropolitan Preferred             472                 *
                                             Stock, All Series
                                           Metropolitan Class A                 0                 *
                                             Common Stock
------------------------------------------------------------------------------------------------------
     All Officers and Directors as a
     group (21 persons)                    Metropolitan Preferred
                                           Stock, All Series              278,847            18.98%
                                           Metropolitan Class A
                                           Common Stock                   97.4075           100.00%
------------------------------------------------------------------------------------------------------

---------------

 *  Less than 1%.

(1) C. Paul Sandifur, Jr. is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over the shares of stock held by the trust. The trust beneficiaries are C. Paul Sandifur, Jr., Sara E. Quinn and William F. Sandifur. Mr. Sandifur also directly owns 347 shares of preferred stock and 35.6925 shares of common stock.

(2) Summit Securities, Inc. is a wholly owned subsidiary of National Summit Corp., a Delaware corporation, which is majority owned by C. Paul Sandifur, Jr. As a result, Mr. Sandifur effectively has sole voting and investment control over the shares owned by Summit, and may be deemed the beneficial owner of the shares under the rules of the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AND BETWEEN METROPOLITAN AND SUBSIDIARIES

     In the normal course of business, Metropolitan and its subsidiaries engage in intercompany transactions. All subsidiaries are wholly owned by Metropolitan except Western United, in which Metropolitan owns approximately 36.7% directly and 61.1% indirectly. See "ORGANIZATIONAL CHART" under Item 1.

     During the last year ended September 30, 2001, Western United purchased approximately $8.1 million of Receivables from Metropolitan at Metropolitan's cost while Metropolitan purchased approximately $13.2 million of Receivables from Western at Western's cost.

     In addition, Metropolitan charges Western United for real estate contract acquisition and management services. These charges have no effect on the Consolidated Financial Statements, but create fee income for Metropolitan when presented alone.

     Metwest provides Receivable servicing and collection for Metropolitan and Western United. See "RECEIVABLE INVESTMENTS--Servicing and Collection Procedures, and Delinquency Experience" under Item 1.

     At September 30, 2001, Metropolitan had two notes payable to Western United totaling approximately $19.9 million that were secured by certain property held for development. Such loans within the Consolidated Group have no effect on the consolidated financial statements.

     From time to time, since December of 1979, Metropolitan has made loans to Consumers Group Holding Co. for purposes of increasing the capital and surplus of Consumers and Western United. As of September 30, 2001, these loans outstanding totaled $3,710,000 and currently bear no interest. Additionally, at September 30, 2001, Metropolitan had $35.1 million invested in Western United preferred stock. These investments have no effect on the Consolidated Group's financial statements.

TRANSACTIONS WITH AFFILIATES

     In the normal course of business, Metropolitan engages in transactions with companies which were former subsidiaries and which are currently affiliated through the common control of C. Paul Sandifur, Jr.

     Metropolitan Investment Securities ("MIS"), a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. The commission rate depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment. During the fiscal year ended September 30, 2001, Metropolitan paid commissions to MIS in the amount of $3.0 million. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 20" under Item 8.

     Metropolitan provides management and Receivable acquisition services for a fee to Summit, Old Standard and Old West. During the fiscal year ended September 30, 2001, such fees were approximately $0.9 million. See "RECEIVABLE INVESTMENTS--Management and Receivable Acquisition Services" under Item 1.

     Metwest provides Receivable collection services for a fee to Summit, Old Standard and Old West. Additionally, Metropolitan provides accounting, data processing, contract servicing and other administrative services to Summit, Old Standard and Old West. During the year ended September 30, 2001, the Company entered into an agreement with Summit, Old Standard and Old West to change the allocation of the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of its affiliates and its subsidiaries. During the fiscal year ended September 30, 2001, total fees charged to Summit, Old Standard and Old West for servicing, collection and administrative services were approximately $5.8 million. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 20" under Item 8.

     In the ordinary course of business the Consolidated Group may purchase or sell Receivables from or to affiliated companies or borrow or lend money from or to affiliated companies. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 20" under Item 8.

     At September 30, 2001, Metropolitan had a note payable to Old Standard that was secured by certain property held for development in the amount of approximately $4.4 million.

     At September 30, 2001, Metropolitan had a note receivable from Summit in the amount of approximately $10.9 million that was secured by a participation interest in certain structured settlements and lease Receivables, See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 20" under Item 8.

     Management believes that the terms of the service agreements are at least as favorable as could have been obtained from non-affiliated parties.

     Western United has entered into a reinsurance agreement with Old Standard, which became effective July 1, 1998 and remained in effect at September 30, 2001. Although Western United has the ability to use this agreement, the agreement has been inactive since October 31, 2000. Under this agreement, Western United reinsured with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although each may stop and restart at their discretion upon providing a 30-day advance written notice. Western United receives an annual fee of 40 basis points on the cash value of the reinsured policies from Old Standard for servicing the reinsured policies. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 20" under Item 8.

     Metropolitan's and Western United's property development activities are provided by Summit Property Development. The Consolidated Group paid Summit Property Development $1.1 million in development fees during the fiscal year ended September 30, 2001. See "REAL ESTATE DEVELOPMENT" under Item 1.

     During the year ended September 30, 2000, Summit purchased an $18 million non-interest bearing contract receivable collateralized by timber rights in Hawaii from Metropolitan at an estimated fair value of approximately $13.1 million using a discount rate of 12%.

     In February 2001, Metropolitan and William D. Snider, Metropolitan's former Chief Financial Officer, entered into an agreement where Metropolitan agreed to pay Mr. Snider $340,000 and certain COBRA benefit payments in connection with the termination of Mr. Snider's employment agreement with Metropolitan.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS.

    Included in Part II, Item 8 of this report:

Report of Independent Accountants
Consolidated Balance Sheets at September 30, 2001 and 2000
Consolidated Statements of Income for the Years Ended
  September 30, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES.

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

3. EXHIBITS.

     The following is a complete list of exhibits filed as part of this Form
10-K.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.01     Restated Articles of Incorporation, as amended, dated
          October 22, 2001 (Incorporated by reference to Exhibit 4.1 to Metropolitan's Registration Statement on Form S-2,
          Registration No. 333-73018, filed December 20, 2001).
 3.02     Restated Bylaws, as amended on December 26, 1995
          (Incorporated by reference to Exhibit 3(e) to Form 10-K for
          Period Ending September 30, 1995).
 4.01     Indenture, dated as of October 1999, between Metropolitan
          and U.S. Bank Trust National Association, Trustee
          (Incorporated by reference to Exhibit 4.01 to Metropolitan's
          Registration Statement on Form S-2, Registration No.
          333-88605, filed October 7, 1999).
 4.02     Indenture, dated as of July 6, 1979, between Metropolitan
          and Seattle-First National Bank, Trustee.
 4.03     First Supplemental Indenture, dated as of October 3, 1980, between Metropolitan and Seattle-First National Bank,
          Trustee.
 4.04     Second Supplemental Indenture, dated as of November 12,
          1984, between Metropolitan and Seattle-First National Bank,
          Trustee (Incorporated by reference to Exhibit 4(d) to
          Registration No. 2-95146).
 4.05     Third Supplemental Indenture, dated as of December 31, 1997, between Metropolitan and First Trust (Incorporated by
          reference to Exhibit 4(d) to Metropolitan's Annual Report on
          Form 10-K for fiscal 1997).
 4.06     Fourth Supplemental Indenture, dated as of February 28,
          2001, between Metropolitan and U.S. Bank Trust National
          Association (Incorporated by reference to Exhibit 4.05 to
          Metropolitan's Registration Statement on Form S-2,
          Registration No. 333-55984), filed April 6, 2001).
 4.07     Amended Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series C (Incorporated by
          reference to Exhibit 4(g) to Registration No. 33-2699).
 4.08     Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series D (Incorporated by
          reference to Exhibit 4(a) to Registration No. 33-25702).
 4.09     Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series E-1 (Incorporated by
          reference to Exhibit 4(a) to Registration No. 33-19238).
 4.10     Amended Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series E-2 (Incorporated by
          reference to Exhibit 4(a) to Registration No. 33-25702).
 4.11     Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series E-3 (Incorporated by
          reference to Exhibit 4(a) to Registration No. 33-32586).
 4.12     Statement of Rights, Designations and Preference of Variable
          Rate Cumulative Preferred Stock, Series E-4 (Incorporated by
          reference to Exhibit 4(h) to Registration No. 33-40221).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.13     Form of Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series E-5 (Incorporated by
          reference to Exhibit 4(i) to Registration No. 33-57396).
 4.14     Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock, Series E-6
          (Incorporated by reference to Exhibit 4(l) to Registration
          No. 33-51905).
 4.15     Amended and Restated Statement of Rights, Designations and
          Preferences of Variable Rate Cumulative Preferred Stock,
          Series E-7 (Incorporated by reference to Exhibit 4.2 to
          Metropolitan's Registration Statement on Form S-2,
          Registration No. 333-73018, filed December 20, 2001).
 9.01     Irrevocable Trust Agreement (Incorporated by reference to
          Exhibit 9(b) to Registration No. 2-81359).
10.01     Form of Reinsurance Agreement between Western United and Old
          Standard (Incorporated by reference to Exhibit 10(d) to
          Metropolitan's Annual Report on Form 10-K for fiscal 1998).
10.02     Servicing Rights Purchase Agreement among Ocwen Federal Bank
          FSB, Metropolitan and various sellers named therein, dated as of April 1, 2001.
10.03     Amendment No. 1 to Servicing Rights Purchase Agreement among
          Ocwen Federal Bank FSB, Metropolitan and various sellers
          named therein, dated as of May 11, 2001.
10.04     Servicing Agreement among Ocwen Federal Bank FSB,
          Metropolitan and various owners named therein, dated as of
          April 1, 2001.
10.05     Flow Subservicing Agreement among Ocwen Federal Bank FSB,
          Metropolitan and various owners named therein, dated as of
          September 1, 2001.
12.01     Statement regarding computation of ratios.
21.01     Subsidiaries of Metropolitan (Incorporated by Reference to
          Exhibit 21 to Metropolitan's Annual Report on Form 10-K for
          fiscal 1997).

(B) REPORTS ON FORM 8-K.

     Metropolitan did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METROPOLITAN MORTGAGE & SECURITIES
                                          CO., INC.

                                          By    /s/ C. PAUL SANDIFUR, JR.
                                            ------------------------------------
                                                C. Paul Sandifur, Jr., Chief
                                                      Executive Officer

Date: December 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----



           /s/ C. PAUL SANDIFUR, JR.               Chief Executive Officer,          December 26, 2001
------------------------------------------------     President and Director
             C. Paul Sandifur, Jr.




             /s/ STERLING GALLAGHER                Chief Financial Officer           December 26, 2001
------------------------------------------------     (Principal Accounting
               Sterling Gallagher                    Officer)




               /s/ REUEL SWANSON                   Secretary and Director            December 26, 2001
------------------------------------------------
                 Reuel Swanson




               /s/ GARY BRAJCICH                   Director                          December 26, 2001
------------------------------------------------
                 Gary Brajcich




               /s/ HAROLD ERFURTH                  Director                          December 26, 2001
------------------------------------------------
                 Harold Erfurth




                 /s/ IRV MARCUS                    Director                          December 26, 2001
------------------------------------------------
                   Irv Marcus




                /s/ JOHN TRIMBLE                   Director                          December 26, 2001
------------------------------------------------
                  John Trimble




                /s/ SAMUEL SMITH                   Director                          December 26, 2001
------------------------------------------------
                  Samuel Smith




             /s/ WILLIAM D. SNIDER                 Director                          December 26, 2001
------------------------------------------------
               William D. Snider

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Report of Independent Accountants...........................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Operations.......................  F-5
Consolidated Statements of Comprehensive Income (Loss)......  F-6
Consolidated Statements of Stockholders' Equity.............  F-7
Consolidated Statements of Cash Flows.......................  F-8
Notes to Consolidated Financial Statements..................  F-9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Metropolitan Mortgage and Securities Co, Inc.

We have audited the consolidated balance sheet of Metropolitan Mortgage and Securities Co, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules as of September 30, 2001 and for the year then ended, listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metropolitan Mortgage and Securities Co, Inc. and subsidiaries at September 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic 2001 financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Seattle, Washington
December 14, 2001

[PRICEWATERHOUSECOOPER LOGO]

REPORT OF INDEPENDENT ACCOUNTANTS

The Directors and Stockholders
Metropolitan Mortgage & Securities Co., Inc.

In our opinion, the consolidated balance sheet as of September 30, 2000 and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows for each of the two years in the period ended September 30, 2000 (appearing on pages F-4 through F-8 of this Annual Report on Form 10-K of Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries) present fairly, in all material respects, the financial position, results of operations and cash flows of Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries at September 30, 2000 and for each of the two years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedules, II, IV and V, listed in the index appearing under Item 14(a)(2) on pages S-2, S-5, S-6, S-7 and S-8, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements or financial statement schedules of Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries for any period subsequent to September 30, 2000.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Spokane, Washington
December 28, 2000

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                                                                   2001             2000
                                                              --------------   --------------
                                           ASSETS:

Cash and cash equivalents...................................  $   68,019,397   $    2,664,035
Investments:
  Trading securities, at fair value ($47,663,176 and
    $60,706,786 at cost or amortized cost)..................      48,832,529       61,052,838
  Available-for-sale securities, at fair value ($318,513,704
    and $221,695,200 at cost or amortized cost).............     311,803,378      204,081,643
  Held-to maturity securities, at amortized cost ($0 and
    $59,045,232 at fair value)..............................              --       59,415,992
  Accrued interest on investments...........................       2,734,943        2,532,995
                                                              --------------   --------------
      Total investments.....................................     363,370,850      327,083,468
                                                              --------------   --------------
Real estate contracts and mortgage notes receivable held for
  sale......................................................              --       43,978,911
Real estate contracts and mortgage notes receivable, net of
  discounts and origination fees and net of allowances of
  $11,241,981 and $10,739,811...............................     426,376,243      341,259,066
Real estate held for sale and development at the lower of
  cost or market, net of allowances of $3,661,247 and
  $2,066,148................................................      81,934,751       72,078,094
Other receivable investments, net of discounts and
  origination fees and net of allowances of $2,267,996 and
  $2,244,155................................................     173,836,770      186,406,956
                                                              --------------   --------------
      Net real estate assets and other receivable
         investments........................................     682,147,764      643,723,027
                                                              --------------   --------------
Other assets:
  Reinsurance receivable....................................     109,608,025      111,378,331
  Deferred costs, net.......................................      66,755,118       65,296,489
  Land, buildings and equipment, net........................      29,411,423       32,514,204
  Mortgage servicing rights, net............................       3,994,096       14,821,575
  Deferred income taxes.....................................      20,894,075               --
  Other assets, net.........................................      49,927,066       55,451,509
                                                              --------------   --------------
      Total other assets....................................     280,589,803      279,462,108
                                                              --------------   --------------
      Total assets..........................................  $1,394,127,814   $1,252,932,638
                                                              ==============   ==============
                                        LIABILITIES:

Life insurance and annuity reserves.........................  $  971,216,178   $  886,510,121
Debenture bonds and accrued interest........................     300,367,995      238,834,850
Advances under line of credit...............................              --        7,805,520
Debt payable................................................      39,628,517       41,706,063
Accounts payable and accrued expenses.......................      39,625,703       14,024,723
Deferred income taxes.......................................              --        5,133,844
Minority interest in consolidated subsidiaries..............       2,376,931        2,059,929
                                                              --------------   --------------
      Total liabilities.....................................   1,353,215,324    1,196,075,050
                                                              --------------   --------------
Commitments and contingencies (Notes 5, 10 and 15)
Stockholders' equity:
  Preferred stock, (liquidation preference $52,895,730 and
    $62,504,429)............................................      14,684,736       18,291,083
  Subordinate preferred stock, no par.......................              --               --
  Common stock, Class A, $2,250 par, 97 shares issued and
    outstanding.............................................         218,250          218,250
  Common stock, Class B, $2,250 par, no shares issued and
    outstanding.............................................              --               --
  Additional paid-in capital................................      26,024,897       32,264,380
  Accumulated other comprehensive loss......................      (4,474,411)     (11,713,806)
  Retained earnings.........................................       4,459,018       17,797,681
                                                              --------------   --------------
      Total stockholders' equity............................      40,912,490       56,857,588
                                                              --------------   --------------
      Total liabilities and stockholders' equity............  $1,394,127,814   $1,252,932,638
                                                              ==============   ==============

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                         2001           2000           1999
                                                     ------------   ------------   ------------
REVENUES:
  Insurance premiums...............................  $  1,366,373   $  1,458,024   $  1,668,274
  Interest on receivables..........................    41,097,622     46,667,677     50,236,826
  Earned discount on receivables and investments...    20,759,904     21,451,042     21,092,324
  Other investment income..........................    30,561,147     29,310,903     21,720,696
  Real estate sales................................    17,501,775     40,345,916     42,481,673
  Fees, commissions, service and other income......    15,478,604     12,346,870      8,488,571
  Net losses on investments........................    (6,331,479)    (7,072,739)    (5,499,995)
  Net gains (losses) on sales of receivables.......    (1,321,127)    26,914,099     24,819,841
                                                     ------------   ------------   ------------
       Total revenues..............................   119,112,819    171,421,792    165,008,210
                                                     ============   ============   ============
EXPENSES:
  Insurance policy and annuity benefits............    47,424,521     45,174,355     44,526,376
  Interest, net....................................    25,469,271     29,134,230     22,388,390
  Cost of real estate sold.........................    17,160,335     36,247,394     39,635,685
  Provision for losses on real estate assets.......     9,573,407     11,855,691     10,675,560
  Provision for losses on other assets.............     2,218,368      4,141,914        819,000
  Reduction in value of mortgage servicing
     rights........................................            --      1,306,958             --
  Salaries and employee benefits...................    23,005,332     30,698,838     23,269,895
  Commissions to agents............................    10,933,466     11,271,223      7,483,464
  Other operating and underwriting expenses........    19,289,623      9,732,327      6,790,716
  Amortization of deferred costs, net of costs
     capitalized...................................    (1,011,169)     3,550,469      5,403,432
                                                     ------------   ------------   ------------
       Total expenses..............................   154,063,154    183,113,399    160,992,518
                                                     ============   ============   ============
Income (loss) before income taxes and minority
  interest.........................................   (34,950,335)   (11,691,607)     4,015,692
Income tax benefit.................................    26,344,215      4,093,296     12,577,447
                                                     ------------   ------------   ------------
Income (loss) before minority interest.............    (8,606,120)    (7,598,311)    16,593,139
Income of consolidated subsidiaries allocated to
  minority stockholders............................      (317,003)        (3,042)      (318,000)
                                                     ------------   ------------   ------------
Net income (loss)..................................    (8,923,123)    (7,601,353)    16,275,139
Preferred stock dividends..........................    (4,156,762)    (4,553,322)    (3,641,721)
                                                     ------------   ------------   ------------
Income (loss) applicable to common stockholders....  $(13,079,885)  $(12,154,675)  $ 12,633,418
                                                     ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                          2001           2000          1999
                                                       -----------   ------------   -----------
NET INCOME (LOSS)....................................  $(8,923,123)  $ (7,601,353)  $16,275,139
                                                       -----------   ------------   -----------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
  Unrealized gains (losses) on investments:
     Unrealized holding gains (losses) arising during
       period........................................    3,342,225     (7,306,644)   (2,909,485)
     Less: reclassification adjustment for gains
       (losses) included in net income...............    3,897,170       (768,439)      (48,619)
                                                       -----------   ------------   -----------
  Net other comprehensive income (loss)..............    7,239,395     (8,075,083)   (2,958,104)
                                                       -----------   ------------   -----------
Comprehensive income (loss)..........................  $(1,683,728)  $(15,676,436)  $13,317,035
                                                       ===========   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                   ACCUMULATED
                                                                    ADDITIONAL        OTHER
                                            PREFERRED     COMMON      PAID-IN     COMPREHENSIVE    RETAINED
                                              STOCK       STOCK       CAPITAL         LOSS         EARNINGS        TOTAL
                                           -----------   --------   -----------   -------------   -----------   ------------
BALANCE, OCTOBER 1, 1998.................  $19,454,071   $293,417   $18,580,051   $   (680,619)   $21,109,849   $ 58,756,769
Net income...............................                                                          16,275,139     16,275,139
Net unrealized losses on
  available-for-sale securities, net of
  income tax benefit of $1,602,460.......                                           (2,958,104)                   (2,958,104)
Cash dividends, common ($2,400 per
  share).................................                                                            (312,578)      (312,578)
Cash dividends, preferred (variable
  rate)..................................                                                          (3,641,721)    (3,641,721)
Redemption and retirement of common stock
  (1 share)..............................                  (2,250)     (150,696)                                    (152,946)
Redemption and retirement of preferred
  stock (83,939 shares)..................     (839,392)                (103,981)                                    (943,373)
Sale of variable rate preferred stock,
  net (48,462 shares)....................      484,615                4,196,662                                    4,681,277
                                           -----------   --------   -----------   ------------    -----------   ------------
BALANCE, SEPTEMBER 30, 1999..............   19,099,294    291,167    22,522,036     (3,638,723)    33,430,689     71,704,463
Net loss.................................                                                          (7,601,353)    (7,601,353)
Net unrealized losses on
  available-for-sale securities, net of
  income tax benefit of $4,409,626.......                                           (8,075,083)                   (8,075,083)
Cash dividends, common ($2,400 per
  share).................................                                                            (283,778)      (283,778)
Cash dividends, preferred (variable
  rate)..................................                                                          (4,553,322)    (4,553,322)
Redemption and retirement of common stock
  (32 shares)............................                 (72,917)                                 (3,194,555)    (3,267,472)
Redemption and retirement of preferred
  stock (195,175 shares).................   (1,951,739)                 (73,619)                                  (2,025,358)
Sale of variable rate preferred stock,
  net (114,352 shares)...................    1,143,528                9,815,963                                   10,959,491
                                           -----------   --------   -----------   ------------    -----------   ------------
BALANCE, SEPTEMBER 30, 2000..............   18,291,083    218,250    32,264,380    (11,713,806)    17,797,681     56,857,588
Net loss.................................                                                          (8,923,123)    (8,923,123)
Net unrealized gains on
  available-for-sale securities, net of
  income tax of $3,663,836...............                                            7,239,395                     7,239,395
Cash dividends, common ($2,668 per
  share).................................                                                            (258,778)      (258,778)
Cash dividends, preferred (variable
  rate)..................................                                                          (4,156,762)    (4,156,762)
Redemption and retirement of preferred
  stock (377,605 shares).................   (3,776,048)              (7,526,354)                                 (11,302,402)
Sale of variable rate preferred stock,
  net (16,970 shares)....................      169,701                1,286,871                                    1,456,572
                                           -----------   --------   -----------   ------------    -----------   ------------
BALANCE, SEPTEMBER 30, 2001..............  $14,684,736   $218,250   $26,024,897   $ (4,474,411)   $ 4,459,018   $ 40,912,490
                                           ===========   ========   ===========   ============    ===========   ============

   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                  2001            2000            1999
                                                              -------------   -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (8,923,123)  $  (7,601,353)  $  16,275,139
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Proceeds from sales of trading securities...............     48,644,434      33,729,043       6,538,788
    Proceeds from maturities of trading securities..........      6,425,271       1,063,590         431,244
    Acquisition of trading securities.......................    (60,231,847)    (18,730,626)     (9,480,844)
    Earned discount on receivables and investments..........    (20,759,904)    (21,451,042)    (21,092,324)
    Losses (gains) on investments and receivables, net......      7,652,606     (19,841,360)    (19,319,846)
    Gains on sales of real estate...........................       (341,440)     (4,098,522)     (2,845,988)
    Loss on sale of equipment...............................          4,147          94,176
    Provision for losses on real estate assets..............      9,573,407      11,855,691      10,675,560
    Provision for losses on other assets....................      2,218,368       4,141,914         819,000
    Depreciation and amortization...........................      5,204,922       5,121,515       5,353,717
    Minority interests......................................        317,003           3,042         318,000
    Deferred income tax benefit.............................    (29,691,755)     (4,439,801)     (7,179,298)
    Changes in assets and liabilities:
      Deferred cost, net....................................     (1,458,629)      1,043,097       4,922,903
      Life insurance and annuity reserves...................     47,276,005      43,325,248      40,877,478
      Compound and accrued interest on debenture bonds and
        debt payable........................................      9,669,120      (3,042,526)       (281,937)
      Accrued interest on receivables and investments.......     (4,274,815)       (660,716)     (2,529,472)
      Other assets..........................................     16,378,804     (10,204,234)    (19,025,842)
      Accounts payable and accrued expenses.................      5,925,461       2,750,312      (7,413,128)
      Other, net............................................        695,122       3,207,303         483,296
                                                              -------------   -------------   -------------
        Net cash provided by (used in) operating
          activities........................................     34,303,157      16,264,751      (2,473,554)
                                                              -------------   -------------   -------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Principal payments received on real estate contracts and
    mortgage notes receivable and other receivable
    investments.............................................    127,813,380     180,131,593     136,387,320
  Proceeds from sales of real estate contracts and mortgage
    notes receivable and other receivable investments.......    116,058,868     577,307,218     581,218,127
  Proceeds from sales of real estate........................     16,926,185      29,531,248      34,906,432
  Proceeds from maturities of held-to-maturity
    investments.............................................             --       7,232,597      16,704,422
  Proceeds from maturities of available-for-sale
    investments.............................................     15,800,769       9,091,783      15,572,964
  Proceeds from sales of available-for-sale investments.....    181,265,965      18,288,069      11,295,790
  Proceeds from sales of mortgage servicing rights..........      5,712,420
  Proceeds from sales of fixed assets.......................      1,773,294
  Acquisition of real estate contracts and mortgage notes
    receivable..............................................   (261,721,326)   (585,067,159)   (617,643,225)
  Acquisition of other receivable investments...............    (13,721,715)    (65,987,359)    (36,386,892)
  Purchases of held-to-maturity investments.................             --        (298,174)       (151,479)
  Purchases of available-for-sale investments...............   (208,889,081)    (77,939,179)    (97,145,490)
  Purchases of and costs associated with real estate held
    for sale and development................................    (14,566,517)     (9,186,324)    (17,106,964)
  Capital expenditures......................................     (1,898,502)     (8,824,369)     (2,214,419)
                                                              -------------   -------------   -------------
        Net cash provided by (used in) investing
          activities........................................  $ (35,446,260)  $  74,279,944   $  25,436,586
                                                              -------------   -------------   -------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase (decrease) in borrowings.........................  $  (9,398,701)  $ (87,575,602)  $  22,617,308
  Repayments of debt payable................................     (1,002,591)       (591,877)    (11,520,594)
  Receipts from life and annuity products...................    149,442,699     118,448,928     104,020,462
  Withdrawals of life and annuity products..................   (118,301,729)   (173,791,925)   (110,555,531)
  Ceding of life and annuity products to (from)
    reinsurers..............................................      8,059,388      (8,594,516)    (39,447,283)
  Issuance of debenture bonds...............................     67,369,456      96,583,832      46,399,862
  Repayment of debenture bonds..............................    (15,408,687)    (53,595,898)    (45,434,440)
  Issuance of preferred stock...............................      1,456,572      10,959,491       4,681,277
  Redemption and retirement of preferred stock..............    (11,302,402)     (2,025,358)       (943,373)
  Redemption and retirement of common stock.................             --      (3,267,472)       (152,946)
  Cash dividends............................................     (4,415,540)     (4,837,100)     (3,954,299)
                                                              -------------   -------------   -------------
      Net cash provided by (used in) financing activities...     66,498,465    (108,287,497)    (34,289,557)
                                                              -------------   -------------   -------------
Net change in cash and cash equivalents.....................     65,355,362     (17,742,802)    (11,326,525)
Cash and cash equivalents:
  Beginning of year.........................................      2,664,035      20,406,837      31,733,362
                                                              -------------   -------------   -------------
  End of year...............................................  $  68,019,397   $   2,664,035   $  20,406,837
                                                              =============   =============   =============

See Note 18 for supplemental cash flow information.
   The accompanying notes are an integral part of the consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BUSINESS AND ORGANIZATION

     Metropolitan Mortgage & Securities Co., Inc. (the "Company" and "Metropolitan") was incorporated in the state of Washington in 1953.

     Metropolitan engages, nationwide, in the business of acquiring, holding and selling receivables. These receivables include real estate contracts and mortgage notes collateralized by first position liens on real estate. Metropolitan also invests in receivables consisting of real estate contracts and mortgage notes collateralized by junior position liens, structured settlements, annuities, lottery prizes and other investments. The receivables collateralized by real estate are typically non-conventional because they are originated as the result of seller financing or they are originated by lenders who specialize in borrowers with impaired credit histories or non-conventional properties. Beginning in 2000, the Company began originating commercial loans collateralized by various types of commercial properties. In addition to receivables, the Company invests in U.S. Treasury obligations, mortgage- and asset-backed securities, corporate bonds, equity securities, venture capital and other securities.

     The Company invests in receivables and securities using funds generated from the sale of annuities, debentures and preferred stock, the sale of receivables and real estate, secured borrowings, receivable cash flows and securities portfolio earnings.

     The funds from the sale of annuities are generated by Western United Life Assurance Company ("Western"), a life insurance subsidiary substantially owned by Metropolitan Mortgage & Securities Co., Inc. Western is engaged in the offering, issuance and sale of annuity and life insurance policies. Western is licensed to sell insurance in fifteen states, but its business is primarily concentrated in the states of Idaho, Montana, Oregon, Texas, Utah and Washington.

     Metropolitan provides receivable acquisition, management and collection services, for a fee, to its subsidiaries and affiliates (see Note 20).

     Metropolitan owns various properties acquired through foreclosure and other sources. These properties are held for sale or development.

     Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through common stock ownership and voting control.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Metropolitan Mortgage & Securities Co., Inc. and its majority-owned subsidiaries. Metropolitan's significant subsidiaries include Western, Consumers Group Holding Co., Inc., a holding company and shareholder of Consumers Insurance Co., Inc., an inactive property and casualty insurer, and Metwest Mortgage Services, Inc., a mortgage loan originator and servicer. Minority interest represents minority stockholders' proportionate share of the equity in the Company's consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

     Cash includes all balances on deposit in banks and financial institutions. The Company considers all highly-liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are on deposit with one financial institution and

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

balances often exceed the federal insurance limit. The Company periodically evaluates the credit quality of these banks and financial institutions.

  INVESTMENTS

     The Company classifies its investments in debt and equity securities as "trading," "available-for-sale," or "held-to-maturity". The accounting policies related to these investment classifications are as follows:

          Trading Securities: Trading securities consist primarily of mortgage- and asset-backed securities and are recorded, at fair value based on quoted market value. Realized and unrealized gains and losses on these securities are included in the consolidated statements of operations.

          Available-for-Sale Securities: Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, are carried at quoted and estimated market values. Other available-for-sale securities include government-backed bonds, corporate bonds, equity securities and venture capital investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes.

          For other than a temporary decline in value below cost or amortized cost, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statements of operations. Any recovery of fair value in excess of the investment's new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include the length of time and extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability of the Company to retain its investment for the anticipated period of recovery in fair value.

          During the third quarter of 2000, the Emerging Issues Task Force released issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). This EITF changed the manner in which the Company determines whether a decline in fair value of certain investments is other than temporary. In accordance with this new methodology, if (1) the fair value of an investment is less than the amortized cost and (2) the present value of the estimated cash flows have decreased since the last estimate was made, then an other than temporary impairment is deemed to have occurred. The implementation of EITF 99-20 on April 1, 2001 did not have a material impact on the Company's financial statements. Financial statements for periods prior to the implementation of EITF 99-20 are not to be restated.

          Equity securities include the Company's investment in the common stock of the Federal Home Loan Bank of Seattle ("FHLB Seattle"). This stock may only be sold to FHLB Seattle or to another member institution; therefore, it is restricted and is carried at cost. The carrying value of the restricted stock was approximately $2.7 million and $2.9 million at September 30, 2001 and 2000, respectively.

          Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

     The Company initially records residual interests from securitization transactions at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows using expected loss and prepayment assumptions, discounted at a market yield. The fair value of these securities is determined by estimating the remaining value of future cash flows using future expected loss rates and prepayment assumptions, discounted at a market yield.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Realized gains and losses on investments are calculated on the specific-identification method and are recognized in the consolidated statements of operations in the period in which the investment is sold.

  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

     Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual term of the receivables. Origination fees, net of direct origination costs, are deferred and recognized as interest income using the level yield (interest) method over the contractual term of the receivable.

  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE HELD FOR SALE

     Real estate contracts and mortgage notes receivable held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or fair value, determined on an aggregate basis by major type of receivable. Gains or losses on such sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income during the period held for sale. Deferred net discounts and capitalized acquisition costs are recognized at the time the related receivables are sold to third-party investors or securitized through transfer to a trust.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125" (SFAS 140). The implementation of SFAS 140 on April 1, 2001 did not have a material impact on the Company's financial statements.

  REAL ESTATE HELD FOR SALE AND DEVELOPMENT

     Real estate held for sale and development is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through acquisition and foreclosure. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) carrying value (net unpaid receivable carrying value) at the date of foreclosure.

     Project costs, including interest, associated with the development of real estate are capitalized and included in the cost basis of the real estate. During the years ended September 30, 2001, 2000, and 1999, the Company capitalized interest of approximately $1.6 million, $1.1 million and $0.9 million, respectively.

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

  ALLOWANCE FOR LOSSES ON REAL ESTATE ASSETS

     The Company establishes allowances for losses on real estate contracts and mortgage notes receivable, including accrued interest, inherent in the portfolio at the balance sheet date based on historical foreclosure and loss experience.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The established allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of an impairment in value of the real property. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. The carrying value of a repossessed property is determined as of the date of repossession of the property. It is based on the lower of fair value or carrying value at the time the property was repossessed. The fair value is based on an appraisal by a licensed independent appraiser at the time of repossession. If expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is recognized. As a result of changes in the real estate markets in which these assets are located, it is reasonably possible that the carrying values could be reduced in the near term.

  OTHER RECEIVABLE INVESTMENTS

     Other receivable investments (primarily lottery prizes, annuities and structured settlements) are carried at the lower of amortized cost or net realizable value. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

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

  DEFERRED COSTS

     Deferred acquisition costs, consisting of commissions to agents and other insurance underwriting and annuity policy costs, are deferred. Cost for annuity contracts and life insurance policies are amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred acquisition costs is adjusted accordingly; such adjustments would be included in current operations. During the year ended September 30, 2001, the Company revised its gross profit estimate, which resulted in approximately $4.3 million increase in deferred acquisition costs with a corresponding decrease in the amortization of deferred acquisition costs. There were no significant adjustments to the gross profit estimates in 2000 or 1999.

     The amortization of deferred acquisition costs, which is based on the estimated gross profits of the underlying life and annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.

     Debenture issuance costs, including commissions to sales representatives and other issuance costs, are deferred. Commission costs are amortized over the expected average term of the related debenture bond, which ranges from 6 months to 5 years, using the interest method. Other debenture issuance costs are amortized over an average four year average term of the related debenture bond using a straight-line method.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  LAND, BUILDINGS AND EQUIPMENT

     Land, buildings and equipment are stated at cost. Buildings, improvements, furniture and equipment are depreciated using both straight-line and accelerated methods over their estimated useful lives which, for buildings and improvements, range from 5 to 40 years, and for furniture and equipment, range from 3 to 10 years. Repairs, maintenance and minor renewals are expensed as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations. Depreciation expense for the fiscal years ended September 30, 2001, 2000 and 1999 was approximately $4.1 million, $4.0 million and $4.3 million, respectively.

  COMPUTER SOFTWARE COSTS

     The Company capitalizes direct costs of enhancements to computer software operating systems acquired and modified for internal use to the extent that the functionality of the software is improved. Total capitalized enhancement costs net of related amortization were approximately $1.9 million and $3.0 million at September 30, 2001 and 2000, respectively. These costs are being amortized over 3- and 10-year periods, depending on the estimated useful life of the enhancement, using the straight-line method. Due to technological advancements, it is reasonably possible that the remaining estimated useful lives could change in the near term.

  MORTGAGE SERVICING RIGHTS

     At the closing of each securitization, the Company measures the servicing asset retained at the allocated previous carrying amount based on relative fair values. Subsequent valuations of the servicing rights are performed to determine if there has been any impairment to the asset. The amount of any impairment recognized is the amount by which the carrying amount of the servicing rights exceed their fair value. The Company calculates the fair value of the servicing rights by discounting the expected net cash flow from its servicing activity. The net cash flow is measured as the amount by which the expected revenues from contractually specified servicing fees, late charges, and other ancillary sources, including "float", exceeds the estimated cost of servicing the assets. When determining the expected cash flow, the Company estimates (i) the future rates of prepayments (ii) ancillary income and (iii) net cost of servicing. In April 2001, the Company sold its mortgage servicing rights. The transfer of servicing on three securitization pools were still pending certificate holder approval as of September 30, 2001. Accordingly, the related servicing rights have not been removed from the balance sheet.

  POLICY LOANS

     Policy loans are carried at the unpaid principal balance of the loans, and represent borrowings against the cash surrender value of in-force life insurance policies and annuity contracts. Policy loans bear interest at rates ranging from 6.00% to 8.00%. Life insurance policy loans may remain outstanding until the policy is surrendered. Annuity policy loans are generally due over terms ranging from five to fifteen years.

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near term.

  RECOGNITION OF INSURANCE PREMIUMS

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

  GUARANTY FUND ASSESSMENTS

     The Company's life insurance subsidiary is subject to insurance guaranty laws in the states in which it writes premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. At September 30, 2001, the Company had accrued an estimated liability of approximately $2.1 million for guaranty fund assessments for known insolvencies net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessment of known insolvencies, the guaranty fund liability could change in the near term.

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

     The Company is included in a consolidated federal income tax return with certain of its affiliates. The consolidating companies have executed a tax allocation agreement. Under the agreement, the Companies' income tax provisions are computed on a separate return basis and consolidated affiliates receive a reimbursement to the extent that their losses and other credits result in a reduction of the consolidated tax liability.

  HEDGING ACTIVITIES

     The Company is authorized by its Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio, potential trading situations and in anticipation of sales and securitizations of real estate contracts and other receivable investments. Futures transactions are intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. At September 30, 2000, the Company had open hedge positions on 275 futures contracts on U.S. Treasury notes with a notional value of approximately $55 million, resulting in deferred losses of approximately $0.2 million, which were used to hedge interest rate risk on real estate contracts and mortgage notes receivable that were held for sale. These hedges were closed in October 2000.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. As part of implementing SFAS No. 133, as amended, on October 1, 2000, the Company reclassified approximately $59.4 million of investments, with a fair value of $59.0 million, from held-to-maturity to available-for-sale.

  INTEREST RATE RISK

     The Company is subject to interest rate risk because most of its assets and liabilities are financial in nature. During the year ending September 30, 2002, approximately $28.6 million more of the Company's financial liabilities (primarily debentures and annuities) are expected to reprice than the Company's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments). In an declining interest rate environment, this factor will tend to increase earnings as liabilities will generally be repriced at lower rates of interest while financial assets maintain their existing rates of interest. Conversely, in a rising interest rate environment, this factor will tend to decrease earnings.

     Of the life insurance and annuity contracts scheduled to reprice or mature, approximately 31% are subject to surrender charges. These contracts have surrender charges that apply for as long as nine years, but with decreasing amounts during such term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Company to reprice its liabilities at lower market rates of interest. Depending on the remaining surrender charges, the Company has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Company may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio.

     The Company utilizes static gap analysis at the end of each quarter to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

     The 2000 and 1999 Consolidated Statements of Cash Flows have been reclassified to eliminate the non-cash effect of the receipt of certificates from previous securitizations. These non-cash transactions, which had previously been presented as cash transactions, have been reclassified to the Supplemental Disclosures for Statements of Cash Flows -- Note 18.

     Additionally, the 2000 and 1999 Parent Only Statement of Cash Flows have been reclassified to (1) eliminate the non-cash effect of the receipt of certificates from previous securitizations and (2) present equity in undistributed income of subsidiaries as cash flow from operating activities rather than cash flow from investing activities. The non-cash proceeds from securitization transactions, which had previously been presented as cash transactions, have been reclassified to the supplemental non-cash activities included in Parent Only Financial Statements -- Note 23.

  OTHER RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB 101 on July 1, 2001 did not have a material impact on the consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The Company has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Company's consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of this statement on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of ling-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently evaluating the impact of this statement on the Company's consolidated financial statements.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

2.  INVESTMENTS:

     A summary of cost and estimated fair values of investments at September 30, 2001 and 2000 is as follows:

                                                            2001
                                 -----------------------------------------------------------
                                                    GROSS         GROSS
                                    COST OR       UNREALIZED    UNREALIZED    ESTIMATED FAIR
                                 AMORTIZED COST     GAINS         LOSSES          VALUE
                                 --------------   ----------   ------------   --------------
TRADING
Mortgage- and asset-backed
  securities...................   $ 38,331,675    $2,502,149   $ (2,219,115)   $ 38,614,709
Equity securities..............      9,331,501       886,319              0      10,217,820
                                  ------------    ----------   ------------    ------------
Totals.........................   $ 47,663,176    $3,388,468   $ (2,219,115)   $ 48,832,529
                                  ============    ==========   ============    ============
AVAILABLE-FOR-SALE
Government-backed bonds........   $ 15,018,895    $  254,535   $          0    $ 15,273,430
Corporate bonds................     32,266,114     1,047,491       (953,550)     32,360,055
Mortgage- and asset-backed
  securities...................    250,062,901     3,699,867     (7,145,587)    246,617,181
                                  ------------    ----------   ------------    ------------
Total fixed maturities.........    297,347,910     5,001,893     (8,099,137)    294,250,666
Equity securities..............     13,851,173        57,634     (3,028,493)     10,880,314
Venture Capital/Limited
  Partnership..................      7,314,621             0       (642,223)      6,672,398
                                  ------------    ----------   ------------    ------------
Totals.........................   $318,513,704    $5,059,527   $(11,769,853)   $311,803,378
                                  ============    ==========   ============    ============

                                                           2000
                                 ---------------------------------------------------------
                                   COST OR        GROSS         GROSS
                                  AMORTIZED     UNREALIZED    UNREALIZED    ESTIMATED FAIR
                                    COSTS         GAINS         LOSSES          VALUES
                                 ------------   ----------   ------------   --------------
TRADING
Mortgage- and asset-backed
  securities...................  $ 49,230,063   $  668,311   $ (2,556,810)   $ 47,341,564
Equity securities..............    11,476,723    2,381,006       (146,455)     13,711,274
                                 ------------   ----------   ------------    ------------
Totals.........................  $ 60,706,786   $3,049,317   $ (2,703,265)   $ 61,052,838
                                 ============   ==========   ============    ============
AVAILABLE-FOR-SALE
Government-backed bonds........  $  6,311,152   $    6,071   $    (28,245)   $  6,288,978
Corporate bonds................    27,216,977      306,897       (729,509)     26,794,365
Mortgage- and asset-backed
  securities...................   184,281,796      868,398    (18,212,435)    166,937,759
                                 ------------   ----------   ------------    ------------
Total fixed maturities.........   217,809,925    1,181,366    (18,970,189)    200,021,102
Equity securities..............     2,745,492      207,549              0       2,953,041
Venture Capital/Limited
  Partnership..................     1,139,783            0        (32,283)      1,107,500
                                 ------------   ----------   ------------    ------------
Totals.........................  $221,695,200   $1,388,915   $(19,002,472)   $204,081,643
                                 ============   ==========   ============    ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

2.  INVESTMENTS (CONTINUED)




                                                           2000
                                 ---------------------------------------------------------
                                   COST OR        GROSS         GROSS
                                  AMORTIZED     UNREALIZED    UNREALIZED    ESTIMATED FAIR
                                    COSTS         GAINS         LOSSES          VALUES
                                 ------------   ----------   ------------   --------------
HELD-TO-MATURITY
Government-backed bonds........  $ 46,980,963   $  371,107   $ (1,406,085)   $ 45,945,985
Corporate bonds................       999,624                     (23,024)        976,600
Mortgage- and asset-backed
  securities...................    11,194,267      807,015       (119,759)     11,881,523
                                 ------------   ----------   ------------    ------------
Total fixed maturities.........    59,174,854    1,178,122     (1,548,868)     58,804,108
Equity securities..............       241,138            0            (14)        241,124
                                 ------------   ----------   ------------    ------------
Totals.........................  $ 59,415,992   $1,178,122   $ (1,548,882)   $ 59,045,232
                                 ============   ==========   ============    ============

     The principal amount of mortgage- and asset-backed securities with required principal or interest payments being in arrears for more than three months was approximately $3.2 million at September 30, 2001 and 2000.

     Proceeds from sales of available-for-sale securities during the years ended September 30, 2001, 2000 and 1999 were approximately $181.3 million, $18.3 million and $11.3 million, respectively, which resulted in gross realized gains of approximately $6.4 million, $1.4 million and $75,000 and gross realized losses of approximately $4.0 million, $0.2 million and $0 during each respective year.

     The net change in unrealized gains (losses) on trading securities, recorded in the statements of operations were approximately $0.8 million, $0.3 million and $($7.4) million during the years ended September 30, 2001, 2000 and 1999, respectively.

     During the years ended September 30, 2001 and 2000, the Company determined that certain "available-for-sale" securities, including residual interests from securitization transactions, had other than temporary impairments in value. Accordingly, the carrying values of the securities were decreased by approximately $8.7 million and $7.5 million through a charge to operations.

     The Company did not have any other than temporary adjustments during the year ended September 30, 1999.

     The carrying values of the following individual investments (excluding U.S. government bonds) held by the Company at September 30, 2001 and 2000, were in excess of ten percent of stockholders' equity.

ISSUER                                                          2001          2000
------                                                       -----------   -----------
Mortgage- and asset-backed securities:
  Metropolitan Asset Funding, Inc. ........................  $36,948,028   $51,510,630
  Metropolitan Mortgage Funding, Inc. .....................   11,490,845    28,992,110
  GreenTree Home Improvement...............................   10,171,264    23,499,690
  Metropolitan Trust I.....................................   17,550,184    22,388,712
  Conseco Finance..........................................    5,159,375    13,155,360
  Conti Mortgage Home Equity...............................                 11,996,800
  Saxon Asset Securities Trust.............................                  8,924,048
  Merrill Lynch Mortgage...................................                  6,176,100
  Secured Principal Trust..................................                  6,135,634

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

2.  INVESTMENTS (CONTINUED)




ISSUER                                                          2001          2000
------                                                       -----------   -----------
  Oakwood Mortgage Investors, Inc. ........................    5,905,313     5,463,900
  Pegasus Aviation Lease Securitization....................    4,943,063     5,314,061
  Countrywide Home Loans...................................   12,863,070
  Citicorp Mtg. Securities.................................   12,619,898
  Fannie Mae...............................................    9,705,550
  Team Fleet Financing Corp................................    7,789,630
  Continental Airlines.....................................    6,986,855
  First Horizon Asset Securities...........................    6,945,071
  PNC Mortgage Securities Corp.............................    5,977,583
  Federal Home Loan Banks..................................    5,964,212
  US Airways...............................................    5,298,538
  Comed Transitional Funding Trust.........................    5,220,313
  America West Airlines....................................    4,875,582
  Legal Settlement Trust...................................    4,707,897
  National Car Rental Financing............................    4,200,000
  Rental Car Finance Corp..................................    4,200,000
  First USA Credit Card....................................    4,154,375
  Americredit Automobile...................................    4,055,000
Equity securities:
  SPDR Trust Series 1......................................    7,060,144
Venture capital
  Koyah Leverage Partners partnership......................    6,521,059     7,094,836

     The amortized cost and estimated fair values of available-for-sale securities with fixed maturities at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            ESTIMATED FAIR
                                                           AMORTIZED COST       VALUE
                                                           --------------   --------------
Available-for-sale securities:
Due in one year or less..................................   $  2,122,008     $  2,159,773
Due after one year through five years....................     19,481,215       20,093,885
Due after five years and through ten years...............     17,722,314       17,250,445
Due after ten years......................................      7,959,472        8,129,382
                                                            ------------     ------------
  Total non mortgage and asset-backed securities.........     47,285,009       47,633,485
Mortgage- and asset backed securities....................    250,062,901      246,617,181
                                                            ------------     ------------
                                                            $297,347,910     $294,250,666
                                                            ============     ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

2.  INVESTMENTS (CONTINUED)



  RESIDUALS

     The activity related to certain mortgage-backed securities, which represent the Company's residual interests from securitization transactions, for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                  2001          2000           1999
                                               -----------   -----------   ------------
Carrying Value, beginning of year............  $31,964,085   $31,805,825   $ 24,471,211
Securities resecuritized.....................                         --    (17,842,015)
Securities retained..........................    1,824,057    11,524,279     22,346,212
Remittances..................................   (1,941,422)   (1,691,237)    (2,395,473)
Investment income............................    2,567,474     3,174,214      4,325,890
Fair market value adjustments................   (3,260,338)  (12,848,996)       900,000
                                               -----------   -----------   ------------
Carrying value, end of year..................  $31,153,856   $31,964,085   $ 31,805,825
                                               ===========   ===========   ============

     During the year ended September 30, 1999, the Company participated in a resecuritization of certain of its residual interests. The carrying value of the residual interests that were contributed by the Company was approximately $17.8 million. The residual interests were restructured and a class was created, which was assigned a credit rating.

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

     The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as "available-for-sale" securities. During the year ended September 30, 2001 and 2000, the Company determined that certain "available-for-sale" residuals had other than temporary declines in value. Accordingly, the carrying value of the securities were decreased by approximately $4.1 million and $7.5 million, respectively, representing the amount permanently impaired. These amounts have been recorded in the statements of operations as gains (losses) on investments, net. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

2.  INVESTMENTS (CONTINUED)



     At September 30, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

Fair value..................................................         31.4
Weighted-average lifes (in years)...........................   6.4 - 14.3
Prepayment speed assumptions................................    10% - 20%
Impact on fair value of 10% adverse change..................          2.1
Impact on fair value of 20% adverse change..................          4.0
Expected remaining default rate on original pool balance....  1.5% - 9.5%
Impact on fair value of 10% adverse change..................          1.9
Impact on fair value of 20% adverse change..................          3.8
Residual cash flow discount rates...........................          10%
Impact on fair value of 10% adverse change..................          2.0
Impact on fair value of 20% adverse change..................          3.8

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because of the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and higher foreclosure rates), which might magnify or counteract the sensitivities.

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The following table summarizes the actual and projected future losses as of September 30, 2001 for securitizations by year.

                                                               REAL ESTATE CONTRACTS
                                                                 AND MORTGAGE NOTES
                                                               RECEIVABLE SECURITIZED
                                                                     IN FISCAL
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
Actual to date..............................................   2.17     1.09     0.37
Projected...................................................   0.68     1.69     3.21
                                                               ----     ----     ----
Total.......................................................   2.85     2.78     3.58
                                                               ====     ====     ====

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

3.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

     The following is a reconciliation of the face value of real estate contracts and mortgage notes receivable (including those held for resale) to the Company's carrying value at September 30, 2001 and 2000.

                                                               2001           2000
                                                           ------------   ------------
Face value of 1-4 residential and other receivables......  $317,266,267   $396,767,867
Face value of originated commercial loans................   145,297,542     16,535,520
Undisbursed portion of originated commercial loans.......   (17,038,013)    (9,074,775)
Unrealized discounts, net of unamortized acquisition
  costs..................................................   (15,422,770)   (13,948,973)
Accrued interest receivable..............................     7,515,198      5,698,149
Allowance for losses.....................................   (11,241,981)   (10,739,811)
                                                           ------------   ------------
Carrying value...........................................  $426,376,243   $385,237,977
                                                           ============   ============

     At September 30, 2001, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $439.8 million (99% of its total portfolio) and junior position liens of approximately $5.7 million (1% of its total portfolio).

     Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. The Company's real estate contracts and mortgage notes receivable at September 30, 2001 and 2000 are collateralized by property concentrated in the following geographic areas:

                                                                          2001
                                                              ----------------------------
                                                              1-4 RESIDENTIAL   COMMERCIAL
                                                                 AND OTHER      ORIGINATED
                                                              ---------------   ----------
Pacific Northwest (Washington, Oregon, Idaho, Alaska and
  Montana)..................................................         33%             0%
Pacific Southwest (California, Arizona and Nevada)..........         24             46
Southwest (Texas and New Mexico)............................         13             13
Southeast (Florida, North Carolina, Georgia and South
  Carolina).................................................          9             22
North Atlantic (New York, New Jersey, Maryland,
  Pennsylvania, and Connecticut)............................          6              0
Other.......................................................         15             19
                                                                    ---            ---
                                                                    100%           100%
                                                                    ===            ===

                                                                          2000
                                                              ----------------------------
                                                              1-4 RESIDENTIAL   COMMERCIAL
                                                                 AND OTHER      ORIGINATED
                                                              ---------------   ----------
Pacific Northwest (Washington, Oregon, Idaho, Alaska and
  Montana)..................................................         32%             0%
Pacific Southwest (California, Arizona and Nevada)..........         25             37
Southwest (Texas and New Mexico)............................         12              0
Southeast (Florida, North Carolina, Georgia and South
  Carolina).................................................         10             63
North Atlantic (New York, New Jersey, Maryland,
  Pennsylvania, and Connecticut)............................          6              0
Other.......................................................         15              0
                                                                    ---            ---
                                                                    100%           100%
                                                                    ===            ===

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

3.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE (CONTINUED)

     The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect the Company's estimate of its allowance for losses associated with these receivables.

     The face value of the real estate contracts and mortgage notes receivable are grouped by the following dollar ranges:

                                                               2001           2000
                                                           ------------   ------------
1-4 RESIDENTIAL AND OTHER
  Under $50,000..........................................  $104,790,235   $119,173,563
  $50,000 to $100,000....................................    83,971,916     99,179,237
  Greater than $100,000..................................   128,504,116    178,415,067
                                                           ------------   ------------
                                                           $317,266,267   $396,767,867
                                                           ============   ============
COMMERCIAL ORIGINATED
  Under $5,000,000.......................................  $  5,262,384   $  7,460,745
  $5,000,000 to $10,000,000..............................   102,997,145              0
  Greater than $10,000,000...............................    20,000,000              0
                                                           ------------   ------------
                                                           $128,259,529   $  7,460,745
                                                           ------------   ------------

     Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 2001 and 2000 are as follows:

                                              2001                            2000
                                 ------------------------------   ----------------------------
                                 1-4 RESIDENTIAL    COMMERCIAL    1-4 RESIDENTIAL   COMMERCIAL
                                    AND OTHER       ORIGINATED       AND OTHER      ORIGINATED
                                 ---------------   ------------   ---------------   ----------
Less than 8.00%................   $ 49,232,223     $          0    $ 64,653,380     $        0
8.00% to 9.99%.................    124,136,765                0     154,997,309              0
10.00% to 11.99%...............    105,543,440                0     131,632,616              0
12.00% to 13.99%...............     34,386,823       84,053,934      42,000,735      7,460,745
14% or higher..................      3,967,016       44,205,595       3,483,828              0
                                  ------------     ------------    ------------     ----------
                                  $317,266,267     $128,259,529    $396,767,868     $7,460,745
                                  ============     ============    ============     ==========
Weighted average interest
  rate.........................            9.4%            13.3%            9.3%          13.0%
Weighted average yield.........           11.8%            14.3%           10.4%          17.8%
Delinquent.....................   $ 28,396,155     $  5,742,560    $ 26,400,000     $        0

     Less than 2% of the receivables are subject to variable interest rates. The principal amount of delinquent receivables are receivables with required principal or interest payments being in arrears for more than three months.

     Whole loans sales of receivables with net carrying values of approximately $42.0 million, $29.0 million and $55.7 million were sold without recourse to various financial institutions resulting in a loss of approximately $0.7 million during the year ended September 30, 2000 and gains of approximately $0.4 million and $60,000 during the years ended September 30, 2001 and 1999, respectively.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

3.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE (CONTINUED)

     Aggregate amounts of contractual maturities of receivables at their face value are as follows:

FISCAL YEAR                                  1-4 RESIDENTIAL    COMMERCIAL
ENDING SEPTEMBER 30,                            AND OTHER       ORIGINATED       TOTAL
--------------------                         ---------------   ------------   ------------
2002.......................................   $ 15,144,516     $ 35,336,935   $ 50,481,451
2003.......................................     17,609,544       51,923,290     69,532,834
2004.......................................     19,900,774        9,227,000     29,127,774
2005.......................................     15,714,067        5,000,000     20,714,067
2006.......................................     14,448,234       20,000,000     34,448,234
Thereafter.................................    234,449,132        6,772,304    241,221,436
                                              ------------     ------------   ------------
                                              $317,266,267     $128,259,529   $445,525,796
                                              ============     ============   ============

     Maturity dates range from 2001 to 2031. Actual maturities of receivables will likely differ from contractual maturities due to prepayments and defaults.

     The carrying values of receivables that were in excess of ten percent of stockholders' equity as of September 30, 2001 are as follows:

STATE                                                            2001
-----                                                         -----------
Colorado....................................................  $20,000,000
Georgia.....................................................    9,227,000
Texas.......................................................    9,085,230
Arizona.....................................................    8,959,375
Arizona.....................................................    7,941,000
Texas.......................................................    7,380,000
Nevada......................................................    7,295,300
California..................................................    7,135,000
California..................................................    7,000,000
California..................................................    7,000,000
California..................................................    6,721,760
Florida.....................................................    6,509,920
Florida.....................................................    6,500,000
Nevada......................................................    6,500,000
Washington..................................................    5,441,863
Colorado....................................................    5,000,000

     As of September 30, 2000 there were no receivables in excess of 10 percent of stockholders' equity.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

3.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE (CONTINUED)

     The following is a summary of the changes in the allowance for losses on real estate contracts and mortgage notes receivable for the years ended September 30, 2001, 2000 and 1999.

                                                             SEPTEMBER 30,
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Beginning balance.............................  $10,739,811   $ 6,855,606   $ 8,678,589
Provisions....................................    5,297,052     9,037,741     5,429,416
Charge-offs...................................   (4,794,882)   (5,153,536)   (7,252,399)
                                                -----------   -----------   -----------
Ending balance................................  $11,241,981   $10,739,811   $ 6,855,606
                                                ===========   ===========   ===========

     The Company establishes allowances for losses on real estate contracts and mortgage notes receivable, including accrued interest, inherent in the portfolio at the balance sheet date based on historical foreclosure and loss experience. During the year ended September 30, 2000, the Company adjusted its loss reserve assumptions based on historical experience. The increase in loss provisions reflects the changes in reserve assumptions.

4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR SALE:

     The Company acquires certain real estate contracts and mortgage notes receivable which may ultimately be sold or securitized.

     The Company entered into securitization transactions during the fiscal years ended September 30, 2000 and 1999 and completed a securitization prefunding during the fiscal year ended September 30, 2001. The Company participated in these securitization transactions with its subsidiaries and affiliates. These receivables were structured in classes by credit rating and transferred to a trust, which sold mortgage-backed securities to third parties. These securitizations were recorded as sales of receivables and gains, net of transaction expenses, and were recognized in the consolidated statements of operations as each class is sold.

     During the years ended September 30, 2001, 2000 and 1999, proceeds from securitization transactions were approximately $70.6 million, $592.3 million and $530.0 million, respectively, and resulted in gains of approximately $2.8 million, $14.6 million and $21.5 million, respectively. The gains realized during the years ended September 30, 2001, 2000 and 1999 included approximately $1.0 million, $8.7 million and $6.6 million, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pool.

     Of the receivables securitized, the Company has retained an investment in certain subordinate classes of the securities having an estimated fair value of approximately $97.1 million and $105.6 million at September 30, 2001 and 2000, respectively.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

5.  REAL ESTATE HELD FOR SALE AND DEVELOPMENT:

     A detail of the Company's real estate held for sale and development by region as of September 30, 2001 is as follows:

                                             SINGLE-      MULTI-
                                             FAMILY       FAMILY
REGION                          LAND        DWELLING     DWELLING   COMMERCIAL    CONDOMINIUM      TOTAL
------                       -----------   -----------   --------   -----------   -----------   -----------
Pacific Northwest..........  $44,393,437   $ 2,872,588              $17,736,633   $   80,790    $65,083,448
Pacific Southwest..........      769,184       274,160   $311,340                                 1,354,684
Southeast..................      482,891       432,094                1,310,830                   2,225,815
Southwest..................       95,789     1,446,632                  278,133      304,680      2,125,234
North Atlantic.............      159,501     1,541,437                1,183,893      492,277      3,377,108
Other......................    9,366,936     1,291,085    140,000        40,221      591,467     11,429,709
                             -----------   -----------   --------   -----------   ----------    -----------
Balances at September 30,
  2001.....................  $55,267,738   $ 7,857,996   $451,340   $20,549,710   $1,469,214    $85,595,998
                             ===========   ===========   ========   ===========   ==========    ===========
Balances at September 30,
  2000.....................  $42,082,874   $10,167,577   $318,135   $20,227,402   $1,348,254    $74,144,242
                             ===========   ===========   ========   ===========   ==========    ===========

     At September 30, 2001, the Company had approximately $67.5 million invested in real estate development projects and approximately $0.8 million in commitments for construction associated with these projects.

     The following is a summary of the changes in the allowance for losses on real estate held for sale for the years ended September 30, 2001, 2000 and 1999.

                                                             SEPTEMBER 30,
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Beginning balance.............................  $ 2,066,148   $ 2,462,466   $ 2,322,029
Provisions....................................    4,276,355     2,817,950     5,246,144
Charge-offs...................................   (2,681,256)   (3,214,268)   (5,105,707)
                                                -----------   -----------   -----------
Ending balance................................  $ 3,661,247   $ 2,066,148   $ 2,462,466
                                                ===========   ===========   ===========

     Loss provisions for real estate held for sale are calculated as the difference between the estimated fair value at the measurement date and the estimated net realizable value at the foreclosure date. At foreclosure, the carrying value of the real estate held for sale is adjusted to the lower of cost or net realizable value. Any subsequent reduction in the estimated net realizable value is charged to operations through provision for losses. The Company periodically evaluates its reserves to determine their adequacy.

6.  OTHER RECEIVABLE INVESTMENTS:

     Other receivable investments include various cash flow investments, primarily annuities and lottery prizes. Annuities are general obligations of the payor, which is generally an insurance company. Lottery prizes are general obligations of the insurance company or other entity making the lottery prize payments. Additionally, when the lottery prizes are from a state-run lottery, the lottery prizes are often backed by the general credit of the respective state.

     These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant yield on these receivables at

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

6.  OTHER RECEIVABLE INVESTMENTS (CONTINUED)

September 30, 2001 and 2000 was approximately 9.5% and 9.4%, respectively. Maturity dates range from 2001 to 2029.

     The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 2001 and 2000.

                                                               2001           2000
                                                           ------------   ------------
Face value of receivables................................  $252,559,547   $273,624,585
Unrealized discounts, net of unamortized acquisition
  costs..................................................   (76,454,781)   (84,973,474)
Allowance for losses.....................................    (2,267,996)    (2,244,155)
                                                           ------------   ------------
Carrying value...........................................  $173,836,770   $186,406,956
                                                           ============   ============

     The carrying value of other receivable investments that were more than 90 days delinquent as of September 30, 2001 and September 30, 2000 was $6.8 million and $5.0 million respectively.

     During the years ended September 30, 2001, 2000 and 1999, the Company sold or securitized approximately $4.1 million, $44.3 million and $47.1 million, respectively, of these receivables without recourse and recognized gains of approximately $0.3 million, $2.2 million and $3.0, respectively.

     The following other receivable investments, by issuer, were in excess of ten percent of stockholders' equity at September 30, 2001 and 2000.

ISSUER                                                          2001          2000
------                                                       -----------   -----------
WULA Trust Lotteries 99C...................................  $17,043,511   $18,535,581
California State Agency....................................   13,104,164    14,848,664
Colorado State Agency......................................   13,091,969    11,157,136
Arizona State Agency.......................................   12,769,931    12,905,621
WULA Trust Lotteries 97B...................................    9,795,236    11,094,950
Tri State Agency...........................................    5,967,365     6,416,619
New Jersey State Agency....................................    5,818,934     5,372,090
Connecticut State Agency...................................    5,684,075            --
WULA Trust Lottery Loans 97B...............................    5,452,316     6,358,216
New York State Agency......................................    4,995,647     6,569,151
Oregon State Agency........................................    4,132,739            --

     Aggregate amounts of contractual maturities of other receivable investments to be received at their face values are approximately as follows:

FISCAL YEAR
ENDING SEPTEMBER 30,
--------------------
2002........................................................  $ 43,866,852
2003........................................................    30,007,810
2004........................................................    28,665,710
2005........................................................    25,471,847
2006........................................................    22,249,461
Thereafter..................................................   102,297,867
                                                              ------------
                                                              $252,559,547
                                                              ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

6.  OTHER RECEIVABLE INVESTMENTS (CONTINUED)

     The following is an analysis of the allowance for losses on other receivable investments for the year ended September 30, 2001 and 2000.

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
Beginning balance...........................................  $ 2,244,155   $       --
Provisions..................................................    2,218,368    3,032,897
  Charge-offs...............................................   (2,194,527)    (788,742)
                                                              -----------   ----------
Ending balance..............................................  $ 2,267,996   $2,244,155
                                                              ===========   ==========

     During the year ended September 30, 2000, a loss allowance for other receivable investments was established as the Company began to originate finance leases. Additionally, the Company established a loss reserve on its investments in annuity and structured settlement cashflows as the industry has recently focused on State and Federal collection laws and their applicability to delinquent annuity and structured settlement payments.

7.  DEFERRED COSTS:

     An analysis of deferred costs related to policy acquisition and debenture issuance for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                 POLICY       DEBENTURE
                                              ACQUISITION     ISSUANCE        TOTAL
                                              ------------   -----------   ------------
BALANCE AT OCTOBER 1, 1998..................  $ 67,167,185   $ 4,095,304   $ 71,262,489
  Deferred during the year..................     5,596,568     2,045,137      7,641,705
  Amortized during the year.................   (11,000,000)   (1,564,608)   (12,564,608)
                                              ------------   -----------   ------------
BALANCE AT SEPTEMBER 30, 1999...............    61,763,753     4,575,833     66,339,586
  Deferred during the year..................     9,049,531     4,478,242     13,527,773
  Amortized during the year.................   (12,600,000)   (1,970,870)   (14,570,870)
                                              ------------   -----------   ------------
BALANCE AT SEPTEMBER 30, 2000...............    58,213,284     7,083,205     65,296,489
  Deferred during the year..................     9,961,169     3,060,017     13,021,186
  Amortized during the year.................    (8,950,000)   (2,612,557)   (11,562,557)
                                              ------------   -----------   ------------
BALANCE AT SEPTEMBER 30, 2001...............  $ 59,224,453   $ 7,530,665   $ 66,755,118
                                              ============   ===========   ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

8.  LAND, BUILDINGS AND EQUIPMENT:

     Land, buildings, equipment and related accumulated depreciation at September 30, 2001 and 2000 consisted of the following:

                                                               2001           2000
                                                           ------------   ------------
Land.....................................................  $  3,879,640   $  2,778,274
Buildings and improvements...............................    21,941,506     21,797,172
Furniture and equipment..................................    18,344,441     17,682,183
Equipment under lease....................................     4,025,209      6,421,296
                                                           ------------   ------------
                                                             48,190,796     48,678,925
Less accumulated depreciation............................   (18,779,373)   (16,164,721)
                                                           ------------   ------------
                                                           $ 29,411,423   $ 32,514,204
                                                           ============   ============

9.  MORTGAGE SERVICING RIGHTS:

     The following is an analysis of the mortgage servicing rights activity for the years ended September 30, 2001, 2000 and 1999:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Beginning balance.............................  $14,821,575   $10,898,621   $ 6,292,375
Additions.....................................    1,046,116     8,665,876     6,668,524
Amortization..................................   (1,192,355)   (3,435,964)   (2,062,278)
Basis sold....................................   (7,497,943)           --            --
Cashflow retained.............................   (3,183,297)           --            --
Valuation adjustments.........................           --    (1,306,958)           --
                                                -----------   -----------   -----------
Ending balance................................  $ 3,994,096   $14,821,575   $10,898,621
                                                ===========   ===========   ===========

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

     In April 2001, the Company sold its mortgage servicing rights. The transfer of servicing on three securitization pools were still pending certificate holder approval as of September 30, 2001. The Company received final certificate holder approval on two of the remaining securitization pools in November 2001. In

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

9.  MORTGAGE SERVICING RIGHTS (CONTINUED)

the interim period, the Company has entered into an agreement with the purchaser where the purchaser will act as a subservicer on the securitization pools pending final certificate holder approval. Accordingly, the related servicing rights have not been removed from the balance sheet. The proceeds that the Company received on the sales pending certificate holder approval have been recorded as a servicing liability under accounts payable and accrued expenses in the balance sheet. Additionally, as part of the sale, the Company entered into an agreement with the purchaser whereby the prepayment penalties collected by the purchaser will continue to be paid to the Company. This retained cashflow has been reclassified to other assets on the balance sheet.

10.  LIFE INSURANCE AND ANNUITY RESERVES:

     Life insurance and annuity reserves are based upon contractual amounts due to the policyholder, including credited interest. Annuity contract interest rates ranged from 3.75% to 9.95%, 4.65% to 10.25% and 4.45% to 9.85% during the years ended September 30, 2001, 2000 and 1999, respectively. Interest assumptions used to compute life insurance reserves ranged from 4.5% to 6.5% during each of the years ended September 30, 2001, 2000 and 1999.

     The Company's life insurance subsidiary has ceded a portion of certain life insurance risks, annuity reserves and the related premiums to other companies, including OSL, an affiliate. Such reinsurance permits recovery of losses from reinsurers although it does not discharge the primary liability of the Company as direct insurer of the risk reinsured.

     The following is a summary of reinsurance transactions ceded to OSL and other reinsurers as of and for the years ended September 30, 2001, 2000 and 1999:

                                                            CEDED TO     CEDED TO
                                          DIRECT AMOUNT       OSL         OTHERS     NET AMOUNT
                                          -------------   ------------   --------   ------------
AS OF AND FOR THE YEAR ENDED SEPTEMBER
  30, 2001:
  Insurance and annuity premiums........  $241,592,209    $    694,544   $361,995   $240,535,670
                                          ============    ============   ========   ============
  Insurance policy and annuity
     benefits...........................  $211,642,826    $  9,115,927   $635,660   $201,891,239
                                          ============    ============   ========   ============
  Life insurance and annuity reserves...  $971,216,178    $109,459,087   $148,938   $861,608,153
                                          ============    ============   ========   ============
AS OF AND FOR THE YEAR ENDED SEPTEMBER
  30, 2000:
  Insurance and annuity premiums........  $202,911,484    $ 27,434,956   $316,978   $175,159,550
                                          ============    ============   ========   ============
  Insurance policy and annuity
     benefits...........................  $258,067,904    $ 18,743,525   $ 37,706   $239,286,673
                                          ============    ============   ========   ============
  Life insurance and annuity reserves...  $886,510,121    $111,217,445   $160,886   $775,131,790
                                          ============    ============   ========   ============
AS OF AND FOR THE YEAR ENDED SEPTEMBER
  30, 1999:
  Insurance and annuity premiums........  $140,403,612    $ 44,746,374   $329,399   $ 95,327,839
                                          ============    ============   ========   ============
  Insurance policy and annuity
     benefits...........................  $148,665,621    $  5,299,091   $152,233   $143,214,297
                                          ============    ============   ========   ============
  Life insurance and annuity reserves...  $893,144,042    $ 97,232,653   $167,334   $795,744,055
                                          ============    ============   ========   ============

     The Company is contingently liable for claims on ceded life insurance business in the event the reinsuring companies do not meet their obligations under those reinsurance agreements. The Company evaluates the

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

10.  LIFE INSURANCE AND ANNUITY RESERVES (CONTINUED)

financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

11.  DEBENTURE BONDS:

     The Company has registered $100.0 million of Series III and Series III-A Debenture Bonds, of which a face amount of approximately $61.4 million was unissued at September 30, 2001. This current registration expires on April 30, 2002. Additionally, in December 1999, the Company successfully completed a $25 million publicly traded note offering listed with the Pacific Exchange.

     At September 30, 2001 and 2000, debenture bonds consisted of the following:

ANNUAL INTEREST RATES                                          2001           2000
---------------------                                      ------------   ------------
6% to 7%.................................................  $  7,486,000   $  7,097,000
7% to 8%.................................................    39,780,000     41,054,000
8% to 9%.................................................   136,943,000    108,497,000
9% to 10%................................................    86,978,000     62,570,000
10% to 11%...............................................             0          9,000
                                                           ------------   ------------
                                                            271,187,000    219,227,000
Compound and accrued interest............................    29,180,995     19,607,850
                                                           ------------   ------------
                                                           $300,367,995   $238,834,850
                                                           ============   ============

     The weighted-average interest rate on outstanding debentures was approximately 8.3% and 8.2% at September 30, 2001 and 2000.

     Debenture bonds (including principal and compound and accrued interest) mature as follows:

FISCAL YEAR
ENDING SEPTEMBER 30,
--------------------
2002........................................................  $ 48,371,995
2003........................................................    41,133,000
2004........................................................    39,068,000
2005........................................................    96,302,000
2006........................................................    58,658,000
Thereafter..................................................    16,835,000
                                                              ------------
                                                              $300,367,995
                                                              ============

12.  ADVANCES UNDER LINE OF CREDIT:

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

13.  DEBT PAYABLE:

     At September 30, 2001 and 2000, debt payable consisted of the following:

                                                                2001          2000
                                                             -----------   -----------
Note payable to Federal Home Loan Bank of Seattle, interest
  rates ranging from 6.95% to 7.48%; maturity dates ranging
  from March 2005 to March 2015; collateralized by $83.6
  million of various securities............................  $22,000,000
Note payable to Federal Home Loan Bank of Seattle, interest
  rates ranging from 6.95% to 7.48%; maturity dates ranging
  from October 2000 to March 2015; collateralized by $78.9
  million of various securities............................                $23,500,000
Note payable to IDS Life Insurance Company, interest at
  7.04% per annum; due August 1, 2019; collateralized by
  Metropolitan Financial Center located in Spokane,
  Washington...............................................   11,587,853    11,785,875
Note payable to Old Standard Life Insurance Company,
  interest at 10.5% per annum; due June 30, 2005;
  collateralized by commercial land located in Pasco,
  Washington...............................................    4,403,516     4,500,000
Real estate contracts and mortgage notes payable, interest
  rates ranging from 5.0% to 11.6%, due in installments
  through 2026; collateralized by senior liens on certain
  of the Company's real estate contracts, mortgage notes
  and real estate held for sale............................    1,492,258     1,759,137
Accrued interest payable...................................      144,890       161,051
                                                             -----------   -----------
                                                             $39,628,517   $41,706,063
                                                             ===========   ===========

     Aggregate amounts of principal and accrued interest payments due on debt payable are as follows:

FISCAL YEAR
ENDING SEPTEMBER 30,
--------------------
2002........................................................  $   677,210
2003........................................................      344,855
2004........................................................      443,509
2005........................................................   12,786,956
2006........................................................      493,909
Thereafter..................................................   24,882,078
                                                              -----------
                                                              $39,628,517
                                                              ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

14.  INCOME TAXES:

     The Company files a consolidated federal income tax return with all of its subsidiaries.

     The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2001 and 2000 are as follows:

                                                                2001          2000
                                                            ------------   -----------
ASSETS:
  Net operating loss carryforwards........................  $ 32,558,495   $13,730,808
  Life insurance and annuity reserves.....................     2,467,544     5,829,985
  Investments marked to market............................     3,323,342     8,670,826
  Allowance for losses on real estate assets..............     4,958,036     3,380,093
  Tax credit carryforwards................................       666,023     2,240,403
  Allowances for repossessed real estate..................     1,561,575       545,395
  Guaranty fund liability.................................       726,157       737,965
  Accrued vacation........................................       307,943       472,811
                                                            ------------   -----------
                                                              46,569,115    35,608,286
                                                            ------------   -----------
  Less valuation allowance................................            --    14,000,000
                                                            ------------   -----------
LIABILITIES:
  Deferred policy acquisition costs.......................    19,895,546    19,450,580
  Contract acquisition costs and discount yield
     recognition..........................................     3,087,071     4,303,691
  Office properties and equipment.........................       747,215     1,842,945
  Other investments.......................................       527,703       921,738
  Other...................................................     1,417,505       223,176
                                                            ------------   -----------
                                                              25,675,040    26,742,130
                                                            ------------   -----------
  Net deferred income taxes (benefit).....................  $(20,894,075)  $ 5,133,844
                                                            ============   ===========

     During the year ended September 30, 2000, the Company had provided a valuation allowance for certain of its deferred tax assets due to uncertainty of recoverability. During the year ended September 30, 2001, circumstances surrounding the deferred tax assets changed such that the allowance was no longer deemed necessary; consequently the allowances was eliminated.

     Following is a reconciliation of the provision for income taxes to an amount as computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 2001, 2000 and 1999:

                                                  2001                2000                 1999
                                           ------------------   -----------------   -------------------
Federal income tax at statutory rate.....  $(12,232,618)   35%  $(4,092,063)   35%  $  1,405,495    35%
Loss carryforwards generated from
  investments............................   (14,000,000)   40            --    --    (13,997,187)  (348)
State taxes and other....................      (111,597)   --        (1,233)   --         14,245     --
                                           ------------   ---   -----------   ---   ------------   ----
Income tax (benefit) provision...........  $(26,344,215)   75%  $(4,093,296)   35%  $(12,577,447)  (313)%
                                           ============   ===   ===========   ===   ============   ====

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

14.  INCOME TAXES (CONTINUED)

     The components of the income tax provision (benefit) for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                  2001          2000           1999
                                              ------------   -----------   ------------
Current.....................................  $  3,347,540   $   346,505   $ (5,398,149)
Deferred....................................   (29,691,755)   (4,439,801)    (7,179,298)
                                              ------------   -----------   ------------
                                              $(26,344,215)  $(4,093,296)  $(12,577,447)
                                              ============   ===========   ============

     At September 30, 2001, the Company and its subsidiaries had unused net operating loss carryforwards, for income tax purposes, as follows:

                                                              NET OPERATING
EXPIRING IN                                                      LOSSES
-----------                                                   -------------
2006........................................................   $ 3,670,384
2007........................................................     6,651,884
2008........................................................       945,516
2019........................................................    11,138,534
2020........................................................    13,865,289
2021........................................................    56,752,664
                                                               -----------
                                                               $93,024,271
                                                               ===========

15.  COMMITMENTS AND CONTINGENCIES:

     The company leases equipment under operating leases with remaining lives on most leases ranging from six months to 4 years. Aggregate rental expense paid for all operating leases for the three years ended September 30, 2001, 2000 and 1999 was approximately $1.2 million, $1.1 million and $0.7 million, respectively. As of September 30, 2001, future minimum rental payments under noncancelable operating leases for equipment consisted of the following:

FISCAL YEAR
ENDING SEPTEMBER 30,
--------------------
2002........................................................  $  761,881
2003........................................................     416,524
2004........................................................      44,720
                                                              ----------
                                                              $1,223,125
                                                              ==========

     During the fiscal year ended September 30, 2000, the Company began self-insuring for certain losses relating to employee medical benefits. The Company has purchased stop-loss coverage that limits its exposure on individual claims to $75,000. Accrual of self-insured losses are based upon the Company's historical experience.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

16.  STOCKHOLDERS' EQUITY:

     A summary of preferred and common shares at September 30, 2001 and 2000 is as follows:

                                                 ISSUED AND OUTSTANDING SHARES
                                       --------------------------------------------------
                                                2001                       2000
                          AUTHORIZED   -----------------------   ------------------------
                            SHARES      SHARES       AMOUNT        SHARES       AMOUNT
                          ----------   ---------   -----------   ----------   -----------
Preferred Stock
  Series A..............     750,000          --   $        --           --   $        --
  Series B..............     200,000          --            --           --            --
  Series C..............   1,000,000     256,499     2,564,993      342,289     3,422,895
  Series D..............   1,375,000     315,860     3,158,602      456,418     4,564,184
  Series E..............   5,000,000     888,054     8,880,539    1,030,400    10,304,004
  Series G..............   2,000,000       5,100        51,004
  Series H..............   3,000,000       2,960        29,598
                          ----------   ---------   -----------   ----------   -----------
                          13,325,000   1,468,473   $14,684,736    1,829,107   $18,291,083
                          ----------   ---------   -----------   ----------   -----------
Common Stock
  Class A...............         222          97   $   218,250           97   $   218,250
  Class B...............         222                                     --            --
                          ----------   ---------   -----------   ----------   -----------
                                 444          97   $   218,250           97   $   218,250
                          ----------   ---------   -----------   ----------   -----------
Subordinate Preferred
  Stock.................   1,000,000          --   $        --           --   $        --
                          ----------   ---------   -----------   ----------   -----------

     The Series E preferred stock has been issued in the following sub-series:

                                                 ISSUED AND OUTSTANDING SHARES
                                         ----------------------------------------------
                                                 2001                    2000
                                         --------------------   -----------------------
                                         SHARES      AMOUNT      SHARES       AMOUNT
                                         -------   ----------   ---------   -----------
Series E-1.............................  471,547   $4,715,475     539,141   $ 5,391,410
Series E-2.............................   34,924      349,237      41,920       419,199
Series E-3.............................   84,479      844,786     101,528     1,015,284
Series E-4.............................   49,457      494,565      58,341       583,407
Series E-5.............................    9,126       91,264      12,497       124,963
Series E-6.............................   69,302      693,023      89,576       895,769
Series E-7.............................  169,219    1,692,189     187,397     1,873,972
                                         -------   ----------   ---------   -----------
                                         888,054   $8,880,539   1,030,400   $10,304,004
                                         =======   ==========   =========   ===========

  PREFERRED STOCK

     Series A preferred stock has a par value of $1 per share, is cumulative and the holders thereof are entitled to receive dividends at the annual rate of 8.5%. Series B preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at the annual rate of two percentage points over the rate payable on six-month U.S. Treasury Bills as determined by the Treasury Bill auction last preceding the monthly dividend declaration. Series C, D and E-1 preferred stock are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the highest of the "Treasury Bill Rate," the "Ten Year Constant Maturity Rate" or the "Twenty Year Constant Maturity Rate" determined immediately prior to the declaration date. The Board of Directors may, at its sole option, declare a higher dividend rate; however,

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

16.  STOCKHOLDERS' EQUITY (CONTINUED)

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

  SUBORDINATE PREFERRED STOCK

     Subordinate preferred shares, no par value, shall be entitled to receive dividends as authorized by the Board of Directors, provided that such dividend rights are subordinate and junior to all series of preferred stock. Subordinate preferred shares shall be entitled to distributions in liquidation in such priority as established by the Board of Directors prior to the issuance of any such shares. These liquidation rights shall at all times be subordinate and junior to all series of preferred stock. At September 30, 2001, 2000 and 1999, no subordinate preferred stock had been issued.

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

     Dividend restrictions are imposed by regulatory authorities on the insurance subsidiary in which the Company has a 97.8% stock ownership interest. Dividends can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of the Company, but excludes surplus arising from unrealized capital gains or a revaluation of assets.

17.  STATUTORY ACCOUNTING:

     The Company's life insurance subsidiary is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Selected statutory and GAAP financial

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

17.  STATUTORY ACCOUNTING (CONTINUED)

statement balances for the life insurance subsidiary as of and for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                             STATUTORY        GAAP
                                                            -----------   ------------
Capital and surplus/stockholders' equity:
  2001....................................................  $73,520,668   $137,350,793
  2000....................................................   61,444,898     99,528,648
  1999....................................................   58,438,906     93,370,941
Net income (loss):
  2001....................................................  $  (120,616)  $ 17,672,982
  2000....................................................    5,385,593      4,387,459
  1999....................................................    6,034,832     12,155,891
Unassigned statutory surplus and retained earnings:
  2001....................................................  $ 9,006,103   $ 75,181,021
  2000....................................................   14,489,898     61,448,289
  1999....................................................   11,483,906     60,076,236

     The National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The adoption of the Codification guidance on January 1, 2001 resulted in a $1.6 million charge to the Company's statutory basis capital and surplus. State regulatory authorities also impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At September 30, 2001, the Company's statutory-basis surplus exceeded the RBC requirements.

     Statutory Statements of Accounting Principles No. 37, Mortgage Loans, requires that all costs incurred in connection with originating a loan, acquiring purchased loans or committing to purchase loans be charged to expense as incurred. The Washington State Insurance Department has granted the Company a permitted accounting practice that differs from NAIC statutory accounting practices. The permitted practice allows the Company to capitalize and amortize certain costs, including underwriting fee charges paid to its parent, incurred in connection with acquiring purchased loans through March 31, 1998, except that all such costs shall be amortized into investment income no later than December 31, 2004. At September 30, 2001, the permitted practice has resulted in an increase in statutory surplus of approximately $5.7 million.

18.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

     The following table summarizes interest costs, net of amounts capitalized and income taxes paid (refunded) during the years ended September 30, 2001, 2000 and 1999:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Interest, net of amounts capitalized..........  $15,912,399   $32,135,073   $22,655,533
Income taxes paid (refunded)..................      (80,603)   (1,369,430)     (222,159)

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

18.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS (CONTINUED)



     Non-cash investing and financing activities of the Company during the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Loans to facilitate the sale of real estate
  held........................................  $   575,590   $10,814,668   $ 7,575,241
Loans to facilitate the sale of other
  receivable investments......................           --    10,900,800            --
Transfers between annuity products............   92,705,437    85,116,027    34,371,559
Real estate held for sale and development
  acquired through foreclosure................   17,858,078    19,886,147    26,224,220
Assumption of other debt payable in connection
  with the acquisition of real estate
  contracts and mortgage notes................      421,482       301,069       530,233
Unrealized gains (losses) arising during
  period, net.................................    3,342,225    (7,306,644)   (2,909,485)
Transfer of investments from trading portfolio
  to available-for-sale portfolio.............   18,213,101            --    46,316,206
Transfer of investments from held-to-maturity
  portfolio to available-for-sale portfolio...   59,415,992            --            --
Securities and mortgage servicing rights
  retained from securitizations...............    2,964,809    58,336,436    61,620,697

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

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

19.  BUSINESS SEGMENT REPORTING (CONTINUED)

     Information about the Company's separate business segments and in total as of and for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                                  PROPERTY     INTERSEGMENT
                                  INVESTING       INSURANCE      DEVELOPMENT   ELIMINATIONS        TOTAL
                                 ------------   --------------   -----------   -------------   --------------
September 30, 2001:
  Revenues.....................  $ 22,090,617   $  102,285,010   $ 3,252,794   $  (8,515,602)  $  119,112,819
  Income (loss) from
    operations.................   (48,914,985)      13,779,982       184,668              --      (34,950,335)
  Identifiable assets, net.....   207,612,227    1,144,579,418    68,081,517     (26,145,348)   1,394,127,814
  Depreciation and
    amortization...............     3,791,124          314,400     1,099,398              --        5,204,922
  Capital expenditures.........       659,331        1,239,171            --              --        1,898,502
September 30, 2000:
  Revenues.....................  $ 68,337,656   $  100,731,881   $11,371,595   $  (9,019,340)  $  171,421,792
  Income (loss) from
    operations.................   (15,311,432)       2,717,529       902,296              --      (11,691,607)
  Identifiable assets, net.....   327,088,223    1,015,465,069    57,138,351    (146,759,005)   1,252,932,638
  Depreciation and
    amortization...............     3,635,404          335,511     1,150,600              --        5,121,515
  Capital expenditures.........     8,625,757          198,612            --              --        8,824,369
September 30, 1999:
  Revenues.....................  $ 63,119,408   $   95,541,952   $17,521,219   $ (11,174,369)  $  165,008,210
  Income (loss) from
    operations.................     4,956,942          661,264    (1,602,514)             --        4,015,692
  Identifiable assets, net.....   389,165,927    1,045,174,888    62,746,457    (168,730,766)   1,328,356,506
  Depreciation and
    amortization...............     2,279,849          517,543     2,556,325              --        5,353,717
  Capital expenditures.........     2,112,303          102,116            --              --        2,214,419

20.  RELATED-PARTY TRANSACTIONS:

     During the years ended September 30, 2001, 2000 and 1999, the Company had the following related-party transactions with Summit Securities, Inc. ("Summit") and other affiliates due to common control of C. Paul Sandifur, Jr.

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Real estate contracts and mortgage notes
  receivable and other receivable investments
  sold to Summit, OSL and Old West Annuity &
  Life Insurance Company ("OWAL").............  $15,228,343   $32,874,576   $47,063,832
Receivable acquisition fees charged to Summit,
  OSL and OWAL on sale of real estate
  contracts and mortgage notes receivable and
  other receivable investments................      924,751       111,090       395,856
Real estate contracts and mortgage notes
  receivable and other receivable investments
  purchased from Summit or its affiliates.....           --     8,910,886    56,587,031
Sale of residual interest in securitization to
  Summit......................................           --     1,196,701            --
Ceding of annuity products to OSL, net........    8,421,383    (8,691,431)  (39,447,283)
Annuity servicing fees charged to OSL.........      441,703       374,964       331,202
Ceding commissions charged to OSL.............       74,737     1,479,000     2,300,000

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

20.  RELATED-PARTY TRANSACTIONS (CONTINUED)


                                                   2001          2000          1999
                                                -----------   -----------   -----------
Service fees paid to Summit Property
  Development.................................    1,144,281     1,974,994     1,911,112
Commissions and service fees paid to
  Metropolitan Investment Securities, Inc.....    3,022,199     4,717,219     1,786,408
Dividends paid to Summit on stock
  investments.................................      205,693       217,067       207,589
Servicing and collection fees charged by
  Metwest to Summit and its affiliates........    1,113,909       403,573       490,726
Administrative services charged by
  Metropolitan to Summit and its affiliates...    4,661,305       480,682       662,274
Net change in notes payable to Summit and
  OSL.........................................      (96,484)   (8,007,289)    9,947,289
Net change in notes receivable from Summit               --    10,900,800            --
Interest paid (received) on notes payable to
  (receivable from) Summit and OSL............     (617,580)    1,190,359       734,126

     At September 30, 2001 and 2000, the Company had net receivables due from affiliates of $3.5 million and $50,229, respectively. At September 30, 2001, the outstanding note receivable from Summit was approximately $10.9 million. At September 30, 2001 and 2000, the outstanding note payable balance to OSL was approximately $4.4 million and $4.5 million, respectively.

     The Company provides management, receivable acquisition and receivable collections services to Summit OSL and OWAL for a fee pursuant to the terms of the Management, Receivable Acquisition and Servicing Agreement. The receivable acquisition fees for Summit and OSL are based upon yield requirements established by management of Summit and OSL. The Company charges, as its receivable acquisition service fee, the difference between the yield requirement and the yield which Summit and OSL actually negotiated when the receivable is acquired. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice.

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

     The Company provides accounting, data processing, contract servicing and other administrative services to Summit, OSL and OWAL. During the year ended September 30, 2001, the Company entered into an agreement with Summit, OSL and OWAL to change the allocation of the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of its affiliates and its subsidiaries.

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

     MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Metropolitan and of Summit. The commission rate charged by MIS

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

20.  RELATED-PARTY TRANSACTIONS (CONTINUED)

depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment.

     Western has entered into a reinsurance agreement with OSL, which became effective July 1, 1998 and remained in effect at September 30, 2001. Under this agreement, Western may reinsure with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although each may stop and restart at their discretion upon providing a 30-day advance written notice. Western receives an annual fee of 40 basis points on the cash value of the reinsured policies from OSL for servicing the reinsured policies.

     During the year ended September 30, 2000, the Company sold a participation in certain structured settlement and lease equipment receivables to Summit at estimated fair value. Proceeds from the structured settlement sale of $8.1 million resulted in a gain of approximately $1.6 million while proceeds from the lease equipment receivable sale of approximately $5.5 million resulted in a gain of approximately $0.4 million. The proceeds were financed in part by a $10.9 million note receivable with the participated receivables pledged as collateral.

     Additionally, during the year ended September 30, 2000, the Company sold an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii to Summit at estimated fair value using a discount rate of 12%. The proceeds of $13.2 million resulted in a gain of $10.7 million.

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

          Publicly Traded Investment Securities -- Fair value is determined by quoted market prices.

          Non-Publicly Traded Investment Securities -- Fair value is derived from quoted market prices for securities with similar characteristics and risks or is estimated based upon expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities.

          Real Estate Contracts and Mortgage Notes Receivable -- For receivables (excluding accrued interest receivable), fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data. The discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the loan.

          Other Receivable Investments -- The fair value of other receivable investments is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

          Reinsurance Receivables -- The fair value of reinsurance receivables approximates the carrying value because the majority of the life insurance and annuity policies reinsured provide for variable rates of interest.

          Mortgage Servicing Rights -- The fair value of mortgage servicing rights is based on the discounted value of contractual servicing income using estimated prepayment rates of the related serviced receivables.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)



          Life Insurance and Annuity Reserves -- The fair value of annuity reserves approximates the carrying value because the majority of the life insurance and annuity policies provide for variable rates of interest.

          Debenture Bonds and Debt Payable -- The fair value of debenture bonds and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

          Debt Payable -- The fair value of debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

          Advances Under Line of Credit -- The fair value approximates the carrying value because the advances have variable rates of interest.

     The estimated fair values of the following financial instruments as of September 30, 2001 and 2000 are as follows:

                                           2001                         2000
                                 -------------------------   ---------------------------
                                  CARRYING                     CARRYING
                                   AMOUNTS     FAIR VALUE      AMOUNTS       FAIR VALUE
                                 -----------   -----------   ------------   ------------
Financial assets:
  Cash and cash equivalents....  $68,019,397   $68,019,397   $  2,664,035   $  2,664,035
  Investments:
     Trading securities........   48,832,529    48,832,529     61,052,838     61,052,838
     Available-for-sale
       securities..............  311,803,378   311,803,378    204,081,643    204,081,643
     Held-to-maturity
       securities..............           --            --     59,415,992     59,045,232
  Real estate contracts and
     mortgage notes receivable
     (including futures
     contracts used for hedging
     purposes).................  430,103,026   464,090,589    390,279,639    402,010,197
  Other receivable
     investments...............  176,104,766   195,807,194    188,651,111    181,501,541
  Reinsurance receivable.......  109,608,025   109,608,025    111,378,331    111,378,331
  Mortgage servicing rights....    3,994,096     3,994,096     14,821,575     15,409,293
Financial liabilities:
  Life insurance and annuity
     reserves..................  971,216,178   971,216,178    886,510,121    886,510,121
  Debenture bonds -- principal
     and compound interest.....  296,596,304   299,605,362    235,894,640    232,401,512
  Debt payable -- principal....   39,483,627    41,733,763     41,545,012     42,121,474
  Advances under line of
     credit....................           --            --      7,805,520      7,805,520

          Limitations -- The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

22.  EMPLOYEE BENEFIT PLANS:

     The Company sponsors a Retirement Savings Plan (the "Plan"), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 18 upon completion of six months of service in which he or she has completed 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages.

     Prior to January 1, 1999, if the Employer had a net profit for the fiscal year ending within a calendar year, a match equal to 50% of pre-tax contributions up to 6% of the participant's compensation, was credited to the account of each active participant on December 31. Effective January 1, 1999, the plan was amended to modify the employer match to a discretionary matching contribution equal to a uniform percentage of the amount of the participant contribution, up to 6% of the participant's annual compensation. The uniform percentage is to be determined annually by the Company. The Employer may also make an additional discretionary contribution during any plan year. The Company's contributions to the Plan were approximately $0, $450,000 and $354,000 during the years ended September 30, 2001, 2000 and 1999, respectively.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

23.  PARENT COMPANY ONLY FINANCIAL STATEMENTS:

     The condensed balance sheets of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan" or the "parent company") at September 30, 2001 and 2000 are as follows:

                                                               2001           2000
                                                           ------------   ------------
                                        ASSETS
Cash and cash equivalents................................  $ 25,439,356   $  1,034,901
Investments..............................................    43,870,837     39,754,822
Real estate contracts and mortgage notes receivable and
  other receivable investments, net......................    59,899,360     75,864,626
Real estate held for sale and development, net...........    43,412,435     40,793,354
Allowance for losses on real estate assets and other
  receivable investments.................................    (6,704,913)    (5,714,577)
Equity in subsidiary companies...........................   178,598,484    125,946,761
Land, buildings and equipment, net.......................    21,964,263     23,404,491
Prepaid expenses and other assets, net...................    21,137,642     28,534,956
Accounts and notes receivable, net.......................             0      1,280,055
Receivables from affiliates..............................     3,939,817     33,792,253
                                                           ------------   ------------
          Total assets...................................  $391,557,281   $364,691,642
                                                           ============   ============

                                     LIABILITIES
Debenture bonds and accrued interest.....................  $300,367,995   $238,834,850
Advances under line of credit............................             0      7,805,520
Debt payable.............................................    36,253,234     37,256,822
Accounts payable and accrued expenses....................     8,344,968      7,557,657
Deferred underwriting fee income.........................     5,678,594     16,379,205
                                                           ------------   ------------
          Total liabilities..............................   350,644,791    307,834,054
                                                           ------------   ------------

                                 STOCKHOLDERS' EQUITY
Preferred stock, $10 par (liquidation preference,
  $52,895,730 and $62,504,429, respectively).............    14,684,736     18,291,083
Common stock, Class A, $2,250 par........................       218,250        218,250
Additional paid-in capital...............................    26,024,897     32,264,380
Accumulated other comprehensive loss.....................    (4,474,411)   (11,713,806)
Retained earnings........................................     4,459,018     17,797,681
                                                           ------------   ------------
          Total stockholders' equity.....................    40,912,490     56,857,588
                                                           ------------   ------------
          Total liabilities and stockholders' equity.....  $391,557,281   $364,691,642
                                                           ============   ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

23.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

     Metropolitan's condensed statements of operations for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                   2001          2000          1999
                                               ------------   -----------   -----------
Revenues:
  Interest and earned discounts..............  $  9,838,707   $22,770,464   $21,268,991
  Dividends from subsidiaries................     4,042,750     3,306,031     1,207,760
  Fees, commissions, service and other
     income..................................    13,560,446    11,087,452    18,052,107
  Real estate sales..........................     3,008,487    11,656,536    18,210,587
  Net gains (losses) on investments and
     receivables.............................    (8,399,556)   15,530,417    15,200,505
                                               ------------   -----------   -----------
     Total revenues..........................    22,050,834    64,350,900    73,939,950
                                               ------------   -----------   -----------
Expenses:
  Interest, net..............................    26,352,234    29,867,377    24,216,315
  Cost of real estate sold...................     2,990,482    14,334,711    17,498,561
  Provision for losses on real estate
     assets..................................     5,215,553     3,064,156     5,101,553
  Reduction in valuation of mortgage
     servicing rights........................            --     1,306,958            --
  Salaries and employee benefits.............    13,642,527    18,602,278    17,396,221
  Other operating expenses...................    15,238,543     8,686,250     6,074,452
                                               ------------   -----------   -----------
     Total expenses..........................    63,439,339    75,861,730    70,287,102
                                               ------------   -----------   -----------
Income (loss) from operations before income
  taxes and equity in net income of
  subsidiaries...............................   (41,388,505)  (11,510,830)    3,652,848
Income tax benefit...........................    17,407,063     4,037,507     1,506,107
                                               ------------   -----------   -----------
Income before equity in net income of
  subsidiaries...............................   (23,981,442)   (7,473,323)    5,158,955
Equity in undistributed income of
  subsidiaries...............................    15,058,319      (128,030)   11,116,184
                                               ------------   -----------   -----------
Net income (loss)............................  $ (8,923,123)  $(7,601,353)  $16,275,139
                                               ============   ===========   ===========

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

23.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

     Metropolitan's condensed statements of cash flows for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                  2001           2000            1999
                                              ------------   -------------   -------------
Cash flows from operating activities:
  Net income (loss).........................  $ (8,923,123)  $  (7,601,353)  $  16,275,139
  Adjustments to reconcile net income (loss)
     to net cash from operating
     activities.............................    10,791,951     (12,718,340)    (56,648,346)
                                              ------------   -------------   -------------
     Net cash used by operating
       activities...........................     1,868,828     (20,319,693)    (40,373,207)
                                              ------------   -------------   -------------
Cash flows from investing activities:
  Proceeds from sale of capital assets......            --              --       3,480,000
  Principal payments on real estate
     contracts and mortgage notes receivable
     and other receivable investments.......    48,446,408      26,761,779      32,086,911
  Proceeds from sales of real estate
     contracts and mortgage notes
     receivable, other receivable
     investments and mortgage servicing
     rights.................................    11,112,554     471,101,431     537,019,746
  Acquisition of real estate contracts and
     mortgage notes and other receivable
     investments............................   (51,773,575)   (424,071,180)   (511,368,761)
  Proceeds from real estate sales...........    11,080,946       6,656,536      10,635,346
  Proceeds from sales of investments........    10,083,594       2,851,755       4,442,432
  Proceeds from maturities of investments...       300,000       2,853,094       7,477,003
  Purchase of investments...................   (14,537,583)     (9,305,976)     (3,728,770)
  Additions to real estate held for sale and
     development............................   (13,183,585)     (6,446,107)     (9,180,011)
  Capital expenditures......................       (80,049)     (1,234,890)     (1,944,699)
  Net change in investment in and advances
     to subsidiaries........................    (7,740,969)    (29,586,939)      8,477,119
                                              ------------   -------------   -------------
     Net cash from (used by) investing
       activities...........................    (6,292,259)     39,579,503      77,396,316
                                              ------------   -------------   -------------
Cash flows from financing activities:
  Net borrowings from (repayments to) banks
     and others.............................    (8,871,513)    (70,970,199)    (32,022,736)
  Issuance of debenture bonds...............    67,369,456      96,583,832      46,399,862
  Issuance of preferred stock...............     1,456,572      10,959,491       4,681,277
  Repayment of debenture bonds..............   (15,408,687)    (53,595,898)    (45,434,440)
  Cash dividends............................    (4,415,540)     (4,837,100)     (3,954,299)
  Redemption and retirement of stock........   (11,302,402)     (5,292,830)     (1,096,319)
                                              ------------   -------------   -------------
     Net cash from (used by) financing
       activities...........................    28,827,886     (27,152,704)    (31,426,655)
                                              ------------   -------------   -------------
Net change in cash and cash equivalents.....    24,404,455      (7,892,894)      5,596,454
Cash and cash equivalents at beginning of
  year......................................     1,034,901       8,927,795       3,331,341
                                              ------------   -------------   -------------

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

23.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)


                                                  2001           2000            1999
                                              ------------   -------------   -------------
Cash and cash equivalents at end of year....  $ 25,439,356   $   1,034,901   $   8,927,795
                                              ============   =============   =============

     Non-cash investing and financing activities not included in Metropolitan's condensed statements of cash flows for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                    2001         2000          1999
                                                 ----------   -----------   -----------
Loans to facilitate the sale of real estate....  $  575,590   $ 5,000,000   $ 7,575,241
Loan to facilitate sale of other receivable
  investments..................................          --     6,467,302            --
Real estate acquired through foreclosure.......   3,822,005     2,031,563     4,766,951
Transfer of investments from trading portfolio
  to available-for-sale portfolio..............          --            --    34,403,299
Debt assumed with acquisition of real estate
  contracts and mortgage notes and debt assumed
  upon foreclosure of real estate contracts....      43,587        94,805       141,384
Change in net unrealized gains (losses) on
  investments..................................   3,342,225    (7,306,644)   (2,909,485)
Securities and mortgage servicing rights
  retained from securitization prefunding......   2,964,809    16,562,917    22,391,117

     Accounting policies followed in the preparation of the preceding condensed financial statements of Metropolitan (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

     Metropolitan had a nonrecourse committed facility with Banc of America Securities LLC in the authorized amount of $50.0 million, with interest at the London Interbank Offered Rate plus 1%, which matured on November 2, 2000. The amount advanced at September 30, 2000 of approximately $7.8 million, including accrued interest at 8.62%, is collateralized by real estate contracts and mortgage notes receivable held for sale with a carrying value of approximately $8.2 million. The line-of-credit agreement contained certain financial tests, including a minimum net worth and a maximum debt to net worth ratio. Violation of these tests is an event of default under the agreement. As of September 30, 2000, the Company failed to maintain the required levels. The Company paid off the remaining line-of-credit balance at maturity.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

23.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

     At September 30, 2001 and 2000, Metropolitan's debt payable consists of the following:

                                                                2001          2000
                                                             -----------   -----------
Note payable to Old Standard Life Insurance Company,
  interest at 10.5% per annum; due June 30, 2005;
  collateralized by commercial land located in Pasco,
  Washington...............................................  $ 4,403,516   $ 4,500,000
Note payable to Western United Life Assurance Company,
  interest at 7.75% per annum, due December 27, 2015;
  collateralized by commercial property located in Pasco
  Washington...............................................    8,507,426     8,784,393
Note payable to Western United Life Assurance Company,
  interest at 10.5% per annum; due January 1, 2015;
  collateralized by commercial property located in Spokane
  Washington...............................................   11,372,201    11,749,036
Note payable to IDS Life Insurance Company, interest at
  7.04% per annum; due August 1, 2019; collateralized by
  Metropolitan Financial Center located in Spokane,
  Washington...............................................   11,587,853    11,785,875
Real estate contracts and mortgage notes payable, interest
  rates ranging from 5.0% to 11.6%, due in installments
  through 2026; collateralized by senior liens on certain
  of the Company's real estate contracts, mortgage notes
  and real estate held for sale............................      382,285       440,707
Accrued (prepaid) interest.................................          (47)       (3,189)
                                                             -----------   -----------
                                                             $36,253,234   $37,256,822
                                                             ===========   ===========

     Aggregate amounts of principal payments due on the parent company's debt payable are expected to be as follows:

FISCAL YEAR
ENDING SEPTEMBER 30,
--------------------
2002........................................................   $ 1,127,236
2003........................................................     1,207,131
2004........................................................     1,290,759
2005........................................................     5,787,401
2006........................................................     1,500,117
Thereafter..................................................    25,340,590
                                                               -----------
                                                               $36,253,234
                                                               ===========

     At September 30, 2001 and 2000, Metropolitan's debenture bonds payable consisted of the following:

ANNUAL INTEREST RATES                                          2001           2000
---------------------                                      ------------   ------------
6% to 7%.................................................  $  7,486,000   $  7,097,000
7% to 8%.................................................    39,780,000     41,054,000
8% to 9%.................................................   136,943,000    108,497,000
9% to 10%................................................    86,978,000     62,570,000
10% to 11%...............................................             0          9,000
                                                           ------------   ------------
                                                            271,187,000    219,227,000
Compound and accrued interest............................    29,180,995     19,607,850
                                                           ------------   ------------
                                                           $300,367,995   $238,834,850
                                                           ============   ============

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

23.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

     Maturities of the parent company's debenture bonds are as follows:

FISCAL YEAR
ENDING SEPTEMBER 30,
--------------------
2002........................................................   $ 48,371,995
2003........................................................     41,133,000
2004........................................................     39,068,000
2005........................................................     96,302,000
2006........................................................     58,658,000
Thereafter..................................................     16,835,000
                                                               ------------
                                                               $300,367,995
                                                               ============

     Metropolitan had the following related-party transactions with its various subsidiaries and affiliated entities:

                                                    2001          2000         1999
                                                 -----------   ----------   -----------
Dividends received:
  Western United Life Assurance Company........  $ 3,502,750   $2,766,031   $ 1,027,760
  Metwest Mortgage Services, Inc. .............      540,000      540,000       180,000
                                                 -----------   ----------   -----------
                                                 $ 4,042,750   $3,306,031   $ 1,207,760
                                                 ===========   ==========   ===========
Fees, commissions, service and other income....  $10,951,692   $9,328,936   $16,192,551
Interest income................................    2,918,229    4,150,997     4,030,257

     Historically, Metropolitan has charged various subsidiaries and affiliated entities for underwriting fees related to contracts sold to these entities. Amounts charged to subsidiaries are deferred and recognized as income over the estimated life of the contracts. Amounts amortized into service fee income were approximately $1.2 million, $2.4 million and $6.5 million for the years ended September 30, 2001, 2000 and 1999, respectively.

     The underwriting fees are based upon a yield requirement established by the purchasing entity. In the case of Western, one of Metropolitan's subsidiaries, beginning in 1994 and ending March 31, 1998, the yield requirement established by Western had been guaranteed by Metropolitan and an intercompany reserve was established to support the guarantee. Metropolitan remains liable to Western for any losses in excess of the reserve. In connection with its guarantee, Metropolitan has holdbacks of $2.7 million, $1.4 million and $3.7 million at September 30, 2001, 2000 and 1999, respectively. The guarantee by Metropolitan has been eliminated with respect to all receivables sold to Western after March 31, 1998.

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

24.  SUPPLEMENTARY FINANCIAL INFORMATION:

     Supplementary financial information of the Company for each three month period (September 30, June 30, March 31 and December 31) of the fiscal years ended September 30, 2001 and 2000 are as follows:

                                                                  THREE MONTHS ENDED
                                 -------------------------------------------------------------------------------------
                                 SEPTEMBER    JUNE      MARCH     DECEMBER   SEPTEMBER     JUNE      MARCH    DECEMBER
                                   2001       2001       2001       2000       2000        2000      2000       1999
                                 ---------   -------   --------   --------   ---------   --------   -------   --------
                                                                (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues.......................   $35,994    $27,854   $ 21,344   $33,921     $57,224    $ 27,939   $47,358   $38,901
                                  =======    =======   ========   =======     =======    ========   =======   =======
Income (loss) before minority
  interest.....................     4,481      5,380    (14,205)   (4,262)      9,653     (16,000)      525    (1,776)
                                  -------    -------   --------   -------     -------    --------   -------   -------
(Income) loss allocated to
  minority interest............       (93)      (358)       123        11         (23)        112       (74)      (18)
                                  -------    -------   --------   -------     -------    --------   -------   -------
Net income (loss)..............     4,388      5,022    (14,082)   (4,251)      9,630     (15,888)      451    (1,794)
Preferred stock dividends......      (845)    (1,019)    (1,132)   (1,161)     (1,178)     (1,146)   (1,152)   (1,077)
                                  -------    -------   --------   -------     -------    --------   -------   -------
Income (loss) applicable to
  common stockholders..........   $ 3,543    $ 4,003   $(15,214)  $(5,412)    $ 8,451    $(17,034)  $  (701)  $(2,871)
                                  =======    =======   ========   =======     =======    ========   =======   =======

                                                                      SCHEDULE I

                  METROPOLITAN MORTGAGE & SECURITIES CO., INC.
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               SEPTEMBER 30, 2001

COLUMN A                                             COLUMN B        COLUMN C        COLUMN D
--------                                          --------------   ------------   --------------
                                                                                    AMOUNT AT
                                                                                  WHICH SHOWN ON
TYPES OF INVESTMENTS                              AMORTIZED COST   MARKET VALUE   BALANCE SHEET
--------------------                              --------------   ------------   --------------
FIXED MATURITIES
Investments:
  U.S. Government and Government Agencies and
     Authorities................................  $   15,018,895   $ 15,273,430   $   15,273,430
  Corporate Bonds...............................      32,266,114     32,360,055       32,360,055
  Mortgage and Asset Backed Bonds...............     288,394,576    285,231,890      285,231,890
                                                  --------------   ------------   --------------
TOTAL FIXED MATURITIES..........................  $  335,679,585   $332,865,375   $  332,865,375
                                                  ==============   ============   ==============
Equity Securities...............................  $   23,182,674   $ 21,098,134   $   21,098,134
                                                  ==============   ============   ==============
Venture Capital/Limited Partnerships............  $    7,314,621   $  6,672,398   $    6,672,398
                                                  ==============   ============   ==============
Real Estate Contracts and Mortgage Notes
  Receivables...................................  $  437,618,224                  $  437,618,224
Real Estate Held for Sale and Development.......      85,595,998                      85,595,998
                                                  --------------                  --------------
Total Real Estate Assets........................     523,214,222                     523,214,222
Less Allowance for Losses on Real Estate
  Assets........................................     (14,903,228)                    (14,903,228)
                                                  --------------                  --------------
NET REAL ESTATE ASSETS..........................  $  508,310,994                  $  508,310,994
                                                  ==============                  ==============
OTHER RECEIVABLE INVESTMENTS....................  $  173,836,770                  $  173,836,770
                                                  ==============                  ==============
OTHER ASSETS--POLICY LOANS......................  $   19,719,137                  $   19,719,137
                                                  ==============                  ==============
TOTAL INVESTMENTS...............................  $1,068,043,781                  $1,062,502,808
                                                  ==============                  ==============

                                                                     SCHEDULE II

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                            ADDITIONS
                                                           (REDUCTIONS)   DEDUCTIONS
                                             BALANCE AT     CHARGES TO        AND
                                              BEGINNING     COSTS AND      ACCOUNTS     BALANCE AT
DESCRIPTION                                    OF YEAR       EXPENSES     WRITTEN OFF   END OF YEAR
-----------                                  -----------   ------------   -----------   -----------
Allowance for probable losses on real
  estate contracts and mortgage notes
  deducted from real estate assets in
  balance sheet
     2001..................................  $10,739,811    $5,297,052    $4,794,882    $11,241,981
     2000..................................    6,855,606     9,037,741     5,153,536     10,739,811
     1999..................................    8,678,589     5,429,416     7,252,399      6,855,606
Allowance for probable losses on real
  estate held for sale from real estate
  assets in balance sheet
     2001..................................  $ 2,066,148    $4,276,355    $2,681,256    $ 3,661,247
     2000..................................    2,462,466     2,817,950     3,214,268      2,066,148
     1999..................................    2,322,029     5,246,144     5,105,707      2,462,466
Allowance for probable losses on other
  receivable investments deducted from
  other receivable investments in balance
  sheet
     2001..................................  $ 2,244,155    $2,218,368    $2,194,527    $ 2,267,996
     2000..................................           --     3,032,897       788,742      2,244,155
     1999..................................           --            --            --             --

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION

                                                            FUTURE POLICY
                                               DEFERRED       BENEFITS,                 OTHER POLICY
                                                POLICY      LOSSES, CLAIMS               CLAIMS AND
                                              ACQUISITION      AND LOSS      UNEARNED     BENEFITS
                                                 COST          EXPENSE       PREMIUMS     PAYABLE
                                              -----------   --------------   --------   ------------
September 30, 2001
  Life Insurance and Annuities..............  $59,224,453    $971,216,178    $    --      $    --
                                              ===========    ============    =======      =======
September 30, 2000
  Life Insurance and Annuities..............  $58,213,284    $886,510,121    $    --      $    --
                                              ===========    ============    =======      =======
September 30, 1999
  Life Insurance and Annuities..............  $61,763,753    $893,144,042    $    --      $    --
                                              ===========    ============    =======      =======

                                                                    SCHEDULE III
                                                                     PAGE 2 OF 2

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION

                                                             BENEFIT     AMORTIZATION
                                                             CLAIMS,     OF DEFERRED
                                                 NET       LOSSES AND       POLICY        OTHER
                                 PREMIUM     INVESTMENT    SETTLEMENT    ACQUISITION    OPERATING
                                 REVENUE       INCOME       EXPENSES        COSTS        EXPENSES
                                ----------   -----------   -----------   ------------   ----------
September 30, 2001
  Life Insurance and
     Annuities................  $1,366,373   $72,362,198   $47,424,521   $ 8,950,000    $3,980,479
                                ==========   ===========   ===========   ===========    ==========
September 30, 2000
  Life Insurance and
     Annuities................  $1,458,024   $65,958,630   $45,174,355   $12,600,000    $3,251,656
                                ==========   ===========   ===========   ===========    ==========
September 30, 1999
  Life Insurance and
     Annuities................  $1,668,274   $59,546,108   $44,526,376   $11,000,000    $1,611,453
                                ==========   ===========   ===========   ===========    ==========

                                                                     SCHEDULE IV
                                                                     PAGE 1 OF 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE

                               SEPTEMBER 30, 2001

     At September 30, 2001, the Consolidated Group held first priority liens associated with contracts and mortgage note receivables with a face value of approximately $439.8 million (99%) and second or lower priority liens of approximately $5.7 million (1%). Approximately 23% of the face value of the Consolidated Group's real estate Receivables are collateralized by properties located in the Pacific Northwest (Washington, Alaska, Idaho, Montana and Oregon), approximately 30% by properties located in the Pacific Southwest (California, Arizona and Nevada), approximately 13% in the Southeast (Florida, Georgia, North Carolina and South Carolina), approximately 4% in the North Atlantic (New York, Pennsylvania, New Jersey, Connecticut and Maryland) and approximately 13% by properties located in the Southwest (Texas and New Mexico). The face value of the real estate Receivables ranges principally from $15,000 to $300,000 with 90 real estate Receivables, aggregating approximately $172.2 million, in excess of this range. No individual contract or note is in excess of 5% of the total carrying value of real estate Receivables and less than 2% of the contracts and notes are subject to variable interest rates. Contractual interest rates principally range from 6% to 13% per annum with approximately 85% of the face value of these Receivables within this range. The weighted average contractual interest rate on these real estate Receivables at September 30, 2001 is approximately 10.5%. Maturity dates range from 2001 to 2031.

                                                                      INTEREST       CARRYING     DELINQUENT
                                                        NUMBER OF       RATES       AMOUNT OF      PRINCIPAL
DESCRIPTION                                            RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT
-----------                                            -----------   -----------   ------------   -----------
RESIDENTIAL
First Mortgage > $100,000............................       317          7-12%     $ 52,271,319   $ 6,077,080
First Mortgage $50,000-100,000.......................       882          8-13        58,864,048     4,754,841
First Mortgage < $50,000.............................     3,899          8-12        78,110,250     4,866,726
Second or Lower > $100,000...........................         4           7-9         1,119,133
Second or Lower $50,000-100,000......................         6          7-14           501,093        99,868
Second or Lower < $50,000............................        81          7-11         1,354,847        57,732
COMMERCIAL
First Mortgage > $10,000,000.........................         1            13        20,000,000
First Mortgage $5,000,000-10,000,000.................        16         12-14       114,625,355    11,184,423
First Mortgage < $5,000,000..........................       642          8-12        66,437,457     3,997,844
Second or Lower > $10,000,000
Second or Lower $5,000,000-10,000,000
Second or Lower < $5,000,000.........................        25          8-10         2,491,235
FARM, LAND AND OTHER
First Mortgage > $100,000............................       103          7-14        22,124,360     2,382,943
First Mortgage $50,000-100,000.......................       154          8-14        10,532,783       196,489
First Mortgage < $50,000.............................       899          8-14        17,020,876       518,538
Second or Lower > $100,000...........................                      --
Second or Lower $50,000-100,000......................                      --
Second or Lower < $50,000............................         6          8-10            73,040         2,231
Unrealized discounts, new of unamortized acquisition
  cost, on Receivables purchased at a discount.......                               (15,422,770)
Accrued interest receivable..........................                                 7,515,198
                                                                                   ------------   -----------
CARRYING VALUE.......................................                              $437,618,224   $34,138,715
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

                                                                     SCHEDULE IV
                                                                     PAGE 2 OF 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE

                               SEPTEMBER 30, 2001

     The future contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                       RESIDENTIAL     COMMERCIAL      FARM, LAND,
                                        PRINCIPAL      PRINCIPAL     OTHER PRINCIPAL   TOTAL PRINCIPAL
                                       ------------   ------------   ---------------   ---------------
October 2001 to September 2004.......  $ 24,750,343   $114,509,410     $10,635,563      $149,895,316
October 2004 to September 2006.......    14,262,731     35,387,155       5,410,116        55,060,002
October 2006 to September 2008.......    12,461,608      6,857,257       5,395,567        24,714,432
October 2008 to September 2011.......    24,035,843      8,372,984       5,567,618        37,976,445
October 2011 to September 2016.......    32,660,978     10,239,588       5,392,458        48,293,024
October 2016 to September 2021.......    18,300,547     12,367,784      14,491,294        45,159,625
October 2021 and Thereafter..........    65,748,640     15,819,869       2,858,443        84,426,952
                                       ------------   ------------     -----------      ------------
                                       $192,220,690   $203,554,047     $49,751,059      $445,525,796
                                       ============   ============     ===========      ============

                                                                     SCHEDULE IV
                                                                     PAGE 3 OF 3

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                              LOANS ON REAL ESTATE

                               SEPTEMBER 30, 2001

                                                              YEAR ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Balance at beginning of period.....................  $395,977,788   $539,525,957   $614,178,323
Additions during period New Receivables--cash......   261,721,326    585,067,159    617,643,225
Loans to facilitate the sale of real estate
  held--non cash...................................       575,590     10,814,668      7,575,241
Assumption of other debt payable in conjunction
  with acquisition of new Receivables--non cash....       421,482        301,069        530,233
Earned discount amortization.......................     9,169,752      3,386,295      2,529,472
                                                     ------------   ------------   ------------
Total additions....................................   271,888,150    599,569,191    628,278,171
                                                     ------------   ------------   ------------
Deductions during period Collections of
  principal--cash..................................    96,571,446    144,134,761     99,909,044
Cost of Receivables sold...........................   110,791,159    575,278,992    570,952,350
Foreclosures--non cash.............................    22,885,109     23,703,607     32,069,143
                                                     ------------   ------------   ------------
Total deductions...................................   230,247,714    743,117,360    702,930,537
                                                     ------------   ------------   ------------
Balance at end of period...........................  $437,618,224   $395,977,788   $539,525,957
                                                     ============   ============   ============

                                                                      SCHEDULE V

         METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
                     SUPPLEMENTARY REINSURANCE INFORMATION

                                                               ASSUMED                   PERCENTAGE
                                                 CEDED TO       FROM                     OF AMOUNT
                                                   OTHER        OTHER                     ASSUMED
YEAR ENDED                       GROSS AMOUNT    COMPANIES    COMPANIES    NET AMOUNT      TO NET
----------                       ------------   -----------   ---------   ------------   ----------
September 30, 2001
  Life Insurance in Force......  $244,702,038   $33,711,514     $  --     $210,990,524     $  --
  Premiums--Life Insurance.....  $  1,698,983   $   332,611     $  --     $  1,366,372     $  --
September 30, 2000
  Life Insurance in Force......  $259,975,571   $37,594,536     $  --     $222,381,035     $  --
  Premiums--Life Insurance.....  $  1,766,947   $   308,923     $  --     $  1,458,024     $  --
September 30, 1999
  Life Insurance in Force......  $282,481,000   $41,372,000     $  --     $241,109,000     $  --
  Premiums--Life Insurance.....  $  1,994,405   $   326,131     $  --     $  1,668,274     $  --

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.01     Restated Articles of Incorporation, as amended, dated
          October 22, 2001 (Incorporated by reference to Exhibit 4.1 to Metropolitan's Registration Statement on Form S-2,
          Registration No. 333-73018, filed December 20, 2001).
 3.02     Restated Bylaws, as amended on December 26, 1995
          (Incorporated by reference to Exhibit 3(e) to Form 10-K for
          Period Ending September 30, 1995).
 4.01     Indenture, dated as of October 1999, between Metropolitan
          and U.S. Bank Trust National Association, Trustee
          (Incorporated by reference to Exhibit 4.01 to Metropolitan's
          Registration Statement on Form S-2, Registration No.
          333-88605, filed October 7, 1999).
 4.02     Indenture, dated as of July 6, 1979, between Metropolitan
          and Seattle-First National Bank, Trustee.
 4.03     First Supplemental Indenture, dated as of October 3, 1980, between Metropolitan and Seattle-First National Bank,
          Trustee.
 4.04     Second Supplemental Indenture, dated as of November 12,
          1984, between Metropolitan and Seattle-First National Bank,
          Trustee (Incorporated by reference to Exhibit 4(d) to
          Registration No. 2-95146).
 4.05     Third Supplemental Indenture, dated as of December 31, 1997, between Metropolitan and First Trust (Incorporated by
          reference to Exhibit 4(d) to Metropolitan's Annual Report on
          Form 10-K for fiscal 1997).
 4.06     Fourth Supplemental Indenture, dated as of February 28,
          2001, between Metropolitan and U.S. Bank Trust National
          Association (Incorporated by reference to Exhibit 4.05 to
          Metropolitan's Registration Statement on Form S-2,
          Registration No. 333-55984), filed April 6, 2001).
 4.07     Amended Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series C (Incorporated by
          reference to Exhibit 4(g) to Registration No. 33-2699).
 4.08     Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series D (Incorporated by
          reference to Exhibit 4(a) to Registration No. 33-25702).
 4.09     Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series E-1 (Incorporated by
          reference to Exhibit 4(a) to Registration No. 33-19238).
 4.10     Amended Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series E-2 (Incorporated by
          reference to Exhibit 4(a) to Registration No. 33-25702).
 4.11     Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series E-3 (Incorporated by
          reference to Exhibit 4(a) to Registration No. 33-32586).
 4.12     Statement of Rights, Designations and Preference of Variable
          Rate Cumulative Preferred Stock, Series E-4 (Incorporated by
          reference to Exhibit 4(h) to Registration No. 33-40221).
 4.13     Form of Statement of Rights, Designations and Preferences of
          Variable Rate Preferred Stock, Series E-5 (Incorporated by
          reference to Exhibit 4(i) to Registration No. 33-57396).
 4.14     Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock, Series E-6
          (Incorporated by reference to Exhibit 4(l) to Registration
          No. 33-51905).
 4.15     Amended and Restated Statement of Rights, Designations and
          Preferences of Variable Rate Cumulative Preferred Stock,
          Series E-7 (Incorporated by reference to Exhibit 4.2 to
          Metropolitan's Registration Statement on Form S-2,
          Registration No. 333-73018, filed December 20, 2001).
 9.01     Irrevocable Trust Agreement (Incorporated by reference to
          Exhibit 9(b) to Registration No. 2-81359).
10.01     Form of Reinsurance Agreement between Western United and Old
          Standard (Incorporated by reference to Exhibit 10(d) to
          Metropolitan's Annual Report on Form 10-K for fiscal 1998).
10.02     Servicing Rights Purchase Agreement among Ocwen Federal Bank
          FSB, Metropolitan and various sellers named therein, dated as of April 1, 2001.
10.03     Amendment No. 1 to Servicing Rights Purchase Agreement among
          Ocwen Federal Bank FSB, Metropolitan and various sellers
          named therein, dated as of May 11, 2001.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.04     Servicing Agreement among Ocwen Federal Bank FSB,
          Metropolitan and various owners named therein, dated as of
          April 1, 2001.
10.05     Flow Subservicing Agreement among Ocwen Federal Bank FSB,
          Metropolitan and various owners named therein, dated as of
          September 1, 2001.
12.01     Statement regarding computation of ratios.
21.01     Subsidiaries of Metropolitan (Incorporated by Reference to
          Exhibit 21 to Metropolitan's Annual Report on Form 10-K for
          fiscal 1997).