Form 10-Q
period 2001-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2002-02-14
CIK 65384

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 001-15595

Metropolitan Mortgage & Securities Co., Inc.

(Exact name of registrant as specified in its charter)

Washington	91-0609840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. 1st Avenue, Spokane, Washington (Address of principal executive offices)	99201-5015 (Zip Code)

Registrant’s telephone number, including area code: (509) 838-3111

Former name, former address and former fiscal year, if changed since last report: N/ A.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Applicable only to issuers involved in bankruptcy proceedings during the preceding five years: N/ A.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐          No ☐

      Applicable only to corporate issuers:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common “A”: 97 shares at January 31, 2002.

Common “B”: 0 shares at January 31, 2002.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets As of December 31, 2001 and September 30, 2001
Consolidated Statements of Operations Three Months Ended December 31, 2001 and 2000
Consolidated Statements of Comprehensive Income (Loss) Three Months Ended December 31, 2001 and 2000
Consolidated Statement of Stockholders’ Equity Three Months Ended December 31, 2001
Consolidated Statements of Cash Flows Three Months Ended December 31, 2001 and 2000
Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2001

	(Unaudited)
ASSETS:
Cash and cash equivalents	$51,431,049	$68,019,397
Investments:
Trading securities, at fair value	1,200,674	48,832,529
Available-for-sale securities, at fair value	390,456,252	311,803,378
Accrued interest on investments	2,872,875	2,734,943

Total investments	394,529,801	363,370,850

Real estate contracts and mortgage notes receivable, net of discounts and origination fees and net of allowances of $11,606,705 and $11,241,981	438,529,786	426,376,243
Real estate held for sale and development at the lower of cost or market, net of allowances of $3,314,864 and $3,661,247	84,473,318	81,934,751
Other receivable investments, net of discounts and origination fees and net of allowances of $2,369,577 and $2,267,996	177,882,112	173,836,770

Net real estate assets and other receivable investments	700,885,216	682,147,764

Other assets:
Reinsurance receivable	107,883,112	109,608,025
Deferred costs, net	66,746,779	66,755,118
Land, buildings and equipment, net	28,905,152	29,411,423
Mortgage servicing rights, net	899,510	3,994,096
Deferred income taxes	23,492,745	20,894,075
Other assets, net	49,689,052	49,927,066

Total other assets	277,616,350	280,589,803

Total assets	$1,424,462,416	$1,394,127,814

LIABILITIES:
Life insurance and annuity reserves	$996,620,091	$971,216,178
Debenture bonds and accrued interest	325,338,851	300,367,995
Debt payable	49,422,034	39,628,517
Accounts payable and accrued expenses	16,646,097	39,625,703
Minority interest in consolidated subsidiaries	2,465,713	2,376,931

Total liabilities	1,390,492,786	1,353,215,324

STOCKHOLDERS’ EQUITY:
Preferred stock, Series A, B, C, D, E, G and H cumulative with variable rate, $10 par value, authorized 13,325,000, issued 1,272,528 shares and 1,299,254 shares (liquidation preference $35,379,080 and $35,973,840)	12,725,277	12,992,547
Preferred stock, Series E-7 cumulative with variable rate, $2.50 par value, authorized 10,000,000, issued 676,876 shares (liquidation preference $16,921,890)	1,692,189	1,692,189
Common stock, Class A, $2,250 par, authorized 222 shares, 97 shares issued and outstanding	218,250	218,250
Additional paid-in capital	25,129,230	26,024,897
Accumulated other comprehensive loss	(9,317,110)	(4,474,411)
Retained earnings	3,521,794	4,459,018

Total stockholders’ equity	33,969,630	40,912,490

Total liabilities and stockholders’ equity	$1,424,462,416	$1,394,127,814

The accompanying notes are an integral part

of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,

	2001	2000

	(Unaudited)
Revenues:
Insurance premiums	$358,612	$397,505
Interest on receivables	12,267,586	9,389,363
Earned discount on receivables and investments	8,944,487	4,897,593
Other investment income	7,699,902	7,704,442
Real estate sales	2,339,414	5,907,870
Fees, commissions, service and other income	1,961,705	3,607,449
Net gains (losses) on investments	1,203,177	(812,264)
Net gains on sales of receivables	347,975	2,828,767

Total revenues	35,122,858	33,920,725

Expenses:
Insurance policy and annuity benefits	13,055,764	11,812,029
Interest, net	7,647,475	6,124,946
Cost of real estate sold	2,299,911	5,731,986
Provision for losses on real estate assets	861,249	1,864,557
Provision for losses on other assets	101,582	677,989
Salaries and employee benefits	4,120,931	6,445,207
Commissions to agents	2,022,372	3,151,036
Other operating and underwriting expenses	4,115,605	4,044,479
Amortization of deferred costs, net of costs capitalized	720,160	635,440

Total expenses	34,945,049	40,487,669

Income (loss) before income taxes and minority interest	177,809	(6,566,944)
Income tax (provision) benefit	(31,460)	2,304,861

Income (loss) before minority interest	146,349	(4,262,083)
(Income) loss of consolidated subsidiaries allocated to minority stockholders	(88,782)	11,848

Net income (loss)	57,567	(4,250,235)
Preferred stock dividends	(936,346)	(1,161,303)

Loss applicable to common stockholders	$(878,779)	$(5,411,538)

The accompanying notes are an integral part

of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	December 31,

	2001	2000

	(Unaudited)
Net income (loss)	$57,567	$(4,250,235)

Other comprehensive income (loss), net of income tax:
Cumulative effect of accounting change, net of tax	0	(240,994)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(4,136,059)	1,301,540
Less: reclassification adjustment for (gains) losses included in net income	(706,640)	82,067

Unrealized gains (losses) on investments	(4,842,699)	1,383,607

Net other comprehensive (loss) income	(4,842,699)	1,142,613

Comprehensive loss	$(4,785,132)	$(3,107,622)

The accompanying notes are an integral part

of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Loss	Earnings	Total

	(Unaudited)
Balance, October 1, 2001	$14,684,736	$218,250	$26,024,897	$(4,474,411)	$4,459,018	$40,912,490
Net income					57,567	57,567
Net unrealized losses on available-for-sale securities, net of income tax benefit of $2,598,670				(4,842,699)		(4,842,699)
Cash dividends, common ($603 per share)					(58,445)	(58,445)
Cash dividends, preferred (variable rate)					(936,346)	(936,346)
Redemption and retirement of preferred stock (32,312 shares)	(323,134)		(1,261,623)			(1,584,757)
Sale of variable rate preferred stock, net (5,586 shares)	55,864		365,956			421,820

Balance, December 31, 2001	$14,417,466	$218,250	$25,129,230	$(9,317,110)	$3,521,794	$33,969,630

The accompanying notes are an integral part

of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,

	2001	2000

	(Unaudited)
Cash flow from operating activities:
Net income (loss)	$57,567	$(4,250,235)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Proceeds from sales of trading securities	13,590,118	6,441,537
Proceeds from maturities of trading securities	1,020,171	1,177,439
Acquisition of trading securities	(4,669,459)	(3,674,892)
Earned discount on receivables and investments	(8,944,487)	(4,944,525)
Gains on investments and receivables, net	(1,551,153)	(2,016,503)
Gains on sales of real estate	(39,503)	(175,884)
Provision for losses on real estate assets	861,249	1,864,557
Provision for losses on other assets	101,582	677,989
Depreciation and amortization	1,253,064	1,360,506
Minority interests	88,782	(11,848)
Deferred income tax benefit	(2,598,670)	(2,815,566)
Changes in assets and liabilities:
Deferred cost, net	8,339	472,450
Life insurance and annuity reserves	13,349,168	11,065,684
Compound and accrued interest on debenture bonds and debt payable	593,142	1,508,640
Accrued interest on receivables and investments	(3,101,863)	(798,004)
Other assets	5,926,818	15,182,111
Accounts payable and accrued expenses	(3,405,044)	39,342
Other, net	(767,909)	(654,244)

Net cash provided by operating activities	11,771,912	20,448,554

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	44,709,760	32,469,055
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	3,491,257	78,179,895
Proceeds from sales of real estate	2,339,414	5,332,280
Proceeds from maturities of available-for-sale investments	18,988,551	1,525,701
Proceeds from sales of available-for-sale investments	37,484,332	36,853,397
Acquisition of real estate contracts and mortgage notes receivable	(42,030,125)	(105,892,823)
Acquisition of other receivable investments	(10,444,564)	(4,161,993)
Purchases of available-for-sale investments	(126,629,165)	(1,782,943)
Purchases of and costs associated with real estate held for sale and development	(1,926,899)	(1,972,113)
Capital expenditures	(135,982)	(273,768)

Net cash provided by (used in) investing activities	$(74,153,421)	$40,276,688

Cash flow from financing activities:
Increase (decrease) in borrowings	$10,000,000	$(9,302,217)
Repayments of debt payable	(230,316)	(122,222)
Receipts from life and annuity products	40,013,211	30,126,169
Withdrawals of life and annuity products	(29,367,103)	(30,450,803)
Ceding of life and annuity products to reinsurers	3,133,550	1,898,873
Issuance of debenture bonds	37,644,483	16,624,472
Repayment of debenture bonds	(13,242,936)	(4,328,623)
Issuance of preferred stock	421,820	689,732
Redemption and retirement of preferred stock	(1,584,757)	(2,738,734)
Cash dividends	(994,791)	(1,219,747)

Net cash provided by financing activities	45,793,161	1,176,900

Net change in cash and cash equivalents	(16,588,348)	61,902,142
Cash and cash equivalents:
Beginning of period	68,019,397	2,664,035

End of period	$51,431,049	$64,566,177

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	2,842,296	3,699,851
Receivables originated to facilitate the sale of real estate	0	575,590
Transfer of investments from held-to-maturity to available-for-sale	0	59,415,992
Transfer of investments from trading to available-for-sale	37,396,757	0
Mortgage servicing rights retained from securitizations	0	1,046,116

The accompanying notes are an integral part

of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries (the “Company” or “Consolidated Group”) as of December 31, 2001, the results of operations for the three months ended December 31, 2001 and 2000 and the cash flows for the three months ended December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2001 Form 10-K.

      Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

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

      Information about the Company’s separate business segments and in total as of and for the three month period ended December 31, 2001 and 2000 is as follows:

	As of and for the Three Month Period Ended December 31, 2001

			Property	Intersegment
	Investing	Insurance	Development	Eliminations	Total

Revenues	$6,969,710	$28,404,514	$501,524	$(752,890)	$35,122,858
Income (loss) from operations	(6,858,660)	6,580,682	335,545	—	57,567
Identifiable assets, net	174,838,052	1,178,244,775	71,221,987	157,602	1,424,462,416
Depreciation and amortization	894,709	81,255	277,100	—	1,253,064
Capital expenditures	113,641	22,341	—	—	135,982

	As of and for the Three Month Period Ended December 31, 2000

			Property	Intersegment
	Investing	Insurance	Development	Eliminations	Total

Revenues	$10,384,419	$24,228,870	$1,529,971	$(2,222,535)	$33,920,725
Income (loss) from operations	(6,742,072)	190,867	(15,739)	—	(6,566,944)
Identifiable assets, net	321,359,420	1,037,033,890	57,297,096	(154,421,085)	1,261,269,321
Depreciation and amortization	1,003,191	88,609	268,100	—	1,359,900
Capital expenditures	246,578	27,190	—	—	273,768

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Preferred Stock Split

      On October 22, 2001, the Company’s Board of Directors declared a stock split for the Company’s Variable Rate Cumulative Preferred Stock, Series E-7 (the “Series E-7 Preferred Stock”). On November 5, 2001, each outstanding share of Series E-7 Preferred Stock was converted into four shares of Series E-7 Preferred Stock. Accordingly, the par value of each such share was adjusted from $10.00 per share to $2.50 per share and the liquidation preference and dividend calculation amount of each such share was adjusted from $100.00 per share to $25.00 per share to reflect the split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      These discussions may contain forward-looking statements. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “to be,” or “can impact.” Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those projected in forward-looking statements.

General

      Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified institution with assets exceeding $1 billion. Its principal subsidiaries are Western United Life Assurance Company (“Western” or “WULA”), an annuity and life insurance company, and Metwest Mortgage Services, Inc. (“Metwest”), a receivable servicer and loan originator. The Company provides services to certain affiliated entities (the “Affiliated Companies”) for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. (“Summit”), Old Standard Life Insurance Company (“Old Standard”), Old West Life Insurance & Annuity Company (“Old West”), Summit Property Development and Metropolitan Investment Securities, Inc. (“MIS”). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr.

      The Company and its subsidiaries principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes, and other investments (“Receivables”). The Receivables primarily consist of real estate contracts and promissory notes collateralized by first position liens on real estate. The Company predominantly invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chose to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group’s real estate receivables include A-, B and C credit quality obligors.

     Individual and Pool Receivable Acquisition Sources

      Historically, the majority of the Company’s real estate receivables were acquired as individual receivable acquisitions. The Company’s principal source for private market receivables is independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations that own and wish to sell a Receivable. The Company may periodically acquire pools of Receivables from the secondary market through brokers or directly from other financial institutions. Additionally, the Company may originate jumbo residential loans through Metwest. The Company may also originate first lien residential loans as a result of reselling real estate acquired through foreclosure.

     Commercial Loans

      The Company, through Old Standard, originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million. The Company currently projects continued expansion of the origination of commercial loans during 2002. This projection is in part due to management’s current perception that this market may be inadequately served by current lenders, who are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development commercial loan markets.

     Non Real Estate Receivable Sources

      Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate, such as annuities, lottery prizes and business notes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments that cannot be cashed in directly with the issuing insurance company. Business notes are cashflow instruments that are paid to a seller for the purchase of a business operation. Metropolitan’s source for these investments is generally private brokers who specialize in these types of Receivables.

     Delinquency

      The principal amount of real estate receivables as to which payments were in arrears more than three months was $47.6 million at December 31, 2001 and $24.6 million at December 31, 2000.

      The principal amount of other receivables as to which payments were in arrears more than three months was $10.4 million at December 31, 2001 and $6.8 million at December 31, 2000.

Liquidity and Capital Resources

      In addition to the liquidity provided through internal sources which include the sale and maturity of receivables and investments; receivable and portfolio earnings; and the sale of real estate, the following liquidity sources are available to the Company:

     Federal Home Loan Bank of Seattle (FHLB)

      The Company has secured a line of credit agreement with the FHLB through its subsidiary, WULA. When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At December 31, 2001, WULA had a stock investment in the FHLB of $3.1 million, which resulted in a borrowing capacity of $61.9 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At December 31, 2001, WULA had pledged $128.5 million in eligible collateral with a market value of $112.1 million and a borrowing potential of $83.2 million. At December 31, 2001 WULA had borrowed $32.0 million leaving an unused borrowing potential of $51.2 million. In the event that WULA wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock and pledge additional eligible collateral.

     Issuance of Annuity and Life Insurance Products

      The Company, through its WULA subsidiary, generates liquidity through the sale of annuities and to a lesser degree whole life and term insurance. Currently, the products that WULA offers are targeted to the middle income senior market. Generally, younger purchasers direct their savings and investment dollars to mutual funds and/or variable annuities, in light of a strong financial market; while senior citizens tend to be more conservative with their retirement dollars and may favor fixed annuity products. Nonetheless, Management anticipates that some younger buyers could be inclined to reallocate their retirement funds if the stock markets continue to be volatile or if market returns decline.

      The life insurance and annuity business is highly competitive. WULA competes with other financial institutions including ones with greater resources and greater name recognition. Premium volumes, annuity crediting rates and commissions to agents are particularly sensitive to competitive forces. WULA management believes it is in an advantageous position in this regard because of its earnings capability through investments in receivables compared to that of most other life insurance companies. WULA has been assigned a rating of “B” (“Fair”) by A.M. Best Co., a nationally recognized insurance company rating organization. A.M. Best bases its ratings on a number of complex financial analyses, the length of time a company has been in business, the nature, quality, and liquidity of investments in its portfolio, depth and experience of management and various other factors. A.M. Best’s ratings are supplied primarily for the benefit of policyholders and insurance agents.

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

     Reverse Repurchase Agreements

      In order to increase liquidity, the Company may sell a group of securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price. The difference between the amount the Company received for the securities and the amount the Company will pay the broker-dealer when buying them back represents the interest. At December 31, 2001, the Company did not have any reverse repurchase agreements outstanding.

     Issuance of Debt Securities and Preferred Stock

      Metropolitan engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through Metropolitan Investment Securities, Inc., an affiliated company. At December 31, 2001, the Company had registered $100 million of Series III and Series III-A Debenture Bonds. This debenture bond registration expires April 30, 2002. At December 31, 2001, the Company had registered 6,000,000 shares of preferred stock that carry a $25 issue price for a total preferred stock offering price of $150,000,000. This preferred stock registration expires October 31, 2002.

      For the three month period ended December 31, 2001, $210.0 million in funds provided by the Company’s various liquidity sources were used to (1) invest $181.2 million primarily in receivables, investments and capital expenditures and (2) fund $45.4 million in debt maturities, life and annuity product surrenders, redemption of preferred stock, and the payment of dividends.

      For the three month period ended December 31, 2000, $224.1 million in funds provided by the Company’s various liquidity sources were used to (1) invest $114.1 million primarily in receivables, investments and capital expenditures and (2) fund $48.1 million in debt maturities, life and annuity product surrenders, redemption of preferred stock, and the payment of dividends.

      Management believes that cash, cash equivalents and liquidity provided through the Company’s liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

      Net income for the three month period ended December 31, 2001 was approximately $0.1 million on $35.1 million in revenues compared to a net loss of $4.3 million on $33.9 million in revenues for the three month period ended December 31, 2000. Income before income taxes and minority interest for the three months ended December 31, 2001 was approximately $0.2 million compared to a loss of approximately $6.6 million for the three months ended December 31, 2000.

      The increase in income before income taxes and minority interest of $6.8 million was primarily due to:

•	an increase in net interest spread of $4.1 million,

•	an increase in gains on investments of $2.0 million,

•	a decrease in loan loss provisions of $1.5 million,

•	a decrease in non-interest expense of $3.3 million.

      These changes were partially offset by:

•	a reduction in gains on sales of receivables of $2.5 million,

•	a reduction of fees, commissions, service and other income of $1.6 million

      Management monitors interest sensitive income and expenses as it manages the objectives for the Company’s results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

      The Company is in a “liability sensitive” position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

      During the three month period ended December 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $8.6 million compared to $4.5 million in the prior year’s period. The increase between periods is primarily the result of an increase in fees associated with the Company’s commercial lending activities. Additionally, the average net interest margin increased to 4.17% through December 2001 compared to 2.61% through December 2000. As a result of the increase in the net interest margin, the Company unlocked approximately $0.4 million of deferred acquisition costs at December 31, 2001.

      The Company classifies its investments in debt and equity securities as either “trading” or “available-for-sale”. From time to time, gains or losses are recognized on trading positions and securities classified as “available-for-sale” may be sold at a gain or loss. During the three month periods ended December 31, 2001 and 2000, the Company realized gains of approximately $1.9 million and $1.0 million respectively. Additionally, during the three month period ended December 31, 2000, the Company determined that certain “available-for-sale” investments had other than temporary declines in value. Accordingly, the carrying value of the investments were decreased by approximately $0.9 million, representing the amount impaired. This amount has been recorded in the statement of operations as a loss on investments. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities.

      During the three month period ended December 31, 2001 and 2000, the change in unrealized losses on trading securities, recorded in the Statements of Operations, were approximately $0.7 million and $0.9 million, respectively.

      Loan loss provisions decreased to approximately $1.0 million during the three month period ended December 31, 2001 compared to $2.5 million during the similar three month period ended December 30, 2000. The decrease during the current period was primarily due to a reduction in the acquisitions of real estate contracts and mortgage notes receivable and other receivables from approximately $110.1 million during the three month period ended December 30, 2000 to approximately $52.5 million during the three month period ended December 30, 2001. The reduction in the acquisition and origination of receivables was primarily due to the Company’s planned exit from real estate backed securitization activities. The exit from securitization activities also contributed to a reduction in gains on sales of receivables to approximately $0.3 million during the three month period ended December 31, 2001 compared to gains of approximately $2.8 million during the similar period ended December 31, 2000.

      The following table summarizes changes in the Consolidated Group’s allowance for losses on real estate and other assets for the three month periods ended December 31, 2001 and 2000:

	December 31,

	2001	2000

Beginning balance	$17,171,224	$15,050,115
Provisions	962,831	2,542,546
Charge-offs	(842,909)	(3,106,631)

Ending balance	$17,291,146	$14,486,030

      Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision adjustments. Non-interest expense was approximately $11.0 million for the three month period ended December 30, 2001 compared to $14.3 million for the similar period ended December 31, 2000. The reduction in non-interest expenses during the current period was primarily the result of (1) a $1.6 million increase in administrative expenses charged to affiliates in accordance with established cost sharing agreements, (2) a reduction in full time equivalent employees and other operating expenses as a result of the Company’s planned exit from loan servicing and certain loan origination functions, and (3) a $0.4 million unlocking of deferred acquisition costs. The $3.3 million reduction in non-interest expenses was partially offset by a $1.5 million reduction in loan servicing fee income.

     New Accounting Rules

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently evaluating the impact of this statement on the Company’s consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Management monitors interest sensitive income and expenses as it manages the objectives for the Company’s results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

      The Company is in a “liability sensitive” position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

      During the three month period ended December 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $8.6 million in 2001, compared to $4.5 million in the prior year’s period. The increase between periods is primarily the result of an increase in fees associated with the Company’s commercial lending activities. Additionally, the average net interest margin increased to 4.17% through December 2001 compared to 2.61% through December 2000.

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      None

      (b)     During the quarter ended December 31, 2001, the Registrant filed or furnished the following reports on Form 8-K:

Form 8-K dated October 22, 2001, filed October 26, 2001, reporting the declaration of a stock split for the Registrant’s Variable Rate Cumulative Preferred Stock, Series E-7, under Item 5, Other Events.

Form 8-K dated December 19, 2001, filed December 19, 2001, reporting the unaudited operating results for fiscal quarter ending September 30, 2001, under Item 9, Regulation FD Disclosure.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 13th day of February, 2002 on its behalf by the undersigned, thereunto duly authorized.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr.
Chairman, President, Chief Executive Officer

/s/ STERLING GALLAGHER

Sterling Gallagher
Chief Financial Officer