Form 10-Q
period 2002-03-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2002-05-15
CIK 65384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 001-15595

METROPOLITAN MORTGAGE SECURITIES CO., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	91-0609840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. 1ST AVENUE, SPOKANE, WASHINGTON 99201-5015
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (509)838-3111

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

     Yes [   ] No [   ] N/A.

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common “A”: 97 shares at April 30, 2002.

     Common “B”: 0 shares at April 30, 2002.

METROPOLITAN MORTGAGE SECURITIES CO., INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

METROPOLITAN MORTGAGE SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2002	2001

	(unaudited)
Assets:
Cash and cash equivalents	$20,724,302	$68,019,397
Investments:
Trading securities, at fair value	0	48,832,529
Available-for-sale securities, at fair value	427,354,616	311,803,378
Accrued interest on investments	2,756,244	2,734,943

Total investments	430,110,860	363,370,850

Real estate contracts and mortgage notes receivable, net of discounts and origination fees and net of allowances of $8,940,494 and $11,241,981	492,644,809	426,376,243
Real estate held for sale and development at the lower of cost or market, net of allowances of $5,026,819 and $3,661,247	97,825,847	81,934,751
Other receivable investments, net of discounts and origination fees and net of allowances of $1,563,620 and $2,267,996	160,053,392	173,836,770

Net real estate assets and other receivable investments	750,524,048	682,147,764

Other assets:
Reinsurance receivable	109,156,655	109,608,025
Deferred costs, net	65,029,826	66,755,118
Land, buildings and equipment, net	27,956,933	29,411,423
Mortgage servicing rights, net	824,512	3,994,096
Deferred income taxes	20,759,621	20,894,075
Other assets, net	40,097,792	49,927,066

Total other assets	263,825,339	280,589,803

Total assets	$1,465,184,549	$1,394,127,814

Liabilities:
Life insurance and annuity reserves	$1,018,501,777	$971,216,178
Debenture bonds and accrued interest	334,623,313	300,367,995
Debt payable	58,608,418	39,628,517
Accounts payable and accrued expenses	15,430,431	39,625,703
Minority interest in consolidated subsidiaries	0	2,376,931

Total liabilities	1,427,163,939	1,353,215,324

Stockholders’ equity:
Preferred stock, Series A, B, C, D, E, G and H cumulative with variable rate, $10 par value, authorized 13,325,000, issued 1,256,257 shares and 1,299,254 shares (liquidation preference $35,433,740 and $35,973,840)	12,562,576	12,992,547
Preferred stock, Series E-7 cumulative with variable rate, $2.50 par value, authorized 10,000,000, issued 676,876 shares (liquidation preference $24,503,340 and $16,921,890)	2,450,334	1,692,189
Common stock, Class A, $2,250 par, authorized 222 shares, 97 shares issued and outstanding	218,250	218,250
Additional paid-in capital	31,306,627	26,024,897
Accumulated other comprehensive loss	(4,224,997)	(4,474,411)
Retained earnings	(4,292,180)	4,459,018

Total stockholders’ equity	38,020,610	40,912,490

Total liabilities and stockholders’ equity	$1,465,184,549	$1,394,127,814

     The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenues:
Insurance premiums	$316,137	$357,375	$674,749	$754,880
Interest on receivables	12,135,399	9,993,618	24,402,985	19,382,981
Earned discount on receivables and investments	8,186,275	4,798,450	17,130,762	9,696,043
Other investment income	7,649,054	7,704,365	15,348,956	15,408,807
Real estate sales	3,575,708	3,395,461	5,915,122	9,303,331
Fees, commissions, service and other income	2,278,484	3,455,939	4,240,189	6,878,785
Net losses on investments	(9,737,630)	(8,265,123)	(8,534,453)	(9,077,387)
Net gains on sales of receivables	828,127	88,996	1,176,102	2,917,763

Total revenues	25,231,554	21,529,081	60,354,412	55,265,203

Expenses:
Insurance policy and annuity benefits	12,570,507	12,337,259	25,626,271	23,964,685
Interest, net	7,482,723	6,391,300	15,130,198	12,516,246
Cost of real estate sold	3,531,177	3,382,995	5,831,088	9,114,981
Provision for losses on real estate assets	1,018,621	3,026,400	1,879,870	4,890,957
Provision for losses on other assets	(101,582)	1,291,945	0	1,969,934
Salaries and employee benefits	3,823,927	6,819,183	7,944,858	13,264,390
Commissions to agents	1,648,370	3,609,145	3,670,742	6,760,181
Other operating and underwriting expenses	3,990,603	7,101,782	8,106,208	11,146,261
Amortization of deferred costs, net of costs capitalized	1,582,393	(650,731)	2,302,553	(15,291)

Total expenses	35,546,739	43,309,278	70,491,788	83,612,344

Loss before income taxes and minority interest	(10,315,185)	(21,780,197)	(10,137,376)	(28,347,141)
Income tax benefit	3,578,908	7,575,510	3,547,448	9,880,371

Loss before minority interest	(6,736,277)	(14,204,687)	(6,589,928)	(18,466,770)
(Income) loss of consolidated subsidiaries allocated to minority stockholders	31,111	122,537	(57,671)	134,385

Net loss	(6,705,166)	(14,082,150)	(6,647,599)	(18,332,385)

Preferred stock dividends	(1,050,364)	(1,132,125)	(1,986,710)	(2,293,428)

Loss applicable to common stockholders	$(7,755,530)	$(15,214,275)	$(8,634,309)	$(20,625,813)

     The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net loss	$(6,705,166)	$(14,082,150)	$(6,647,599)	$(18,332,385)

Other comprehensive income (loss), net of income tax:
Cumulative effect of accounting change, net of tax	0	0	0	(240,994)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period *	1,264,519	5,610,646	(2,871,540)	6,912,186
Less: reclassification adjustment for (gains) losses included in net income **	3,827,594	1,305,238	3,120,954	1,387,305

Unrealized gains (losses) on investments	5,092,113	6,915,884	249,414	8,299,491

Net other comprehensive income (loss)	5,092,113	6,915,884	249,414	8,058,497

Comprehensive loss	$(1,613,053)	$(7,166,266)	$(6,398,185)	$(10,273,888)

*	Net of related tax of $672,113 and $2,859,908 for the three months ended March 31, 2002 and 2001, respectively, and $(1,546,059) and $3,534,103 for the six months ended March 31, 2002 and 2001, respectively.

**	Net of related tax of $2,061,011 and $702,820 for the three months ended March 31, 2002 and 2001, respectively, and $1,680,513 and $747,010 for the six months ended March 31, 2002 and 2001, respectively.

     The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Loss	Earnings	Total

Balance, October 1, 2001	$14,684,736	$218,250	$26,024,897	$(4,474,411)	$4,459,018	$40,912,490
Net loss					(6,647,599)	(6,647,599)
Net unrealized losses on available-for- sale securities, net of income tax provision of $134,454				249,414		249,414
Cash dividends, common ($1,205 per share)					(116,889)	(116,889)
Cash dividends, preferred (variable rate)					(1,986,710)	(1,986,710)
Redemption and retirement of preferred stock (60,979 shares)	(609,792)		(2,433,159)			(3,042,951)
Sale of variable rate preferred stock, net (9,380 shares)	937,966		7,714,889			8,652,855

Balance, March 31, 2002	$15,012,910	$218,250	$31,306,627	$(4,224,997)	$(4,292,180)	$38,020,610

     The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,

	2002	2001

Cash flow from operating activities:
Net loss	$(6,647,599)	$(18,332,385)
Adjustments to reconcile net loss to net cash from operating activities:
Proceeds from sales of trading securities	13,590,118	6,444,037
Proceeds from maturities of trading securities	1,020,171	3,089,858
Acquisition of trading securities	(4,669,460)	(8,442,633)
Earned discount on receivables and investments	(17,130,762)	(9,739,667)
Net losses on investments and sales of receivables	7,358,351	6,159,624
Gains on sales of real estate	(84,034)	(188,350)
Provision for losses on real estate assets	1,879,870	4,890,957
Provision for losses on other assets	0	1,969,934
Depreciation and amortization	2,478,106	2,674,009
Minority interests	57,671	(134,386)
Deferred income tax provision (benefit)	134,454	(8,161,143)
Changes in assets and liabilities:
Deferred costs, net	1,725,292	(274,066)
Life insurance and annuity reserves	25,249,790	22,648,377
Compound and accrued interest on debenture bonds and debt payable	2,627,222	3,862,372
Accrued interest on receivables and investments	(5,952,112)	(573,399)
Other assets	1,349,849	11,234,940
Accounts payable and accrued expenses	(4,783,260)	(652,503)
Other, net	(280,707)	(40,873)

Net cash provided by operating activities	17,922,960	16,434,703

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	68,519,607	60,065,046
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	24,127,272	103,801,491
Proceeds from sales of real estate	5,915,122	8,727,741
Proceeds from maturities of available-for-sale investments	33,577,077	2,997,685
Proceeds from sales of available-for-sale investments	83,012,301	51,344,658
Acquisition of real estate contracts and mortgage notes receivable	(121,761,705)	(147,946,692)
Acquisition of other receivable investments	(15,383,914)	(5,772,176)
Purchases of available-for-sale investments	(213,055,238)	(55,559,527)
Purchases of and costs associated with real estate held for sale and development	(4,168,130)	(3,450,422)
Capital expenditures	(275,983)	(649,365)

Net cash provided by (used in) investing activities	$(139,493,591)	$13,558,439

Cash flow from financing activities:
Increase (decrease) in borrowings	$19,286,073	$(9,302,217)
Repayments of debt payable	(401,590)	(566,377)
Receipts from life and annuity products	75,461,674	76,490,809
Withdrawals of life and annuity products	(56,503,287)	(61,922,558)
Ceding of life and annuity products to reinsurers	3,528,792	4,034,520
Issuance of debenture bonds	55,768,204	34,185,926
Repayment of debenture bonds	(24,044,690)	(9,026,708)
Issuance of preferred stock	8,652,855	895,494
Redemption and retirement of preferred stock	(3,042,951)	(6,961,678)
Repurchase of minority interest	(2,325,945)	0
Cash dividends	(2,103,599)	(2,410,317)

Net cash provided by financing activities	74,275,536	25,416,894

Net change in cash and cash equivalents	(47,295,095)	55,410,036
Cash and cash equivalents:
Beginning of period	68,019,397	2,664,035

End of period	$20,724,302	$58,074,071

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	21,812,232	9,886,443
Receivables originated to facilitate the sale of real estate	0	575,590
Transfer of investments from held-to-maturity to available-for-sale	0	59,415,992
Transfer of investments from trading to available-for-sale	38,607,522	0
Mortgage servicing rights retained from securizations	0	1,046,116
Transfers between annuity products	18,397,682	67,734,738

     The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE SECURITIES CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Metropolitan Mortgage Securities Co., Inc. and subsidiaries (the “Company” or “Consolidated Group”) as of March 31, 2002, the results of operations for the three months and six months ended March 31, 2002 and 2001 and the cash flows for the six months ended March 31, 2002 and 2001. The results of operations for the three months and six months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2001 Form 10-K.

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

     Information about the Company’s separate business segments and in total as of and for the six and three month periods ended March 31, 2002 and 2001 is as follows:

	As of and for the six month period ended March 31, 2002

			Property	Intersegment
	Investing	Insurance	Development	Eliminations	Total

Revenues	$4,483,268	$56,756,927	$767,506	$(1,653,289)	$60,354,412
Income (loss) from operations	(22,982,878)	12,781,167	64,335	—	(10,137,376)
Identifiable assets, net	177,108,901	1,212,394,474	73,007,251	2,673,923	1,465,184,549
Depreciation and amortization	1,812,938	164,969	500,199	—	2,478,106
Capital expenditures	242,148	33,835	—	—	275,983

	As of and for the three month period ended March 31, 2002

			Property	Intersegment
	Investing	Insurance	Development	Eliminations	Total

Revenues	$(2,486,442)	$28,352,413	$265,982	$(900,399)	$25,231,554
Income (loss) from operations	(16,244,460)	6,200,485	(271,210)	—	(10,315,185)
Identifiable assets, net	177,108,901	1,212,394,474	73,007,251	2,673,923	1,465,184,549
Depreciation and amortization	918,229	83,714	223,099	—	1,225,042
Capital expenditures	128,507	11,494	—	—	140,001

	As of and for the six month period ended March 31, 2001

			Property	Intersegment
	Investing	Insurance	Development	Eliminations	Total

Revenues	$8,329,954	$49,323,760	$1,905,464	$(4,293,975)	$55,265,203
Income (loss) from operations	(22,571,513)	(5,593,032)	(182,596)	—	(28,347,141)
Identifiable assets, net	322,510,887	1,066,720,622	57,811,791	(157,840,259)	1,289,203,041
Depreciation and amortization	1,974,008	154,802	545,199	—	2,674,009
Capital expenditures	615,846	33,519	—	—	649,365

	As of and for the three month period ended March 31, 2001

			Property	Intersegment
	Investing	Insurance	Development	Eliminations	Total

Revenues	$(1,869,862)	$25,094,890	$375,493	$(2,071,440)	$21,529,081
Income (loss) from operations	(15,829,441)	(5,783,899)	(166,857)	—	(21,780,197)
Identifiable assets, net	322,510,887	1,066,720,622	57,811,791	(157,840,259)	1,289,203,041
Depreciation and amortization	970,211	66,193	277,099	—	1,313,503
Capital expenditures	369,268	6,329	—	—	375,597

3. Preferred Stock Split

     On October 22, 2001, the Company’s Board of Directors declared a stock split of the Company’s Variable Rate Cumulative Preferred Stock, Series E-7 (the “Series E-7 Preferred Stock”). On November 5, 2001, each outstanding share of Series E-7 Preferred Stock was converted into four shares of Series E-7 Preferred Stock. Accordingly, the par value of each such share was adjusted from $10.00 per share to $2.50 per share and the liquidation preference and dividend calculation amount of each such share was adjusted from $100.00 per share to $25.00 per share to reflect the split.

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

General

     Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified institution with assets exceeding $1 billion. Its principal subsidiaries are Western United Life Assurance Company (“Western” or “WULA”), an annuity and life insurance company, and Metwest Mortgage Services, Inc. (“Metwest”), a receivable servicer and loan originator. The Company provides services to certain affiliated entities (the “Affiliated Companies”) for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. (“Summit”), Old Standard Life Insurance Company (“Old Standard”), Old West Life Insurance Annuity Company (“Old West”), Summit Property Development and Metropolitan Investment Securities, Inc. (“MIS”). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr.

Critical Accounting Policies

     The accounting policies described below are those that the Company considers critical in preparing its Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, the estimates could change materially if different information or assumptions are used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Company in preparing its consolidated financial statements is included in Note 2 of the Company’s 2001 Form 10-K.

Asset Valuations

Investments

     The Company classifies its investments in debt and equity securities as “trading,” “available-for-sale,” or “held-to-maturity”. The significant accounting policies related to these investment classifications are as follows:

Trading Securities: Trading securities consist primarily of mortgage- and asset-backed securities and are recorded at fair value based on quoted market prices. Realized and unrealized gains and losses on these securities are included in the consolidated statements of operations.

Available-for-Sale Securities: Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, are carried at quoted and estimated fair values. The Company holds debt securities generated from securitization transactions. For securities without an established market price, estimated fair value is derived from expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities. To the extent that actual experience is less favorable than the assumptions, an impairment in the debt securities could result. The Company periodically assesses the assumptions used in valuing the cash flows and the related carrying value of these securities.

Other available-for-sale securities include government-backed bonds, corporate bonds, equity securities and venture capital investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Company continually monitors its investment portfolio for other than temporary impairment of its securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of income. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost, (2) the circumstances contributing to the decline in fair value, (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

Real Estate Held for Sale and Development

     Real estate held for sale and development is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through acquisition and foreclosure. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) carrying value at the date of foreclosure. Project costs, including interest, associated with the development of real estate are capitalized and included in the cost basis of the real estate.

     Profit on sales of real estate is recognized when the buyers’ initial and continuing investment is adequate to demonstrate (1) a commitment to fulfill the terms of the transaction, (2) that collectibility of the remaining sales price due is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and has transferred all the risks and rewards of ownership to the buyer.

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

Allowances for Losses

Allowance for Losses on Real Estate Contracts and Mortgage Notes Receivable

     Originated commercial loans are individually monitored for impairments. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company establishes a 0.25% allowance for losses that are inherent in the commercial loan portfolio at the balance sheet date.

     The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company establishes an allowance for inherent losses (both principal and interest) on the receivables based primarily on historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in consolidated statement of operations.

Allowance for Losses on Real Estate Held for Sale and Development

     The established allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of an impairment in value of the real property. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. The carrying value of a repossessed property is determined as of the date of repossession of the property. It is based on the lower of fair value or carrying value at the time the property was repossessed. The fair value is based on an appraisal by a licensed independent appraiser at the time of repossession. If expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the consolidated statement of operations.

Life Insurance and Annuity Reserves

     Premiums for universal life insurance contracts and annuities are reported as life insurance and annuity reserves under the deposit method. Reserves for universal life insurance and annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near future.

Liquidity and Capital Resources

     The objective of liquidity management is to provide funds at an acceptable cost to meet demands for receivable purchases and commercial loans and to service other liabilities as they become due. Managing liquidity also enables the Company to take advantage of opportunities for business expansion. The Company finances its business operations and growth with the proceeds from the sale of debenture certificates and preferred stock, annuity and life insurance products, a secured line of credit agreement, reverse repurchase agreements, receivable cash flows, the sale of real estate, the sale of marketable securities, and investment portfolio earnings.

     Recently, the Company changed the focus of its receivable investment strategy away from acquiring residential real estate loans for securitization purposes, as it does not intend to participate in any real estate backed securitizations in the near future. The Company has focused its receivable investment activity on acquiring and holding both residential real estate loans and commercial loans. Historically, proceeds from securitizations were primarily used to pay-down a secured line of credit that was used to fund the acquisition of securitizable product. Therefore, the Company does not believe the change in investment strategy away from securitizations will have a negative effect on its ability to acquire and hold residential and commercial loans.

     The annuity and life insurance business is highly competitive. The Company competes with other financial institutions including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. The Company believes that it is in an advantageous position in this regard because of their earnings capability through investments in receivables compared to that of most other life insurance companies. Additionally, the Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels, service rendered to the customer before and after a policy or contract is issued, and service provided to agents. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If the Company is unable to effectively price its annuities, offer competitive commissions and effectively compete in general for the sale of our annuity products, its liquidity could be adversely affected.

     On October 25, 2001, A.M. Best announced that they were downgrading the financial strength rating of Western from B+ (Very Good) to B (Fair). According to A.M. Best, the rating action reflected Western’s significant investment in mortgages, mortgage-backed bonds, real estate relative to surplus, decreased surrender charge protection on annuity reserves and declining risk-adjusted capitalization, as well as the weakened financial position of Metropolitan, the parent organization. Partially offsetting these items were Western’s historic profitability and ability to grow their core individual annuity lines of business. The Company anticipates that the change in ratings will result in a slight increase to its cost of funds in addition to a slight increase in surrender rates as current policies enter their surrender periods. Prior to the change in ratings, the Company changed the focus of its receivable investment strategy which has resulted in higher yields on investments. Therefore, a slight increase in the cost of funds is expected to be more than offset by the higher yields obtained through the new receivable investment strategy. In response to the rating downgrade, Western has increased their capital through a $17.2 million sale of common stock to Metropolitan in addition to focusing on issuing liabilities with greater surrender charge protection. A.M. Best ratings are performed on an annual basis and the Company does not anticipate any further rating changes in the coming year.

     In 1993, the State of Washington enacted the Risk-Based Capital Model law, which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Western’s capital and surplus levels exceeded the calculated minimum requirements at our statutory reporting period ended December 31, 2001. Recently, Western has maintained adequate levels of capital through the sale of common stock and preferred stock to Metropolitan. To the extent that Metropolitan does not maintain adequate levels of liquidity, Western’s ability to generate capital from affiliates could be adversely affected, which in turn could negatively affect their ability to increase its investments in higher risk-adjusted assets such as commercial loans, real estate and equity investments.

     Western has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At March 31, 2002, Western had a stock investment in the FHLB of approximately $3.2 million, which resulted in a borrowing capacity of approximately $64.0 million, subject to collateral requirements. The collateral used to secure the borrowing is predefined by the FHLB and generally consists of high quality Collateralized Mortgage Obligations. Each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At March 31, 2002, Western had pledged $139.6 million in eligible collateral with a market value of $134.0 million resulting in a borrowing potential of $96.1 million. At March 31, 2002, Western had approximately $42.0 million in outstanding borrowings leaving an unused borrowing potential of approximately $22.0 million based on their FHLB stock investment. In order to increase the unused borrowing potential to match the amount of collateral pledged, Western would be required to purchase approximately $1.6 million in additional FHLB stock.

     Western has entered into a reinsurance agreement with Old Standard, which became effective July 1, 1998 and remained in effect at March 31, 2002. Under this agreement, Western can reinsure with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although each may stop and restart at their discretion upon providing a 30-day advance written notice.

     Metropolitan engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS, an affiliated company. At March 31, 2002, the Company had registered for sale up to $100 million of Series III and Series III-A Debenture Bonds. This debenture bond registration expired April 30, 2002. On April 8, 2002 the Company filed a registration statement on Form S-2 for sale of up to $150,000,000 of Series III and Series III-A Debenture Bonds. This debenture bond registration expires April 30, 2003. At March 31, 2002, the Company had registered for sale up to 6,000,000 shares of Series E-7 preferred stock that carry a $25 issue price for a total preferred stock offering price of $150,000,000. This preferred stock registration expires October 31, 2002.

     Another source of liquidity is derived from payments received on receivable cash flows and the sale of real estate. A decrease in the prepayment rate on receivables or the ability to sell real estate would reduce future cash flows from receivables. Additionally, to increase liquidity, the Company may occasionally sell securities to a broker-dealer under the provision that we will buy them back by a predetermined date for a specific price (i.e., reverse repurchase agreement). At March 31, 2002, the Company did not have any reverse repurchase agreements outstanding.

     The Company’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the State of Washington that limit Western’s investments in real estate related assets to 65% of their statutory assets. Western may not sell non-real estate related assets for liquidity purposes if the re-investment of the sale proceeds will result in real estate assets exceeding 65% of its statutory assets. However, occasionally Western may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Western can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At March 31, 2002, Western had approximately 42% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

     For statutory purposes, Western performs cash flow testing under seven different rate scenarios. An opinion regarding the adequacy of the cash flow testing is filed with the respective states. At the end of calendar year 2001, the results of this cash flow testing process were satisfactory.

     During the six month period ended March 31, 2002, $403.5 million in funds provided by the Company’s various liquidity sources were used to (1) invest $362.4 million primarily in receivables and investments and (2) fund $88.4 million in debt maturities, annuity product surrenders, and the payment of dividends.

     During the six month period ended March 31, 2001, $359.0 million in funds provided by the Company’s various liquidity sources were used to (1) invest $213.4 million primarily in receivables and investments and (2) fund $90.2 million in debt maturities, annuity product surrenders, and the payment of dividends.

Transactions with Affiliates

     Summit was originally organized as a wholly owned subsidiary of Metropolitan. On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation that is controlled by C. Paul Sandifur, Jr. Following the sale, Metropolitan has continued to provide, for a fee, principally all of Summit’s management services.

     Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit through Metropolitan. Following the sale, Mr. Sandifur continues to control Summit through National Summit Corp. Currently, no officer or director of Metropolitan is an officer or director of Summit.

     Metropolitan and Summit entered into the following purchase and sale agreements during the six month period ending March 31, 2002.

     On March 28, 2002, Western agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western. The purchase price of $11.2 million, which was derived from future expected cash flows discounted at a 6.957% market rate, resulted in a gain of approximately $0.6 million. Additionally, on March 29, 2002, Metropolitan agreed to sell to Summit the remaining participation in certain structured settlements that Summit acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million, which was derived from future expected cash flows discounted at an 8.5% market rate, resulted in a gain of approximately $0.2 million. The primary purpose of entering into the lottery trust and structured settlement purchase and sale agreements was to generate additional funds that could be used for commercial lending activities.

     On March 29, 2002, Metropolitan agreed to purchase Summit’s minority investment in Consumers Group Holding Company, a subsidiary of Metropolitan. The purchase price of approximately $2.3 million was based on an estimated fair value of Consumers Group Holding of approximately two times the adjusted book value, discounted to approximately the adjusted book value due to the minority interest nature of the investment.

Delinquency

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $50.8 million at March 31, 2002 and $20.8 million at March 31, 2001.

     The principal amount of other receivables as to which payments were in arrears more than three months was $5.2 million at March 31, 2002 and $6.7 million at March 31, 2001.

Results of Operations

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

     Net loss for the six month period ended March 31, 2002 was approximately $6.6 million on $60.4 million in revenues compared to a net loss of $18.3 million on $55.3 million in revenues for the six month period ended March 31, 2001. Loss before income taxes and minority interest for the six month period ended March 31, 2002 was approximately $10.1 million compared to a loss of approximately $28.3 million for the six month period ended March 31, 2001.

The decrease in loss before income taxes and minority interest of $18.2 million was primarily due to:

•	an increase in net interest spread of $8.0 million,

•	a decrease in realized losses on investments of $0.5 million,

•	a decrease in loan loss provisions of $5.0 million, and

•	a decrease in non-interest expense of $9.1 million.

These changes were partially offset by:

•	a reduction in gains on sales of receivables of $1.7 million,

•	a reduction of fees, commissions, service and other income of $2.6 million.

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

     During the six month period ended March 31, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $16.8 million compared to $8.8 million in the prior year’s period. The increase between periods was primarily the result of an increase in interest spreads relating to the Company’s commercial lending activities. The Company’s average net interest margin increased to 4.10% through March 2002 compared to 2.48% through March 2001. As a result of the increase in the net interest margin, the Company unlocked approximately $0.4 million of deferred acquisition costs during the six month period ended March 31, 2002.

     The following table represents the average yields realized by the Company on interest sensitive assets and liabilities during the six month periods ended March 31, 2002 and 2001 based on average monthly ending balances:

	2002	2001
	Average	Average

Investments	$406,952,167	$307,289,223
Yield	7.30%	8.18%
Real estate contracts	453,813,325	397,655,021
Yield	14.99%	9.56%
Other receivables	177,267,085	185,796,468
Yield	8.49%	10.92%
Life reserves	888,080,805	792,133,923
Yield	5.71%	6.20%
Debentures	322,184,330	253,811,447
Yield	8.97%	8.83%
Debt payable	46,263,578	40,399,003
Yield	6.49%	7.64%

     During the six month period ended March 31, 2001, the Company reported a $9.1 million loss on investments. The loss was primarily the result of reclassifying temporary declines in value of certain investments from accumulated other comprehensive loss in stockholders’ equity to loss on investments as a result of other than temporary impairments and sales. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either “trading” or “available-for-sale” securities. Changes in the fair value of investments that are “trading” are included in earnings. Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes. During the six month period ended March 31, 2001, the Company determined that certain “available-for-sale” investments had other than temporary declines in value. The declines in value resulted from a downgrading of certain securities and a deterioration of expected future cash flows of a certain residual certificate. Accordingly, the Company reclassified $4.4 million from accumulated other comprehensive loss in stockholders’ equity to the statement of operations as a realized loss on investments. Additionally, the Company recorded a realized loss on the sale of a certain investment. The sale resulted in the Company reclassifying approximately $2.6 million from accumulated other comprehensive loss in stockholders’ equity to the statement of operations as a realized loss on investment.

     Additionally, during the six month period March 31, 2001, the Company experienced net mark to market losses on equity investments the Company made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. The performance of the NASDAQ, which lost approximately 50% of its value during the six month period ended March 31, 2001, directly affected the value of the Company’s investments in the limited partnership interests. The value of the equity securities decreased during the six months ended March 31, 2001, thereby decreasing the value of the Company’s investment by approximately $3.4 million. These losses were partially offset by mark to market gains of approximately $1.4 million on other trading investments.

     During the six month period ended March 31, 2002, the Company determined that certain “available-for-sale” residual and other fixed income securities retained from its securitization activities had other-than temporary declines in value. Accordingly, the carrying value of the investments were decreased by approximately $4.6 million, representing the amount impaired. The declines in value were primarily the result of an increase in loss severity and prepayment rates of the underlying collateral. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of securities generated from its securitization activities. Additionally, certain airline related fixed income securities were directly affected by the events surrounding September 11, 2001. A $1.0 million impairment, which had previously been deemed as temporary, was determined to be other than temporary at March 31, 2002. The performance of the NASDAQ, which lost approximately 14.6% of its value since June 30, 2001, has directly affected the Company’s investments in certain equity securities. A $3.8 million impairment, which had previously been deemed as temporary, was determined to be other than temporary at March 31, 2002. The other than temporary impairments on the equity and fixed income securities have been recorded in the statement of operations as a loss on investments. The other than temporary impairments were partially offset by approximately $1.2 million of gains realized on the sale of other investment securities.

     In January 2001, the Company announced a change in its receivable investment strategy away from acquiring residential real estate loans for securitization purposes to acquiring and holding both residential real estate loans and commercial loans. When the Company was investing primarily in residential real estate loans, the allowance for loss was calculated using a large group of homogeneous loans that were collectively evaluated for impairment. For commercial loans, the Company individually evaluates each loan for impairment in accordance with FAS114, “Accounting by Creditors for Impairment of a Loan”, as amended by FAS118 “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure”. FAS114 addresses the accounting by creditors for impairments of a loan by specifying how allowances for credit losses related to certain loans should be determined. According to FAS114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company establishes a 0.25% allowance for losses that are inherent in the commercial loan portfolio at the balance sheet date.

     The change in receivable investment strategy, which has resulted in a change in the mix of receivables being reserved using a specific reserve methodology (commercial loans) versus a homogeneous pool methodology (residential loans), has contributed to the loan loss provisions decreasing to approximately $1.9 million during the six month period ended March 31, 2002 compared to $4.9 million during the similar six month period ended March 31, 2001. Additionally, during the six month period ended March 31, 2001 the Company reserved approximately $1.0 million for non-recoverable servicer advances and late charges related to the April 2001 servicing sale.

     Provision for losses on other assets decreased from $1.9 million during the six month period ended March 31, 2001 to no reserve requirements during the similar time period ended March 31, 2002. The $1.9 million reserve requirement during the six month period ended March 31, 2001 was the result of the Company adjusting its loss reserve assumptions on equipment lease receivables based on historical experience. The Company, which no longer originates equipment leases, expects that the loss allowance at March 31, 2002 will be adequate to cover the expected future losses that are inherent in the equipment lease receivable portfolio as of March 31, 2002.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the six month periods ended March 31, 2002 and 2001:

	March 31,

	2002	2001

Beginning balance	$17,171,224	$15,050,115
Provisions	1,879,870	6,860,891
Charge-offs	(3,520,161)	(5,610,116)

Ending balance	$15,530,933	$16,300,890

     Gains on sales of receivables decreased to approximately $1.2 million during the three month period ended March 31, 2002 from approximately $2.9 million during the similar time period ended March 31, 2001. The decrease in the current period was primarily due to the Company’s planned exit from real estate backed securitization activities. Partially offsetting the reduction in gains was a $0.8 million gain on the sale of other receivable investments to our affiliates. Western agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western. The purchase price of $11.2 million was derived from future expected cash flows discounted at a 6.957% market rate. Additionally, Metropolitan agreed to sell to Summit the remaining participation in certain structured settlements that Summit acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million was derived from future expected cash flows discounted at an 8.5% market rate. The primary purpose of entering into the lottery trust and structured settlement purchase and sale agreements was to generate additional funds that could be used for commercial lending activities.

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and provision for losses. Non-interest expense was approximately $22.0 million for the six month period ended March 31, 2002 compared to $31.1 million for the similar period ended March 31, 2001. The reduction in non-interest expenses during the current period was primarily the result of (1) a $2.8 million increase in administrative expenses charged to affiliates in accordance with established cost sharing agreements, (2) a reduction in full time equivalent employees and other operating expenses as a result of the Company’s planned exit from loan servicing and certain loan origination functions, and (3) a reduction in deferred policy acquisition amortization due to an increase in investment spreads. The reduction in non-interest expenses during the current period was partially offset by a $2.5 million reduction in loan servicing fee income. Additionally, during the six month period ended March 31, 2001, the Company incurred severance, software and equipment charges of $1.8 million associated with the termination of certain staff and discontinuance of certain loan origination sources, and participation expenses associated with the completion of certain timeshare sale and servicing programs.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net loss for the three month period ended March 31, 2002 was approximately $6.7 million on $25.2 million in revenues compared to a net loss of $14.1 million on $21.5 million in revenues for the three month period ended March 31, 2001. Loss before income taxes and minority interest for the three months ended March 31, 2002 was approximately $10.3 million compared to a loss of approximately $21.8 million for the three months ended March 31, 2001.

The decrease in loss before income taxes and minority interest of $11.5 million was primarily due to:

•	an increase in net interest spread of $3.9 million,

•	a decrease in loan loss provisions of $3.4 million,

•	a decrease in non-interest expense of $5.8 million, and

•	an increase in gains on sale of receivables of $0.7 million.

These changes were partially offset by:

•	an increase in losses on investments of $1.5 million and

•	a reduction of fees, commissions, service and other income of $1.0 million.

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

     During the three month period ended March 31, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $8.2 million compared to $4.3 million in the prior year’s period. The increase between periods was primarily the result of an increase in interest spreads relating to the Company’s commercial lending activities.

     During the three month period ended March 31, 2001, the Company reported an $8.3 million loss on investments. The loss was primarily the result of reclassifying temporary declines in value of certain investments from accumulated other comprehensive loss in stockholders’ equity to loss on investments as a result of permanent impairments and sales. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either “trading” or “available-for-sale” securities. Changes in the fair value of investments that are “trading” are included in earnings. Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and reported as a separate component of stockholders’ equity. During the three month period ended March 31, 2001, the Company determined that certain “available-for-sale” investments had other than temporary declines in value. The declines in value resulted from a downgrading of certain securities and a deterioration of expected future cash flows of a certain residual certificate. Accordingly, the Company reclassified $3.7 million from accumulated other comprehensive loss in stockholders’ equity to the statement of operations as a loss on investments. Additionally, the Company recorded a realized loss on the sale of a certain investment. The sale resulted in the Company reclassifying approximately $2.6 million from accumulated other comprehensive loss in stockholders’ equity to the statement of operations as a realized loss on investment. The Company also experienced a decline in the value of other trading investments that resulted in a mark to market adjustment of approximately $1.3 million.

     During the three month period ended March 31, 2002, the Company determined that certain “available-for-sale” residual and other fixed income securities retained from its securitization activities had other than temporary declines in value. Accordingly, the carrying value of the investments was decreased by approximately $4.6 million, representing the amount impaired. The declines in value were primarily the result of an increase in loss severity and prepayment rates of the underlying collateral. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of securities generated from its securitization activities. Additionally, certain airline related fixed income securities were directly affected by the events surrounding September 11, 2001. A $1.0 million impairment, which had previously been deemed as temporary, was determined to be other than temporary at March 31, 2002. The performance of the NASDAQ, which lost approximately 14.6% of its value since June 30, 2001, has directly affected the Company’s investments in certain equity securities. A $3.8 million impairment, which had previously been deemed as temporary, was determined to be other than temporary at March 31, 2002. The other than temporary impairments on the equity and fixed income securities have been recorded in the statement of operations as a loss on investments.

     In January 2001, the Company announced a change in its receivable investment strategy away from acquiring residential real estate loans for securitization purposes to acquiring and holding both residential real estate loans and commercial loans. When the Company was investing primarily in residential real estate loans, the allowance for loss was calculated using a large group of homogeneous loans that were collectively evaluated for impairment. For commercial loans, the Company individually evaluates each loan for impairment in accordance with FAS114, “Accounting by Creditors for Impairment of a Loan”, as amended by FAS118 “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure”. FAS114 addresses the accounting by creditors for impairments of a loan by specifying how allowances for credit losses related to certain loans should be determined. According to FAS114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company establishes a 0.25% allowance for losses that are inherent in the commercial loan portfolio at the balance sheet date.

     The change in receivable investment strategy, which has resulted in a change in the mix of receivables being reserved for using a specific reserve methodology (commercial loans) versus a homogeneous pool methodology (residential loans), has contributed to the loan loss provisions decreasing to approximately $1.0 million during the three month period ended March 31, 2002 compared to $3.0 million during the similar three month period ended March 31, 2001. Additionally, during the three month period ended March 31, 2001 the Company reserved approximately $1.0 million for non-recoverable servicer advances and late charges related to the April 2001 servicing sale.

     Provision for losses on other assets decreased from $1.3 million during the three month period ended March 31, 2001 to a $0.1 million reserve release during the similar time period ended March 31, 2002. The $1.3 million reserve requirement during the three month period ended March 31, 2001 was the result of the Company adjusting its loss reserve assumptions on equipment lease receivables based on historical experience. The Company, which no longer originates equipment leases, expects that the loss allowance at March 31, 2002 will be adequate to cover the expected future losses that are inherent in the equipment lease receivable portfolio as of March 31, 2002.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the three month periods ended March 31, 2002 and 2001:

	March 31,

	2002	2001

Beginning balance	$17,291,146	$14,486,030
Provisions	917,039	4,318,345
Charge-offs	(2,677,252)	(2,503,485)

Ending balance	$15,530,933	$16,300,890

     Gains on sales of receivables increased to approximately $0.8 million during the three month period ended March 31, 2002 from approximately $0.1 million during the similar time period ended March 31, 2001. The increase in the current period was primarily due to a $0.8 million gain on the sale of other receivable investments to our affiliates. Western agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western. The purchase price of $11.2 million was derived from future expected cash flows discounted at a 6.957% market rate. Additionally, Metropolitan agreed to sell to Summit the remaining participation in certain structured settlements that Summit acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million was derived from future expected cash flows discounted at an 8.5% market rate. The primary purpose of entering into the lottery trust and structured settlement purchase and sale agreements was to generate additional funds that could be used for commercial lending activities.

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and provision for losses. Non-interest expense was approximately $11.0 million for the three month period ended March 31, 2002 compared to $16.8 million for the similar period ended March 31, 2001. The reduction in non-interest expenses during the current period was primarily the result of (1) a $1.2 million increase in administrative expenses charged to affiliates in accordance with established cost sharing agreements, (2) a reduction in full time equivalent employees and other operating expenses as a result of the Company’s planned exit from loan servicing and certain loan origination functions, and (3) a reduction in deferred policy acquisition amortization due to an increase in investment spreads. The reduction in non-interest expenses during the current period was partially offset by a $1.0 million reduction in loan servicing fee income. Additionally, during the three month period ended March 31, 2001, the Company incurred severance, software and equipment charges of $1.8 million associated with the termination of certain staff and discontinuance of certain loan origination sources, and participation expenses associated with the completion of certain timeshare sale and servicing programs.

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

     During the six month period ended March 31, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $16.8 million compared to $8.8 million in the prior year’s period. The increase between periods was primarily the result of an increase in interest spreads relating to the Company’s commercial lending activities. The Company’s average net interest margin increased to 4.10% through March 2002 compared to 2.48% through March 2001.

     During the three month period ended March 31, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $8.2 million compared to $4.3 million in the prior year’s period. The increase between periods was primarily the result of an increase in interest spreads relating to the Company’s commercial lending activities.

PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	During the quarter ended March 31, 2002, the Registrant filed or furnished the following reports on Form 8-K:

Form 8-K dated January 25, 2002, filed January 25, 2002, reporting the announcement of the listing of its Variable Rate Cumulative Preferred Stock, Series E-7, on the American Stock Exchange under the symbol “MPD.pr”., under Item 5, Other Events.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 15th day of May, 2002 on its behalf by the undersigned, thereunto duly authorized.

METROPOLITAN MORTGAGE SECURITIES CO., INC

/s/ C. PAUL SANDIFUR, JR

C. Paul Sandifur, Jr. Chairman, President, Chief Executive Officer

/s/ ROBERT A. NESS

Robert A. Ness Principal Accounting Officer