Form 10-Q
period 2002-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2002-08-14
CIK 65384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from            to

     Commission file number 001-15595

METROPOLITAN MORTGAGE & SECURITIES CO., INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-0609840 (I.R.S. Employer Identification No.)

601 W. 1ST AVENUE, SPOKANE, WASHINGTON 99201-5015
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (509)838-3111

Former name, former address and former fiscal year, if changed since last report: N/A.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ N/A.

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common “A”: 97 shares at July 31, 2002. Common “B”: 0 shares at July 31, 2002.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets As of June 30, 2002 and September 30, 2001

Consolidated Statements of Operations Three Months Ended June 30, 2002 and 2001 Nine Months Ended June 30, 2002 and 2001

Consolidated Statements of Comprehensive Income (Loss) Three Months Ended June 30, 2002 and 2001 Nine Months Ended June 30, 2002 and 2001

Consolidated Statement of Stockholders’ Equity Nine Months Ended June 30, 2002

Consolidated Statements of Cash Flows Nine Months Ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2001

	(unaudited)
Assets:
Cash and cash equivalents	$39,397,285	$68,019,397
Investments:
Trading securities, at fair value	—	48,832,529
Available-for-sale securities, at fair value	426,760,221	311,803,378
Held to maturity securities, at amortized cost	26,044,919	—
Accrued interest on investments	2,909,583	2,734,943

Total investments	455,714,723	363,370,850

Real estate contracts and mortgage notes receivable, net of discounts and origination fees and net of allowances of $9,328,642 and $11,241,981	538,122,852	426,376,243
Real estate held for sale and development at the lower of cost or market, net of allowances of $2,725,375 and $3,661,247	96,056,873	81,934,751
Other receivable investments, net of discounts and origination fees and net of allowances of $1,025,946 and $2,267,996	158,791,433	173,836,770

Net real estate assets and other receivable investments	792,971,158	682,147,764

Other assets:
Reinsurance receivable	141,088,780	109,608,025
Deferred costs, net	66,913,163	66,755,118
Land, buildings and equipment, net	27,529,092	29,411,423
Mortgage servicing rights, net	749,512	3,994,096
Deferred income taxes	18,393,552	20,894,075
Other assets, net	51,066,887	49,927,066

Total other assets	305,740,986	280,589,803

Total assets	$1,593,824,152	$1,394,127,814

Liabilities:
Life insurance and annuity reserves	$1,090,485,405	$971,216,178
Debenture bonds and accrued interest	343,989,936	300,367,995
Debt payable	77,575,275	39,628,517
Accounts payable and accrued expenses	30,920,598	39,625,703
Minority interest in consolidated subsidiaries	—	2,376,931

Total liabilities	1,542,971,214	1,353,215,324

Stockholders’ equity:
Preferred stock, Series A, B, C, D, E, G and H cumulative with variable rate, $10 par value, authorized 13,325,000, issued 1,224,600 shares and 1,299,254 shares (liquidation preference $33,971,910 and $35,973,840)	12,245,995	12,992,547
Preferred stock, Series E-7 cumulative with variable rate, $2.50 par value, authorized 10,000,000, issued 1,427,270 and 676,876 shares (liquidation preference $35,681,760 and $16,921,890)	3,568,176	1,692,189
Common stock, Class A, $2,250 par, authorized 222 shares, 97 shares issued and outstanding	218,250	218,250
Additional paid-in capital	39,611,420	26,024,897
Accumulated other comprehensive income (loss)	462,043	(4,474,411)
Retained earnings	(5,252,946)	4,459,018

Total stockholders’ equity	50,852,938	40,912,490

Total liabilities and stockholders’ equity	$1,593,824,152	$1,394,127,814

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Insurance premiums	$324,922	$354,287	$999,671	$1,109,167
Interest on receivables	14,334,051	10,178,798	38,737,036	29,517,926
Earned discount on receivables and investments	9,435,537	5,184,328	26,566,299	14,923,995
Other investment income	7,928,615	7,920,730	23,277,571	23,329,689
Real estate sales	6,406,795	3,374,389	12,321,917	12,677,720
Fees, commissions, service and other income	1,631,917	3,605,909	5,872,106	10,484,771
Net losses on investments	(5,385,246)	(1,114,192)	(13,919,699)	(10,191,579)
Net gains (losses) on sales of receivables	—	(1,650,266)	1,176,102	1,267,497

Total revenues	34,676,591	27,853,983	95,031,003	83,119,186

Expenses:
Insurance policy and annuity benefits	13,010,835	12,657,617	38,637,106	36,622,302
Interest, net	7,917,364	6,563,494	23,047,562	19,079,740
Cost of real estate sold	5,112,908	3,324,508	10,943,996	12,439,489
Provision for losses on real estate assets	2,033,832	3,338,995	3,913,702	8,229,952
Provision for (recovery of) losses on other assets	(1,167,266)	55,065	(1,167,266)	2,024,999
Salaries and employee benefits	3,806,811	5,623,385	11,751,669	18,887,775
Commissions to agents	2,016,829	2,366,749	5,687,571	9,126,930
Other operating and underwriting expenses	3,430,056	6,499,368	11,536,264	17,645,629
Decrease (increase) in deferred acquisition costs, net of amortization	(2,017,238)	869,141	285,315	853,850

Total expenses	34,144,131	41,298,322	104,635,919	124,910,666

Income (loss) before income taxes and minority interest	532,460	(13,444,339)	(9,604,916)	(41,791,480)
Income tax benefit (provision)	(166,142)	18,824,088	3,381,306	28,704,459

Income (loss) before minority interest	366,318	5,379,749	(6,223,610)	(13,087,021)
Income of consolidated subsidiaries allocated to minority stockholders	—	(358,067)	(57,671)	(223,682)

Net income (loss)	366,318	5,021,682	(6,281,281)	(13,310,703)
Preferred stock dividends	(1,268,639)	(1,018,552)	(3,255,349)	(3,311,980)

Income (loss) applicable to common stockholders	$(902,321)	$4,003,130	$(9,536,630)	$(16,622,683)

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$366,318	$5,021,682	$(6,281,281)	$(13,310,703)

Other comprehensive income (loss), net of income tax:
Cumulative effect of accounting change, net of tax	0	0	0	(240,994)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period *	8,958,622	(1,174,935)	6,087,082	5,737,251
Less: reclassification adjustment for (gains) losses included in net income **	(4,271,582)	(97,324)	(1,150,628)	1,289,981

Unrealized gains (losses) on investments	4,687,040	(1,272,259)	4,936,454	7,027,232

Net other comprehensive income (loss)	4,687,040	(1,272,259)	4,936,454	6,786,238

Comprehensive income (loss)	$5,053,358	$3,749,423	$(1,344,827)	$(6,524,465)

*	Net of related tax of $4,666,151 and $(444,814) for the three months ended June 30, 2002 and 2001, respectively, and $3,120,092 and $3,089,289 for the nine months ended June 30, 2002 and 2001, respectively.

**	Net of related tax of $(2,300,082) and $(52,405) for the three months ended June 30, 2002 and 2001, respectively, and $(619,569) and $694,605 for the nine months ended June 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Loss	Earnings	Total

Balance, October 1, 2001	$14,684,736	$218,250	$26,024,897	$(4,474,411)	$4,459,018	$40,912,490
Net loss					(6,281,281)	(6,281,281)
Net unrealized gains on available-for- sale securities, net of income tax provision of $2,500,523				4,936,454		4,936,454
Cash dividends, common stock ($1,205 per share)					(175,334)	(175,334)
Cash dividends, preferred stock (variable rate)					(3,255,349)	(3,255,349)
Redemption and retirement of preferred stock (95,277 shares)	(952,772)		(3,838,636)			(4,791,408)
Sale of variable rate preferred stock, net (20,822 shares)	2,082,207		17,425,159			19,507,366

Balance, June 30, 2002	$15,814,171	$218,250	$39,611,420	$462,043	$(5,252,946)	$50,852,938

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,

	2002	2001

Cash flow from operating activities:
Net loss	$(6,281,281)	$(13,310,703)
Adjustments to reconcile net loss to net cash from operating activities:
Proceeds from sales of trading securities	13,590,118	38,276,656
Proceeds from maturities of trading securities	1,020,171	5,044,525
Purchases of trading securities	(4,669,460)	(40,549,270)
Earned discount on receivables and investments	(26,566,299)	(14,923,995)
Net losses on investments and sales of receivables	12,743,597	8,924,082
Gains on sales of real estate	(1,377,921)	(238,231)
Provision for losses on real estate assets	3,913,702	8,229,952
Provision for (recovery of) losses on other assets	(1,167,266)	2,024,999
Depreciation and amortization	3,846,021	3,953,276
Minority interests	57,671	223,682
Deferred income tax provision (benefit)	2,500,523	(8,703,999)
Changes in assets and liabilities:
Deferred costs, net	(158,045)	638,587
Life insurance and annuity reserves	38,476,934	34,736,887
Compound and accrued interest on debenture bonds and debt payable	5,925,345	6,589,796
Accrued interest on receivables and investments	(6,658,968)	(2,405,428)
Other assets	(8,294,883)	(3,966,250)
Accounts payable and accrued expenses	(4,321,837)	8,020,651
Other, net	359,692	(504,008)

Net cash provided by operating activities	22,937,814	32,061,209

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	156,951,452	94,343,016
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	19,554,515	119,881,353
Proceeds from sales of real estate	9,921,637	12,102,130
Proceeds from maturities of available-for-sale investments	43,027,393	8,813,262
Proceeds from sales of available-for-sale investments	140,479,545	74,555,106
Acquisition of real estate contracts and mortgage notes receivable	(239,034,417)	(189,156,320)
Acquisition of other receivable investments	(17,603,820)	(10,003,112)
Purchases of available-for-sale investments	(266,618,363)	(108,558,001)
Purchases of held-to-maturity investments	(25,944,429)	—
Purchases of and costs associated with real estate held for sale and development	(5,690,615)	(12,604,452)
Capital expenditures	(791,777)	(549,095)

Net cash provided by (used in) investing activities	(185,748,879)	(11,176,113)

Cash flow from financing activities:
Increase (decrease) in debt payable	39,400,000	(9,302,217)
Repayments of debt payable	(1,596,497)	(686,630)
Receipts from life and annuity products	162,095,252	113,858,387
Withdrawals of life and annuity products	(85,715,436)	(92,307,083)
Ceding of life and annuity products to reinsurers	(26,684,890)	6,034,094

	Nine Months Ended
	June 30,

	2002	2001

Issuance of debenture bonds	66,934,049	45,201,635
Repayment of debenture bonds	(29,094,198)	(11,224,800)
Issuance of preferred stock	19,507,366	895,494
Redemption and retirement of preferred stock	(4,791,408)	(10,582,877)
Repurchase of minority interest	(2,434,602)	—
Cash dividends	(3,430,683)	(3,512,313)

Net cash provided by financing activities	134,188,953	38,373,690

Net change in cash and cash equivalents	(28,622,112)	59,258,786
Cash and cash equivalents:
Beginning of period	68,019,397	2,664,035

End of period	$39,397,285	$61,922,821

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	23,250,298	16,373,523
Receivables originated to facilitate the sale of real estate	2,400,280	575,590
Transfer of investments from held-to-maturity to available-for-sale	—	59,415,992
Transfer of investments from trading to available-for-sale	38,607,522	—
Mortgage servicing rights retained from securizations	—	1,046,116
Transfers between annuity products	40,023,788	79,168,414
Timing difference on settlements of securities sales	4,147,031	—
Timing difference on settlements of securities purchases	15,292,250	1,543,466

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries (the “Company” or “Consolidated Group”) as of June 30, 2002, the results of operations for the three months and nine months ended June 30, 2002 and 2001 and the cash flows for the nine months ended June 30, 2002 and 2001. The results of operations for the three months and nine months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2001 Form 10-K.

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported and were not considered material.

2. Segment Reporting

     The Company principally operates in three industry segments which encompass: (1) investing in real estate contracts and mortgage notes receivable, other receivables and investment securities; (2) insurance and annuity operations; and (3) property development activities. The insurance and annuity segment also invests a substantial portion of the proceeds from insurance and annuity operations in real estate contracts and mortgage notes receivables, other receivables and investment securities. All transactions between segments are eliminated. The Company allocates certain overhead and operating expenses amongst its segments.

     Information about the Company’s separate business segments and in total as of and for the nine and three month periods ended June 30, 2002 and 2001 is as follows:

	As of and for the nine month period ended June 30, 2002

		Insurance	Property	Intersegment
	Investing	and Annuity	Development	Eliminations	Total

Revenues	$17,446,430	$79,382,847	$1,450,214	$(3,248,488)	$95,031,003
Income (loss) from operations	(25,721,147)	15,224,686	891,545	0	(9,604,916)
Identifiable assets, net	184,113,517	1,333,544,067	73,808,802	2,357,766	1,593,824,152
Depreciation and amortization	2,888,991	247,679	709,351	0	3,846,021
Capital expenditures	635,102	156,675	0	0	791,777

	As of and for the three month period ended June 30, 2002

		Insurance	Property	Intersegment
	Investing	and Annuity	Development	Eliminations	Total

Revenues	$12,963,162	$22,625,920	$682,708	$(1,595,199)	$34,676,591
Income (loss) from operations	(2,738,269)	2,443,519	827,210	0	532,460
Identifiable assets, net	184,113,517	1,333,544,067	73,808,802	2,357,766	1,593,824,152
Depreciation and amortization	1,076,053	82,710	209,152	0	1,367,915
Capital expenditures	392,954	122,840	0	0	515,794

	As of and for the nine month period ended June 30, 2001

		Insurance	Property	Intersegment
	Investing	and Annuity	Development	Eliminations	Total

Revenues	$14,663,663	$72,100,782	$2,169,733	$(5,814,992)	$83,119,186
Income (loss) from operations	(41,436,242)	(428,210)	72,972	0	(41,791,480)
Identifiable assets, net	169,277,017	1,089,120,013	66,646,165	5,255,724	1,330,298,919
Depreciation and amortization	2,897,176	233,801	822,299	0	3,953,276
Capital expenditures	515,576	33,519	0	0	549,095

	As of and for the three month period ended June 30, 2001

		Insurance	Property	Intersegment
	Investing	and Annuity	Development	Eliminations	Total

Revenues	$(1,748,359)	$30,830,757	$264,269	$(1,492,684)	$27,853,983
Income (loss) from operations	(18,570,227)	5,217,828	(91,940)	0	(13,444,339)
Identifiable assets, net	169,277,017	1,089,120,013	66,646,165	5,255,724	1,330,298,919
Depreciation and amortization	1,893,379	145,192	554,199	0	2,592,770
Capital expenditures	268,998	6,329	0	0	275,327

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

General

     Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified institution with assets exceeding $1.5 billion. Its principal subsidiaries are Western United Life Assurance Company (“Western” or “WULA”), an annuity and life insurance company, and Metwest Mortgage Services, Inc. (“Metwest”), a receivable servicer and loan originator. The Company provides services to certain affiliated entities (the “Affiliated Companies”) for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. (“Summit”), Old Standard Life Insurance Company (“Old Standard”), Old West Life Insurance & Annuity Company (“Old West”), Summit Property Development and Metropolitan Investment Securities, Inc. (“MIS”). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr.

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

Available-for-Sale Securities: Available-for-sale securities, consisting of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Company continually monitors its investment portfolio for other than temporary impairment of its securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities the Company also considers the credit rating and the amount of credit support available for the security.

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

Deferred Costs

     Deferred acquisition costs, consisting of commissions to agents and other insurance underwriting and annuity policy costs, are deferred. Cost for annuity contracts and life insurance policies are amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred acquisition costs is adjusted accordingly; such adjustments would be included in the consolidated statement of operations.

Allowances for Losses

Allowance for Losses on Real Estate Contracts and Mortgage Notes Receivable

     Originated commercial loans are individually monitored for impairments. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company has established a 0.25% allowance for losses that represent inherent losses within the commercial loan portfolio at the balance sheet date.

     The remaining real estate contracts and mortgage notes receivable portfolio consists of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company establishes an allowance for inherent losses (both principal and interest) on the receivables based primarily on historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in consolidated statement of operations.

Allowance for Losses on Real Estate Held for Sale and Development

     The established allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of an impairment in value of the real property. The Company reviews its real estate properties for impairment in value periodically or whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. The carrying value of a repossessed property is determined as of the date of repossession of the property. It is based on the lower of fair value or carrying value at the time the property was repossessed. The fair value is based on an appraisal by a licensed independent appraiser at the time of repossession. If expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the consolidated statement of operations.

Life Insurance and Annuity Reserves

     Premiums for universal life insurance contracts and annuities are reported as life insurance and annuity reserves under the deposit method. Reserves for universal life insurance and annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of possible changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the future.

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

     Recently, the Company changed the focus of its receivable investment strategy away from acquiring residential real estate loans for securitization purposes, as it does not intend to participate in any real estate backed securitizations in the near future. The Company has focused its receivable investment activity on acquiring, originating and holding both residential real estate loans and commercial loans. Historically, proceeds from securitizations were primarily used to pay-down a secured line of credit that was used to fund the acquisition of securitizable product. Therefore, the Company does not believe the change in investment strategy away from securitizations will have a negative effect on its ability to acquire and hold residential and commercial loans.

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

     The Company anticipates that the change in ratings will result in a slight increase to its cost of funds in addition to a slight increase in surrender rates as current policies enter their surrender periods. Prior to the change in ratings, the Company changed the focus of its receivable investment strategy that has resulted in higher yields on investments. Therefore, a slight increase in the cost of funds is expected to be offset by the higher yields obtained through the new receivable investment strategy. In response to the rating downgrade, Western has increased their capital through a $17.2 million sale of common stock to Metropolitan in addition to focusing on issuing liabilities with greater surrender charge protection. A.M. Best ratings are performed on an annual basis and the Company does not anticipate any further rating changes in the coming year.

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

     Western has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At June 30, 2002, Western had a stock investment in the FHLB of approximately $3.5 million, which resulted in a borrowing capacity of approximately $70.0 million, subject to collateral requirements. The collateral used to secure the borrowing is predefined by the FHLB and generally consists of high quality Collateralized Mortgage Obligations. Each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At June 30, 2002, Western had pledged $218.3 million in eligible collateral with a market value of $222.0 million resulting in a borrowing potential of $170.6 million. At June 30, 2002, Western had approximately $61.4 million in outstanding borrowings leaving an unused borrowing potential of approximately $9.6 million based on their FHLB stock investment. In order to increase the unused borrowing potential to match the amount of collateral pledged, Western would be required to purchase approximately $5.0 million in additional FHLB stock.

     Western has entered into a reinsurance agreement with Old Standard, which became effective July 1, 1998 and remained in effect at June 30, 2002. Under this agreement, Western can reinsure with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although each may stop and restart at their discretion upon providing a 30-day advance written notice.

     Metropolitan engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS, an affiliated company. At June 30, 2002, the Company had registered for sale up to $150.0 million of Series III and Series III-A Debenture Bonds. This debenture bond registration expires April 30, 2003. At June 30, 2002, the Company had registered for sale up to 6,000,000 shares of Series E-7 preferred stock that carry a $25 issue price for a total preferred stock offering price of $150.0 million. This preferred stock registration expires October 31, 2002.

     Another source of liquidity is derived from payments received on receivable cash flows and the sale of real estate. A decrease in the prepayment rate on receivables or the ability to sell real estate would reduce future cash flows from receivables. Additionally, to increase liquidity, the Company may occasionally sell securities to a broker-dealer under the provision that we will buy them back by a predetermined date for a specific price (i.e., reverse repurchase agreement). At June 30, 2002, the Company did not have any reverse repurchase agreements outstanding.

     The Company’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the State of Washington that limit Western’s investments in real estate related assets to 65% of their statutory assets. Western may not sell non-real estate related assets for liquidity purposes if the re-investment of the sale proceeds will result in real estate assets exceeding 65% of its statutory assets. However, occasionally Western may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Western can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At June 30, 2002, Western had approximately 60% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

     For statutory purposes, Western performs cash flow testing under seven different rate scenarios. An opinion regarding the adequacy of the cash flow testing is filed with the respective states. At December 31, 2001, the results of this cash flow testing process were satisfactory.

     During the nine month period ended June 30, 2002, $683.2 million in funds provided by the Company’s various liquidity sources were used to (1) invest $558.1 million primarily in receivables and investments and (2) fund $153.7 million in debt maturities, annuity product surrenders, and the payment of dividends.

     During the nine month period ended June 30, 2001, $509.3 million in funds provided by the Company’s various liquidity sources were used to (1) invest $322.4 million primarily in receivables and investments and (2) fund $127.6 million in debt maturities, annuity product surrenders, and the payment of dividends.

Transactions with Affiliates

     Summit was originally organized as a wholly owned subsidiary of Metropolitan. On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation that is controlled by C. Paul Sandifur, Jr. Following this sale, Metropolitan has continued to provide, for a fee, principally all of Summit’s management services.

     Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit through Metropolitan. Following the sale, Mr. Sandifur continues to control Summit through National Summit Corp. Currently, no officer or director of Metropolitan is an officer or director of Summit.

     Metropolitan and Summit entered into the following purchase and sale agreements during the nine month period ending June 30, 2002.

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

Delinquency

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $39.2 million at June 30, 2002 and $19.5 million at June 30, 2001. The increase from June 30, 2001 to June 30, 2002 was primarily due to a growth in the Company’s commercial loan receivables, which have principal balances that are larger than principal balances on residential real estate receivables.

     The principal amount of other receivables as to which payments were in arrears more than three months was $10.5 million at June 30, 2002 and $8.5 million at June 30, 2001.

Results of Operations

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

     Net loss for the nine month period ended June 30, 2002 was approximately $6.3 million on $95.0 million in revenues compared to a net loss of $13.3 million on $83.1 million in revenues for the nine month period ended June 30, 2001. Loss before income taxes and minority interest for the nine month period ended June 30, 2002 was approximately $9.6 million compared to a loss of approximately $41.8 million for the nine month period ended June 30, 2001.

The decrease in loss before income taxes and minority interest of $32.2 million was primarily due to:

•	an increase in net interest spread of $14.7 million,

•	a decrease in loan loss provisions of $7.5 million,

•	a decrease in non-interest expense of $17.3 million and

•	an increase in gains on sales of real estate of $1.2 million.

These changes were partially offset by:

•	an increase in realized losses on investments of $3.7 million and

•	a reduction of fees, commissions, service and other income of $4.6 million.

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

     During the nine month period ended June 30, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $27.9 million compared to $13.2 million in the prior year’s period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities. During the nine month period ended June 30, 2002, the average monthly investment in interest earning assets was approximately $1.1 billion compared to $0.9 billion during the same period the previous year. Additionally, the Company’s average net interest margin increased to 4.14% through June 2002 compared to 2.42% through June 2001. As a result of the increase in the net interest margin, the Company unlocked $0.4 million of deferred acquisition costs during the nine month period ended June 30, 2002.

     The following table represents the average yields realized by the Company on interest sensitive assets and liabilities during the nine month periods ended June 30, 2002 and 2001 based on average monthly ending balances:

	2002	2001
	Average	Average

Investments	$416,112,646	$323,151,434
Yield	7.27%	8.14%

Real estate contracts	477,438,881	397,031,497
Yield	15.20%	10.80%

Other receivables	173,156,878	183,491,606
Yield	8.36%	8.92%

Life reserves	901,748,248	804,091,774
Yield	5.82%	6.30%

Debentures	328,138,483	259,477,456
Yield	8.92%	8.85%

Debt payable	52,856,395	40,242,886
Yield	5.09%	7.64%

     During the nine month period ended June 30, 2002, the Company determined that certain “available-for-sale” residual and other interest only certificates retained from its securitization activities had other than temporary declines in value. Accordingly, the carrying value of the investments were decreased by approximately $8.5 million, representing the amount impaired. The declines in value were primarily the result of an increase in loss severity and prepayment rates of the underlying collateral. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of securities generated from its securitization activities. Additionally, the Company reported approximately $2.6 million in other than temporary impairments on certain asset-backed fixed income securities due to a deterioration of the underlying collateral.

     A $4.8 million decline in various equity securities which had previously been deemed as temporary, was determined to be other than temporary at June 30, 2002 due to the length of time and extent that the investments have traded below cost. The decline in value was primarily the result of an overall decline in the value of stocks traded on the NASDAQ.

     The other than temporary impairments on the equity and fixed income securities have been recorded in the statement of operations as a loss on investments. The other than temporary impairment losses during the nine month period ended June 30, 2002 were partially offset by approximately $1.9 million of gains realized on the sale of other investment securities.

     During the nine month period ended June 30, 2001, the Company reported a $10.2 million loss on investments. The losses resulted primarily from other than temporary declines in value due to a downgrading of certain securities and a deterioration of the expected future cash flows of certain residual certificates. Additionally, the Company realized a loss on the sale of a certain investment. Of the $10.7 million loss reported as a result of sales and other than temporary impairments, $6.4 million had previously been reported as a temporary decline in accumulated other comprehensive loss in stockholders’ equity. Additionally, the Company realized gains of $1.6 million on the sale of other investments that were partially offset by mark to market losses of $1.1 million on equity and other trading investments.

     In January 2001, the Company announced a change in its receivable investment strategy away from acquiring residential real estate loans for securitization purposes to acquiring and holding both residential real estate loans and commercial loans. When the Company was investing primarily in residential real estate loans, the allowance for loss was calculated using a large group of homogeneous loans that were collectively evaluated for impairment. However, for commercial loans, the Company individually evaluates each loan for impairment in accordance with FAS114, “Accounting by Creditors for Impairment of a Loan”, as amended by FAS118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. FAS114 addresses the accounting by creditors for impairments of a loan by specifying how allowances for credit losses related to certain loans should be determined. According to FAS114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company established a 0.25% allowance for losses that represent inherent losses within the commercial loan portfolio at the balance sheet date.

     The change in receivable investment strategy, which has resulted in a change in the mix of receivables being reserved using a specific reserve methodology (commercial loans) versus a homogeneous pool methodology (residential loans), has contributed to the loan loss provisions decreasing to approximately $3.9 million during the nine month period ended June 30, 2002 compared to $8.2 million during the similar nine month period ended June 30, 2001. Additionally, during the nine month period ended June 30, 2001 the Company reserved approximately $1.0 million for non-recoverable servicer advances and late charges related to an April 2001 servicing sale.

     Provision for losses on other assets decreased from $2.0 million during the nine month period ended June 30, 2001 to a $1.2 million reserve release during the similar time period ended June 30, 2002. The $2.0 million reserve requirement during the nine month period ended June 30, 2001 was the result of the Company adjusting its loss reserve assumptions on equipment lease receivables based on historical experience. The Company, which no longer originates equipment leases, expects that the loss allowance at June 30, 2002 will be adequate to cover the expected future losses that are inherent in the equipment lease receivable portfolio as of June 30, 2002. The $1.2 million reserve release during the nine month period ended June 30, 2002 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the nine month periods ended June 30, 2002 and 2001:

	June 30,

	2002	2001

Beginning balance	$17,171,224	$15,050,114
Provision for losses on real estate assets	3,913,702	8,229,952
Provision for (recovery of) losses on other assets	(1,167,266)	2,024,999
Charge-offs, net	(6,837,697)	(9,346,886)

Ending balance	$13,079,963	$15,958,179

     Gains on sales of receivables were approximately $1.2 million during the nine month periods ended June 30, 2002 and June 30, 2001, respectively. The gains in the current period were primarily due to a $0.8 million gain on the sale of other receivable investments to our affiliates. Western agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western. The purchase price of $11.2 million was derived from future expected cash flows discounted at a 6.957% market rate. Additionally, Metropolitan agreed to sell to Summit the remaining participation in certain structured settlements that Summit acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million was derived from future expected cash flows discounted at an 8.5% market rate. The primary purpose of entering into the Lottery Trust and structured settlement purchase and sale agreements was to generate additional funds for Metropolitan that could be used for commercial lending activities.

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and provision for losses. Non-interest expense was approximately $29.3 million for the nine month period ended June 30, 2002 compared to $46.6 million for the similar period ended June 30, 2001. The reduction in non-interest expenses during the current period was primarily the result of (1) a reduction in full time equivalent employees and other operating expenses as a result of the Company’s planned exit from loan servicing and certain loan origination functions, (2) a $4.6 million increase in administrative expenses charged to affiliates in accordance with established cost sharing agreements, and (3) a reduction in deferred policy acquisition amortization of $4.4 million due primarily to lower than expected surrender rates. The reduction in non-interest expenses during the current period was partially offset by a $3.0 million reduction in loan servicing fee income during the period due to the Company’s exit from loan servicing activities in 2001.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net income for the three month period ended June 30, 2002 was approximately $0.4 million on $34.7 million in revenues compared to a net income of $5.0 million on $27.9 million in revenues for the three month period ended June 30, 2001. Income before income taxes and minority interest for the three months ended June 30, 2002 was approximately $0.5 million compared to a loss of approximately $13.4 million for the three months ended June 30, 2001.

     The decrease in loss before income taxes and minority interest of $13.9 million was primarily due to:

•	an increase in net interest spread of $6.7 million,

•	a decrease in loan loss provisions of $2.5 million,

•	a decrease in non-interest expense of $8.1 million,

•	an increase in gains on sale of receivables of $1.7 million and

•	An increase in gains on sales of real estate of $1.3 million.

These changes were partially offset by:

•	an increase in losses on investments of $4.3 million and

•	a reduction of fees, commissions, service and other income of $2.0 million.

     During the three month period ended June 30, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $11.1 million compared to $4.4 million in the prior year’s comparable period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities.

     During the three month period ended June 30, 2002, the Company determined that certain “available-for-sale” residual and other interest only certificates retained from its securitization activities had other than temporary declines in value. Accordingly, the carrying value of the investments were decreased by approximately $3.9 million, representing the amount impaired. The declines in value were primarily the result of an increase in loss severity and prepayment rates of the underlying collateral. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of securities generated from its securitization activities. Additionally, the Company reported approximately $1.3 million in other than temporary impairments on certain asset-backed fixed income securities due to a deterioration of the underlying collateral.

     A $1.0 million decline in various equity securities which had previously been deemed as temporary, was determined to be other than temporary at June 30, 2002 due to the length of time and extent that the investments have traded below cost. The decline in value was primarily the result of an overall decline in the value of stocks traded on the NASDAQ.

     The other than temporary impairments on the equity and fixed income securities have been recorded in the statement of operations as a loss on investments. The other than temporary impairment losses during the three month period ended June 30, 2002 were partially offset by approximately $0.7 million of gains realized on the sale of other investment securities.

     During the three month period ended June 30, 2001, the Company reported a $1.1 million loss on investments. The losses resulted from other than temporary declines in value due to a deterioration of expected future cash flows of certain residual certificates. Accordingly, the Company recorded a $2.7 million charge to investment losses. The impairment charges were partially offset by mark to market gains on equity and other trading investments of $0.9 million and gains on investment sales of $0.7 million.

     In January 2001, the Company announced a change in its receivable investment strategy away from acquiring residential real estate loans for securitization purposes to acquiring and holding both residential real estate loans and commercial loans. When the Company was investing primarily in residential real estate loans, the allowance for loss was calculated using a large group of homogeneous loans that were collectively evaluated for impairment. For commercial loans, the Company individually evaluates each loan for impairment in accordance with FAS114, “Accounting by Creditors for Impairment of a Loan”, as amended by FAS118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. FAS114 addresses the accounting by creditors for impairments of a loan by specifying how allowances for credit losses related to certain loans should be determined. According to FAS114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company established a 0.25% allowance for losses that represent inherent losses within the commercial loan portfolio at the balance sheet date.

     The change in receivable investment strategy, which has resulted in a change in the mix of receivables being reserved for using a specific reserve methodology (commercial loans) versus a homogeneous pool methodology (residential loans), has contributed to the loan loss provisions decreasing to approximately $2.0 million during the three month period ended June 30, 2002 compared to $3.3 million during the similar three month period ended June 30, 2001.

     Provision for losses on other assets decreased from $0.1 million during the three month period ended June 30, 2001 to a $1.2 million reserve release during the similar time period ended June 30, 2002. The $0.1 million reserve requirement during the three month period ended June 30, 2001 was the result of the Company adjusting its loss reserve assumptions on equipment lease receivables based on historical experience. The Company, which no longer originates equipment leases, expects that the loss allowance at June 30, 2002 will be adequate to cover the expected future losses that are inherent in the equipment lease receivable portfolio as of June 30, 2002. The $1.2 million reserve release during the three month period ended June 30, 2002 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the three month periods ended June 30, 2002 and 2001:

	June 30,

	2002	2001

Beginning balance	$17,291,146	$16,300,890
Provision for losses on real estate assets	2,033,832	3,338,995
Provisions for (recovery of) losses on other assets	(1,167,266)	55,065
Charge-offs, net	(3,317,536)	(3,736,771)

Ending balance	$14,840,176	$15,958,179

     No gains on sales of receivables were realized during the three month period ended June 30, 2002 compared to approximately $1.7 million losses on sales of receivables during the similar time period ended June 30, 2001. During the three month period ended June 30, 2001, the Company recorded a $2 million receivable loss to reduce the carrying value to market value as a result of pursuing the sale of the remaining lease receivable portfolio.

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and provision for losses. Non-interest expense was approximately $7.3 million for the three month period ended June 30, 2002 compared to $15.4 million for the similar period ended June 30, 2001. The reduction in non-interest expenses during the current period was primarily the result of (1) a reduction in full time equivalent employees and other operating expenses as a result of the Company’s planned exit from loan servicing and certain loan origination functions, (2) a $1.8 million increase in administrative expenses charged to affiliates in accordance with established cost sharing agreements, and (3) a reduction in deferred policy acquisition amortization of $3.4 million due primarily to lower than expected surrender rates. The reduction in non-interest expenses during the current period was partially offset by a $1.5 million reduction in loan servicing fee income during the period due to the Company’s exit from loan servicing activities in 2001.

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

     During the nine month period ended June 30, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $27.9 million compared to $13.2 million in the prior year’s period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities. During the nine month period ended June 30, 2002, the average monthly investment in interest earning assets was approximately $1.1 billion compared to $0.9 billion during the same period the previous year. Additionally, the Company’s average net interest margin increased to 4.14% through June 2002 compared to 2.42% through June 2001

     During the three month period ended June 30, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $11.1 million compared to $4.4 million in the prior year’s period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities.

PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	During the quarter ended June 30, 2002, the Registrant filed the following report on Form 8-K:

Form 8-K dated April 5, 2002, filed April 25, 2002, reporting the resolution of the board of directors relating to distributions on the Registrant’s Variable Rate Cumulative Preferred Stock, Series E-7 in excess of the base rate, under Item 5, Other Events.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 14th day of August, 2002 on its behalf by the undersigned, thereunto duly authorized.

METROPOLITAN MORTGAGE & SECURITIES CO., INC

/s/ C. PAUL SANDIFUR, JR

C. Paul Sandifur, Jr. Chairman, President, Chief Executive Officer

/s/ ROBERT A. NESS

Robert A. Ness Principal Accounting Officer