Form 10-K
period 2002-09-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2002-12-31
CIK 65384

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-15595

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

(Exact name of registrant as specified in its charter)

Washington (State of incorporation) 601 West First Avenue Spokane, WA (Address of Principal executive offices)	91-0609840 (IRS Employer Identification No.) 99201-5015 (Zip Code)

Registrant’s telephone number, including area code: (509) 838-3111

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of Each Class	on which registered

9% Notes due 2004 Variable Rate Cumulative Preferred Stock, Series E-7	Pacific Exchange American Stock Exchange, LLC

Securities registered pursuant to Section 12(g) of the Act:

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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

     Neither the voting nor non-voting common stock of the registrant is traded on any exchange, therefore there is no established market value. The aggregate market value of the stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of any date within 60 days prior to the date of filing because there have been no sales of the common stock within sixty days prior to the date of filing.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes ☐         No ☒

     The number of shares of the Registrant’s Class A Common Stock outstanding as of December 15, 2002 was 97.

Documents incorporated by reference: None

PART I

Item 1. Business

ORGANIZATIONAL CHART

(as of September 30, 2002)

      The chart below lists Metropolitan Mortgage & Securities Co., Inc.’s (“Metropolitan”) principal operating subsidiaries and their ownership (together with Metropolitan, the “Consolidated Group”).

      Metropolitan Mortgage & Securities Co., Inc.: Parent organization, invests in Receivables (as defined herein) and other investments, including real estate development, which are principally funded by proceeds from Receivable investments, other investments and securities offerings.

      Consumers Group Holding Co., Inc.: A holding company, its sole business activity currently being that of a shareholder of Consumers Insurance Company.

      Consumers Insurance Company: Inactive property and casualty insurer.

      Western United Holding Company (“Western Holding”): A holding company, its sole business activity currently being that of a shareholder of Western United Life Assurance Company.

      Western United Life Assurance Company (“Western Life”): Metropolitan’s largest active subsidiary and the largest active company within the Consolidated Group, is engaged primarily in the sale of annuity contracts and investing in Receivables and other investments. Western Life is licensed to sell insurance in 16 states, but its sales are primarily concentrated in the western half of the United States.

      Metwest Mortgage Services, Inc. (“Metwest”): Primarily performs collection and servicing functions for the Consolidated Group and others. It is a Federal Housing Administration (“FHA”) and U.S. Department of Housing and Urban Development (“HUD”) licensed servicer and lender and is licensed as a Federal National Mortgage Association (“Fannie Mae”) seller/servicer.

      The chart below lists Summit Securities, Inc.’s (“Summit”) principal operating subsidiaries and their ownership. Summit is one of the Consolidated Group’s affiliates.

      National Summit Corp.: Parent company, inactive except as owner of Summit. C. Paul Sandifur, Jr., President of Metropolitan, is the controlling shareholder of National Summit Corp.

      Summit Securities, Inc.: Invests in Receivables (as defined herein) principally funded by proceeds from Receivable investments, other investments and securities offerings.

      Metropolitan Investment Securities, Inc. (“MIS”): Broker/dealer in the business of marketing securities offered by Summit, Metropolitan and Western Holding, mutual funds, and general securities.

      Summit Property Development, Inc.: Provides real estate development services to others, principally to Metropolitan and its subsidiaries.

      Summit Group Holding Company: Inactive except as owner of Old Standard Life Insurance Company.

      Old Standard Life Insurance Company (“Old Standard”): Invests in Receivables and other investments principally funded by proceeds from Receivable investments and from annuity sales. Old Standard is licensed to sell insurance products in eight states, but its sales are primarily concentrated in the states of Idaho and Oregon.

      Old West Annuity & Life Insurance Company (“Old West”): Invests in Receivables and other investments principally funded by proceeds from Receivable investments and from annuity sales. Old West is licensed to sell insurance products in seven states, but its sales are primarily concentrated in the states of Arizona, California, Idaho, Utah and Texas.

BUSINESS OVERVIEW

General

      Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified financial institution with assets exceeding $1.7 billion. Its principal subsidiaries are Western Life, an annuity and life insurance company, and Metwest, a Receivable servicer and loan originator. The Consolidated Group had approximately 289 full time equivalent employees at September 30, 2002.

      The Consolidated Group’s principal business activity is investing (1) in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments (“Receivables”) and (2) in securities, which consist primarily of U.S. Treasury and government agency obligations and investment grade bonds (“Securities Investment”).

      The following depicts the distribution of the Consolidated Group’s assets as a percentage of total assets as of September 30, 2002:

Distribution of Assets as a Percentage of Total Assets

      The real estate Receivables primarily consist of commercial and residential loans collateralized by first position liens on real estate. The Consolidated Group invests in Receivables where the borrower or the collateral does not qualify for conventional financing or the seller or the buyer chooses to use non-conventional financing. This market is commonly referred to as the non-conventional market. Obligors on the Consolidated Group’s real estate Receivables include A-, B and C credit quality obligors.

      The Consolidated Group expanded the origination of commercial real estate loans (“Commercial Loans”) during the fiscal years ended September 30, 2002 and 2001 such that approximately 56% of the face value of the real estate backed Receivables as of September 30, 2002 is of this type compared to approximately 29% at September 30, 2001. These loans are evaluated, underwritten and closed by an affiliate, Old Standard, in accordance with the Consolidated Group’s predefined criteria. Metropolitan and its subsidiaries also acquire other types of Receivables, including, but not limited to, lottery prizes, structured settlements and annuities.

      In addition to the Consolidated Group’s Receivable investments, Western Life and, to a lesser extent Metropolitan, invest funds in securities which predominantly consist of corporate bonds, U.S. Treasury and government agency obligations, mortgage-backed securities and other securities. These investments also include subordinate certificates and residual interests created out of Receivable securitizations. The Consolidated Group also invests in venture capital investments.

      The Consolidated Group has developed several funding sources. The primary sources include the issuance of annuity and life products, the issuance of debt and equity securities and a collateralized line of credit.

      The Consolidated Group’s annuity and life products are issued by Western Life. It is domiciled in the state of Washington and sells these products through over 1,700 independent sales representatives in 16 states, primarily in the western half of the United States. Western Life intends to expand its operations in other states as opportunities arise.

      Western Life has been assigned an A.M. Best rating of B- (Fair), which is the 8th highest rating. A.M. Best publishes both a financial strength rating and a financial performance rating on almost 6,000 life, health, property and casualty insurance companies. A.M. Best’s financial strength ratings range from A++ (Superior) to F (In Liquidation) and include 15 separate ratings (not including the S rating for “Suspended”). A.M. Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. A.M. Best’s ratings are supplied primarily for the benefit of the policyholders and insurance agents.

      A.M. Best defines both the ratings of B and B- as “fair”. B (Fair) and B- (Fair) are assigned to companies that have, on balance, fair balance sheet strength, operating performance and market profile when compared to the standards established by the A.M. Best Company. In A.M. Best’s opinion, these companies have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions.

      On November 14, 2002, A.M. Best informed Western Life of its decision to assign a 2002 rating of B- (Fair) with a stable outlook, revised from the 2001 rating of B (Fair). The 2001 rating of B (Fair) had been revised from the 2000 rating of B+ (Very Good). According to A.M. Best, the ratings action reflected Western Life’s significant investment in mortgages, mortgage backed bonds and real estate relative to capital and surplus and the associated potential adverse impact on liquidity. A.M. Best also considered the increased debt levels and operating performance of its parent organization. Partially offsetting these items were Western Life’s historic profitability, increase in statutory capital, positive premium growth pattern and the ability to retain its core individual annuity line of business, which has adequate surrender charge protection.

      The Consolidated Group anticipates that the changes in ratings may result in a slight increase in its cost of funds in addition to a slight increase in surrender rates as current policies enter their surrender periods. Before the 2001 change in rating, the Consolidated Group changed the focus of its investment strategy away from acquiring residential real estate loans for securitization purposes, as it does not intend to participate in any real estate backed securitizations in the near future. The Consolidated Group refocused its investment activity on acquiring and holding both residential and commercial real estate loans. The change in focus has resulted in higher yields on the Consolidated Group’s investments. Therefore, the Consolidated Group expects the slight increase in its cost of funds will be offset by the higher yields obtained through its new investment strategy.

      To support this change in investment strategy and in response to the rating change, Metropolitan increased its capital contributions to Western Life during the fiscal year ended September 30, 2002 through a $27.6 million purchase of common and preferred stock. Additionally, to further increase the capital of Western Life, Western Holding has registered for sale up to $50.0 million of its Series A preferred stock at September 30, 2002. However, Western Holding must sell at least 400,000 shares of the preferred stock to at least 800 qualifying investors before the offering can be completed. Western Life is also focusing on issuing liabilities with greater surrender charge protection. Western Life does not anticipate any further change to its A.M. Best rating in the coming year.

      The Consolidated Group also sells and, through the services of Summit Property Development, Inc. (“Summit Property Development”), an affiliate of Metropolitan, develops real estate generally acquired through the repossession of property securing Receivables or in exchange for property securing Receivables that have been repossessed.

      The Consolidated Group provides services to and receives services from some of its affiliated entities (the “Affiliated Companies”) for a fee and engages in various business transactions with some of these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit,

Old Standard, Old West, Summit Property Development, Inc. and MIS. The Consolidated Group is affiliated with the Affiliated Companies through the common control by C. Paul Sandifur, Jr. As a result of these relationships, conflicts of interests may arise between the Consolidated Group and the Summit group, including conflicts relating to the allocation of investments and other business opportunities among the affiliated companies. When allocating investment opportunities among the Consolidated Group and its affiliates, Metropolitan considers several factors including each company’s availability of cash, regulatory constraints related to the particular investment, the size of the investment relative to each company’s asset size and other diversification and asset/liability management issues. Although Metropolitan attempts to maximize the profitability of each company, the actual allocation of investments may at times be subject to Metropolitan’s discretion and the actual allocation may not prove to be in the best interests of the Consolidated Group. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” under Item 13.

Factors Affecting Future Operating Results

      The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for companies which make forward-looking statements providing prospective information. The “safe harbor” under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

      Metropolitan wishes to take advantage of the “safe harbor” provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below and elsewhere herein that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “continue,” “seeks,” “plans,” variations of those terms or the negative of those terms, or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

      Metropolitan’s future results may be affected by certain risks and uncertainties including, but not limited to, the following:

      Net income may be insufficient to cover fixed charges.

      Net income of the Consolidated Group in 1999 through 2002 was insufficient to cover fixed charges including preferred stock dividend requirements. In order to have the necessary funds to meet its obligations as they become due, the Consolidated Group will be required to generate additional earnings, make additional sales of its preferred stock and debentures, or borrow or obtain funds from other sources. If the insufficiency in earnings continues, and if the Consolidated Group is unable to sell a sufficient amount of preferred stock and debentures or obtain funds from other sources, it may not have sufficient funds to pay the Consolidated Group’s obligations when due.

      Metropolitan may be unable to meet its financial obligations as they become due.

      Metropolitan generates cash flow primarily from payments received on Receivables, other investments and the sale of debt and equity securities. Cash flows from the existing assets and sales of debt and equity securities have been adequate during the past five years to satisfy the demand for payment of maturing debentures and to pay preferred stock dividends. If Metropolitan is unable to successfully sell additional debentures and preferred stock, it may not be able to meet its obligations when due.

      If insurance subsidiary earnings are unavailable for dividends and fees, Metropolitan could be adversely affected.

      At September 30, 2002, approximately 87% of the Consolidated Group’s assets were held by its insurance subsidiary, Western Life. Metropolitan depends, in part, on its subsidiaries to make cash payments to Metropolitan to meet Metropolitan’s payment obligations. Regulations in the state of Washington define the way in which an insurance company, such as Western Life, can transfer assets and the amount of money that can be paid out in dividends by the insurance company. These regulations restrict the payment of cash dividends to the insurance company’s portion of available surplus funds derived from any realized net profits as computed in accordance with statutory accounting principles. Furthermore, the payment of extraordinary dividends, as statutorily defined, is subject to prior notice to, and review and approval by, the Washington State Insurance Commissioner. The amount of surplus funds available for dividends at September 30, 2002 was approximately $5.6 million. Restrictions on Western Life’s ability to declare dividends and transfer assets could have an adverse effect on Metropolitan’s financial performance and ability to meet its debt obligations and preferred stock dividend payments when due.

      Insufficient Risk-Based Capital of Western Life may adversely affect the Consolidated Group’s operations.

      Washington State’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. If our insurance company subsidiary, Western Life, is unable to maintain adequate capital, it may be prevented from making further investments in higher risk-adjusted assets such as Commercial Loans, real estate and equity investments. Compliance with the Risk-Based Capital Model Law requirements is tested annually at calendar year-end. At the last annual review, at its statutory reporting period ended December 31, 2001, Western Life’s capital and surplus levels exceeded the calculated specified requirements. Recently, Western Life has maintained adequate levels of capital through the sale of common stock and preferred stock to Metropolitan. To the extent that Metropolitan does not maintain adequate levels of liquidity permitting it to make additional capital investments in Western Life, or to the extent that Western Holding cannot complete its Series A preferred stock offering, Western’s ability to maintain specified amounts of capital could be adversely affected.

      The current focus of the Consolidated Group’s resources being allocated to originating Commercial Loans could lead to losses.

      The Consolidated Group focuses its loan originations on Commercial Loans. Commercial Loans accounted for approximately $288.1 million, or 81%, and $157.1 million, or 60%, of the real estate Receivables purchased or originated by the Consolidated Group in the fiscal years ended September 30, 2002 and 2001, respectively. The Consolidated Group expects the percentage of its Receivables that are Commercial Loans to increase in the near future, but cannot predict whether it will have the ability or the desire to originate Commercial Loans in the future, whether such loans will achieve desirable yields or whether it will be able to accurately predict Commercial Loan default rates. This potential decrease in the diversification of the Consolidated Group’s Receivables could lead to losses if the Consolidated Group’s Commercial Loan business is not profitable.

      If existing underwriting standards insufficiently evaluate the risk of losses on Receivables, it could lead to higher than anticipated losses.

      Many of the Receivables purchased by the Consolidated Group were originated by sellers and other non-institutional lenders. Therefore, the underwriting standards used to originate these loans may have been less strict than the standards typically used by conventional institutional lenders. Metropolitan uses a variety of procedures to evaluate Receivables depending on the type of investment. While Metropolitan tries to minimize the risk of default and the risk of losses if there is a default, Metropolitan’s underwriting procedures may not be effective. If the underwriting standards incorrectly assess the risk of an investment, actual losses could be higher than anticipated.

      Real estate used as collateral on Receivables may be inadequate to recover all amounts owed in the event of default, which could lead to losses for the Consolidated Group.

      Most of the Receivables purchased by the Consolidated Group are collateralized by real estate to provide security if a borrower defaults on the borrower’s mortgage. Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in economic conditions, property condition, property values, zoning, land use, environmental laws and other legal restrictions, including changes in and restrictions on the timing and methods of foreclosure. If the market value of the real estate used as collateral is insufficient to cover any deficiency owed on a Receivable, the Consolidated Group’s business could be harmed.

      Falling interest rates could negatively affect the profitability of the Consolidated Group

      In the next 12 months, the Consolidated Group’s gap analysis indicates a positive gap, meaning that its interest-sensitive assets are expected to reprice before its interest sensitive liabilities. In a falling interest rate environment, the net interest income will tend to decrease which could have a negative impact on the profitability of the Consolidated Group.

      Foreclosure on mortgages could delay or reduce payments on Receivables, adversely affecting the liquidity and profitability of the Consolidated Group.

      Foreclosure and other similar proceedings used to enforce payment of mortgage loans are generally subject to principles of equity which are designed to relieve the indebted party from the legal effect of that party’s default. Statutes may limit the right of the Consolidated Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any such principle may lead to a loss or delay in the payment on a certificate in a securitization in which the Consolidated Group is involved or in loans held by the Consolidated Group.

      If Metropolitan Investment Securities, Inc. is unable to continue selling our preferred stock and debentures, our business would be harmed.

      The Consolidated Group relies entirely on the efforts of Metropolitan Investment Securities, Inc. (“MIS”), a broker-dealer affiliated with the Consolidated Group, to sell the Consolidated Group’s preferred stock and debentures. The Consolidated Group does not maintain any other relationships for the sale of its preferred stock and debentures other than the relationships it has through MIS. If MIS is unable to sell, or is prevented from selling, the Consolidated Group’s preferred stock and debentures, the Consolidated Group may not be able to find a suitable replacement broker-dealer to sell its investment securities. If the Consolidated Group is unable to continue selling its preferred stock and debentures, its business would be harmed.

      Higher than anticipated life insurance and annuity termination rates may decrease earnings.

      Higher than anticipated termination rate of annuity contracts and life insurance policies would tend to decrease the earnings of Western Life because the insurance subsidiaries would have to immediately expense the unamortized deferred policy acquisition costs on those surrendered policies instead of continuing to amortize those costs over time. The rate at which annuity contracts and life insurance policies terminate is affected by several factors, including changes in interest rates, competition and changes in tax and other regulations.

      Real estate held for development may not be able to be sold profitably.

      The Consolidated Group is engaged in the development of various real estate properties, including substantially undeveloped properties. It is possible that one or more of these properties will not be able to be sold at a price exceeding the carrying value of the property. Factors such as local and national trends in commercial property values as well as local, state and national economic and regulatory trends may impact the potential sales price for these properties.

      If residual and subordinate interests in securitizations do not perform as anticipated, the Consolidated Group could have lower than anticipated income.

      The Consolidated Group owns subordinated and residual interests in several securitized loan pools which generally are in a “first loss” position relative to the more senior securities sold to third parties and which carry a greater risk if loans in the securitizations are not paid or losses occur. The Consolidated Group values these interests by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Consolidated Group must estimate the future rate of prepayments, defaults and losses of the securitized Receivables. If those assumptions are inaccurate, the Consolidated Group will have incorrectly valued these interests on its balance sheet and may earn less income than was anticipated from those assets. In this regard, the Consolidated Group has previously revised some of the assumptions, which resulted in losses and may do so in the future depending on the relationship of the assumptions to actual events that occur in the future.

      The Consolidated Group may be negatively impacted by some of its equity investments.

      The Consolidated Group invests in venture capital, joint ventures and other related equity investments. The market price and valuations of these investments may fluctuate due to market conditions and other conditions over which the Consolidated Group has no control. If these equity investments decline in value, the earnings of the Consolidated Group could be negatively affected. Additionally, these investments may not have an active trading market and, as a result, the Consolidated Group may not be able to easily sell these investments and, if sold, they may not be sold at favorable prices to the Consolidated Group.

      The Consolidated Group purchases some Receivable that are not secured by tangible assets, which could lead to losses if borrowers default on those Receivables.

      The Consolidated Group purchases some Receivables that are not secured by tangible assets, such as annuities, lottery prizes, structured settlements or other investments. In these cases, the Consolidated Group does not have a security interest in a specific asset. It relies instead on a promise to pay from an insurance company, a state government or other entity. If the payor does not keep its promise to pay and defaults, the Consolidated Group will not have the benefit of a lien on any specific asset on which to foreclose to collect the Receivable, which could lead to losses.

      Environmental conditions and regulation of property acquired by the Consolidated Group may lead to losses.

      The Consolidated Group acquires properties in the course of its business, some of which may contain hazardous waste or other toxic materials. Various federal, state and local environmental laws, ordinances and regulations hold the owner or the previous owner of the property liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the affected property. Historically, the Consolidated Group has tried to avoid acquiring properties or Receivables collateralized by properties that may be contaminated. As a result of its current business, the Consolidated Group could sustain significant losses due to this liability.

      In addition, the government can place a lien on environmentally contaminated property to guarantee that the clean-up costs for that property are paid. In many states, these liens have priority over the existing mortgage on the property. The Consolidated Group may be subject to these liens directly, or indirectly, if it participates in a securitization of property, or a loan held by the Consolidated Group is securing the property, or the Consolidated Group has a role in the day-to-day management of the facility or property. Environmental assessments to determine whether properties are contaminated are performed by the Consolidated Group when deemed necessary. Even when they are performed, they may not insulate the Consolidated Group from liability for an environmental condition. If the Consolidated Group is held liable for environmental clean-up costs, its business could be harmed.

      The Consolidated Group may be adversely affected by competition and conflicts of interests with its affiliates.

      Several companies are affiliated with the Consolidated Group through common control by C. Paul Sandifur, Jr. Various officers and directors of these affiliated companies are also employees of the Consolidated Group. In addition, the Consolidated Group provides services to affiliated companies, buys and sells Receivables to and from affiliated companies and makes loans to or borrows money from affiliated companies. These factors may lead to conflicts of interests such as how Receivables are distributed among or between separate companies, how fees for services are established and charged, how intercompany sales and purchases of Receivables are priced and the terms of any intercompany loan. Old Standard and Old West may compete with the Consolidated Group for the sale of annuities. Also, the Consolidated Group may compete with Summit for the sale of securities. If these conflicts are not resolved favorably to the Consolidated Group, the performance of the Consolidated Group could be adversely affected.

RECEIVABLE INVESTMENTS

Real Estate Receivables

Non-Commercial Real Estate Receivable Acquisition

      In general, the non-commercial real estate Receivables acquired or originated by the Consolidated Group consist of non-conventional loans. This type of Receivable possesses characteristics that differ from Receivables originated in the conventional lending market in that either the borrower or the property would not qualify for “A” credit grade lending or the seller or borrower chose to use non-conventional financing. For non-conventional loans, generally the lender (often the seller of the property) will focus on the quality of the collateral as the ultimate recourse in the event of the borrower’s default and depend less on the ability of the borrower to repay the loan. Historically, the majority of the Consolidated Group’s real estate Receivables were acquired from lenders as individual Receivable acquisitions. See “—Current Mix of Receivable Investment Holdings.” Metropolitan’s principal source for private market Receivables is independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations that own and wish to sell a Receivable.

      Metropolitan’s acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller, and quick closing times. Metropolitan believes these factors are key to Metropolitan’s ability to attract and purchase Receivables. In order to enhance its position in this market, Metropolitan has improved its acquisition strategies and has implemented flexible and strategic pricing and closing programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

      Metropolitan has established underwriting criteria for the acquisition of real estate Receivables. The underwriting guidelines are based on Metropolitan’s past experience and are intended to reflect some aspects of conventional underwriting standards while still allowing for flexibility to fit the specific characteristics of each individual transaction. As part of the underwriting process, Metropolitan considers the borrower’s credit profile, the market value of the collateral, demographic reports and property profiles. Metropolitan’s underwriting involves a thorough understanding of the different types of risk factors and how these factors relate to the various strengths and weaknesses in a transaction. There is no predetermined way to arrive at a decision; each transaction stands on its own merits.

Commercial Loan Originations

      The Consolidated Group originates Commercial Loans secured by various types of commercial properties including income producing properties, fully developed lots and land held primarily for residential development. These Commercial Loans are generally small to mid-sized loans that are originated for less than $15 million and generally have short-term balloon payments (approximately two to five years). The Consolidated Group typically lends at 50-75% loan-to-value ratios, and may require multiple pieces of collateral and personal guarantees to secure a particular loan.

      The Consolidated Group obtains leads for loans through independent mortgage brokers. While these independent mortgage brokers may be involved with the negotiation of terms on behalf of the borrower, all applications, commitments and documentation are drafted by the Consolidated Group’s counsel and executed directly with the borrower and guarantor.

      Commercial loans originated by the Consolidated Group are evaluated, underwritten and closed by Old Standard in accordance with the Consolidated Group’s predefined standards. The Commercial Loans are underwritten by applying criteria that generally include the following:

•	evaluating the borrower’s and guarantor’s financial statements/information and credit;

•	obtaining a current, satisfactory appraisal of the collateral;

•	making a physical inspection of the property;

•	obtaining title insurance;

•	reviewing other factors that affect collateral valuation such as environmental reports, structural inspections, zoning and entitlement status; and

•	an analysis of demographic factors.

      The sum of the underwriting evaluation and the borrower’s alternative financing options affect the interest rate and loan-to-value ratio that the Consolidated Group will require. In a circumstance where the borrower has limited financing options due primarily to time constraints, the Consolidated Group has the opportunity to charge higher rates at lower loan-to-values than the risk might otherwise require. The Consolidated Group’s ability to be more responsive than the competition to time-sensitive opportunities has been key to its ability to capitalize on these circumstances that provide higher returns for lower risk on some loans.

      During fiscal years 2002 and 2001, Commercial Loans accounted for approximately 81% and 60%, respectively, of new real estate Receivable acquisitions and originations. The expansion was in part due to management’s perception that this market may be inadequately served by current lenders, who management believes are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development Commercial Loan markets.

Other Receivables

      Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate, including structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be immediately converted to cash directly with the issuing insurance company. Metropolitan’s source for these investments is generally private brokers who specialize in these types of Receivables.

      In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize and a review of the credit rating of the state lottery commission, insurance company or other entity making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a confirmation with the respective lottery commission of the prize winner’s right to sell the prize and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, the sale of a state lottery prize requires that the winner obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

      In the case of annuity purchases, Metropolitan’s underwriting guidelines generally include a review of the annuity policy and review of the seller’s credit report. Upon submission of the file, the most current credit rating of the annuity issuer will be obtained. Furthermore, Metropolitan will conduct a Uniform Commercial Code search on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

Yield and Discount Considerations

      Metropolitan negotiates all Receivable acquisitions at prices calculated to provide a desired yield. Often, the negotiations result in a purchase price less than the Receivable’s unpaid balance. The difference between the unpaid balance and the purchase price is the “discount.” The amount of the discount will vary in any given transaction depending on the Consolidated Group’s yield requirements and the existing note rate at the time of the purchase. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor.

      A greater effective yield can also be achieved through negotiating amendments to Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments. As a result of these amendments, the cash flow may be extended, maintained or accelerated. Acceleration increases the yield realized on a Receivable purchased at a discount from its face value through accelerating recognition of the discount.

      For commercial development loans, the Consolidated Group occasionally negotiates exit fee agreements with the borrower. To the extent the exit fees do not result in an overall yield to the Consolidated Group that is greater than prevailing market rates after adjusting for the risk, the transaction is accounted for as a loan. If the transaction results in a yield that is greater than the prevailing market rates after adjusting for the risk, the transaction is treated as a loan if the exit fee is less than 50% of the expected residual profits from the development and if the borrower has an equity investment, substantial to the project, that is not funded by the Consolidated Group. If the transaction meets the requirements to be accounted for as a loan, the exit fee is amortized into income over the estimated life of the loan using the level yield method.

LIFE INSURANCE AND ANNUITY OPERATIONS

Introduction

      One of the Consolidated Group’s principal subsidiaries is Western Life. Western Life was incorporated in Washington State in 1963. As of September 30, 2002, Western Life had approximately $1.6 billion in assets before any elimination of assets for consolidation purposes.

      Western Life markets its annuity and life insurance products through over 1,700 independent sales representatives under contract. Based on first year and single annuity premiums received in calendar year 2001, approximately 23% of sales were generated by ten brokers or groups of brokers, with the highest single broker accounting for approximately 5% of sales. These representatives may also sell life insurance and/or annuity products for other companies. Western Life is licensed as an insurer in the States of Alaska, Arizona, Hawaii, Idaho, Indiana, Montana, Nebraska, Nevada, North Dakota, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. During the calendar year ended December 31, 2001, approximately 91% of Western Life’s deferred annuity business was produced in the states of Idaho, Montana, Oregon, Texas, Utah and Washington. Based on the latest data available, during calendar year 2001, Western Life’s deferred annuity market share in these six states was approximately 1.2%.

      Management intends to expand the operations of Western Life into other states as opportunities arise, which may include the acquisition of other existing insurance companies. Western Life currently has an insurance license application pending in the state of New Mexico.

      Western Life is a member of the Insurance Market Standards Association, which is an association established to promote ethical insurance marketing standards among its members. Western Life is also a member of the Federal Home Loan Bank of Seattle.

      Western Life is required by the laws of the state of Washington to limit its investment in real estate assets to 65% of its statutory assets. The balance of Western Life’s investments are principally invested in government and investment-grade securities, but may be invested in a variety of other areas as permitted by applicable insurance regulations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Securities Investments” and “REGULATION.”

Annuities

      Western Life has actively marketed single and flexible premium deferred annuities since 1980. Western Life offers flexible and single premium annuities with surrender charges for periods varying from one year to ten years. During the past three calendar years, nearly 99% of its direct premiums were derived from annuity sales. Western Life prices its new annuity products and renewals in order to achieve a positive spread between its annuity costs and available investments, while also considering current annuity market rates of interest and competitive pressures.

      A deferred annuity is a contract that allows an investor to accumulate payments to the issuing company and have them grow with interest on a tax-deferred basis. That accumulation is then used to provide periodic payments at some future date. In a single premium deferred annuity, the annuity contract is purchased with the payment of one lump sum when the contract is issued. A flexible premium deferred annuity allows the owner to make continual payments into the contract. Under both types of contracts, interest on each payment is accumulated from the date the payment is received.

      Western Life’s annuity products are targeted primarily toward today’s senior population. Fixed annuities are designed for older consumers looking for a predictable payment structure that combines insurance and accumulation attributes in a single product. As of September 30, 2002, policyholders aged 61 or older accounted for approximately 80% of Western Life’s annuity account values.

      Insurance policy and annuity benefits primarily consist of interest that is credited on outstanding policies at the rates of return specified in the policy. Upon the issuance of an annuity or an insurance policy, these rates of return are guaranteed for a limited number of years. Thereafter, subject to any guaranteed rate of return specified in the insurance policy or annuity, these rates of return may be adjusted in Western Life’s discretion. Additionally, insurance and annuity policy benefits also include payments of death claims on mortality contracts. During the past three calendar years, these mortality contracts have accounted for less than 1% of Western Life’s direct premiums with a portion of the life risk being offset by reinsurance treaties.

      The following products individually accounted for 10% or more of Western Life’s direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000.

      TD-Max Series— single premium deferred annuities with varying lengths of cliff (i.e., fixed) surrender fee periods. The initial interest rate is guaranteed over the term of the surrender fee period and then re-determined annually thereafter, subject to a contractual minimum. Policyholders may withdraw a portion of their account values annually without surrender fees. These products have been Western Life’s largest seller, accounting for approximately 36.9%, 34.4% and 35.6% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      TD-Max Bailout Series— single premium deferred annuities with varying lengths of surrender fee periods. The initial interest rate is guaranteed for one year and then re-determined annually thereafter, subject to a contractual minimum. Policyholders may withdraw funds without surrender penalty for 60 days if the crediting interest rate falls below the bailout interest rate determined at issuance. Policyholders may also withdraw a portion of their account values annually without surrender fees. These products accounted for approximately 12.0%, 11.6% and 15.8% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      DiscoverMax Series—single premium deferred annuities with varying levels of declining surrender charges over a six year term. The initial interest rate is guaranteed for one year and then re-determined annually thereafter, subject to a contractual minimum. The initial interest rate includes a bonus of one to three percent, depending on the surrender fee structure selected. Policyholders may withdraw funds without surrender penalty for 60 days if the crediting interest rate falls below the bailout interest rate determined at issue. Policyholders may also withdraw a portion of their account values annually without surrender fees. These products accounted for approximately 23.2%, 30.0% and 27.2% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      Liquid Flexible Premium Annuities—deferred annuities with no surrender fees. Premium deposits may be made at any time in amounts as low as $100. Interest rates are guaranteed at issuance and then re-determined annually subject to a 3% minimum guarantee. These products accounted for approximately 14.4%, 10.1% and 7.6% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Life Insurance

      In addition to the sale of annuities, Western Life also receives premiums from the sale and renewal of whole life and term life insurance policies. In fiscal year 2002, less than 1% of Western Life’s premiums were derived from interest sensitive whole life insurance and term life insurance policies. At September 30, 2002, the face amount of life insurance policies written and outstanding totaled $203.4 million, net of $31.3 million ceded to reinsurers. As with annuities, gross profits are determined by the difference between interest rates credited on outstanding policies and interest earned on investment of premiums. In addition, profitability is affected by mortality experience.

Reinsurance

      Reinsurance is the practice whereby an insurance company enters into agreements called treaties with other insurance companies in order to assign some of its insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Life insurers commonly obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of risk that a company is willing to retain is based primarily on considerations of the amount of insurance, the level of its capital and surplus and upon its ability to sustain mortality fluctuations.

Annuity Reinsurance

      Western Life entered into an annuity reinsurance agreement with Old Standard, an affiliate, which became effective July 1, 1998. This agreement allows Western Life to continue its market presence and relationship with its insurance agents while moderating its rate of growth. Under its contractual terms, this agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. At September 30, 2002 and 2001, Western Life had recorded a receivable from Old Standard of $148.3 million and $109.5 million respectively, related to this reinsurance agreement. Old Standard has been assigned a rating of B- (Fair) by A.M. Best.

      Under this agreement, Western Life may reinsure with Old Standard 75% of the risk on 15 different annuity products. The premiums ceded to Old Standard during the fiscal years ended September 30, 2002, 2001 and 2000 were approximately $56.5 million, $0.7 million and $27.4 million, respectively. Western Life received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $3.3 million, $0.1 million and $1.5 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. These ceding allowances are paid by Old Standard to compensate Western Life for its annuity issuance costs. Western Life also receives a fee from Old Standard for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

Life Policy Reinsurance

      Western Life had reinsured $31.3 million of its life insurance risk at September 30, 2002, which equaled all risk in excess of $100,000 on each whole life policy and all risk in excess of $50,000 on each term life policy. Life insurance in force at that time was $234.6 million. Western Life is a party to 20 separate life reinsurance treaties with ten reinsurance companies. The largest treaty is with Optimum Reinsurance Company, which provided approximately $15.3 million of reinsurance coverage at September 30, 2002. The majority of the remaining coverage is with Business Men’s Assurance Company of America and ERC Life Reinsurance. Total life policy reinsurance premiums paid by Western Life during the year ended September 30, 2002 were approximately $0.2 million.

Reserves

      Western Life’s reserves for both annuities and life insurance are actuarially determined and prescribed by Western Life’s state of domicile and other states in which it does business through laws that are designed to protect annuity contract owners and policy owners. An actuary reviews the amount of these reserves required for compliance with state law. These reserves are amounts which, at assumed rates, are calculated to be sufficient to meet Western Life’s future obligations under annuity contracts and life insurance policies currently in force. Reserves are recalculated each year to reflect amounts of reinsurance in force, issue ages of new policyholders, duration of policies and variations in policy terms. Since these reserves are based on actuarial assumptions, Western Life’s ultimate liability could exceed these reserves.

COMPETITION

Competition for Receivable Acquisition

      The Consolidated Group competes with other financial institutions including various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. This competition includes financial institutions, many of which are larger, have access to more resources and have greater name recognition than the Consolidated Group. The Consolidated Group believes the primary competitive factors are the amounts offered and paid to Receivable sellers and the speed at which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by the Consolidated Group include:

•	its access to markets throughout the United States;

•	its flexibility in structuring Receivable acquisitions;

•	its long history in the business; and

•	its in-house capabilities for processing and funding transactions.

      The Consolidated Group competes with many other lending institutions in its Commercial Loan origination program. The commercial lending market is a multi-billion dollar market including competitors with greater resources, economies of scale and name recognition than the Consolidated Group. The Consolidated Group believes that its flexible underwriting, pricing guidelines and closing speed enhance its ability to compete in this market. To the extent other competing Receivable investors may develop faster closing procedures, more flexible investment policies, or other attributes that are more desirable to Receivable sellers, they may experience a competitive advantage over the Consolidated Group.

      The Consolidated Group competes with other investors in its lottery prize, structured settlement and annuity acquisitions.

Competition for Funding Sources

      The annuity and life insurance business is highly competitive. The Consolidated Group competes with other financial institutions including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Additionally, the Consolidated Group believes the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovative product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a policy or contract is issued. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, guarantees provided to the customer and the commissions paid to the agent.

      The securities capital markets are also highly competitive. Metropolitan’s preferred stock and debt securities products face competition for investors from other securities issuers, many of which are larger, have greater name recognition and offer alternative investments not available from Metropolitan. Effective yields on security investments and commissions to investment representatives are particularly sensitive to competitive forces. Metropolitan believes that its competitive pricing and commission structure, along with a customer service orientation, provide it with the ability to successfully continue to issue its debentures and preferred stock.

REGULATION

      Metwest’s lending and servicing activities must comply with, among other regulations, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and Regulation X and Z promulgated by the Board of Governors of the Federal Reserve System. Metwest is licensed as an FHA/ HUD servicer/lender and a Fannie Mae seller/servicer. As such, it must comply with applicable FHA, HUD, and Fannie Mae regulations and guidelines.

      The Consolidated Group is subject to the Insurance Holding Company Act as administered by the Office of the Insurance Commissioner of the State of Washington (the “OIC”). This Act regulates transactions between insurance companies and their affiliates. It requires that Western Life provide notification to the Insurance Commissioner of specified transactions between the insurance company and its affiliates. In certain instances, the Commissioner’s approval is required before a transaction with an affiliate can be consummated.

      Western Life is also subject to extensive regulation and supervision by the OIC as a Washington domiciled insurer, and to a lesser extent, by all of the other states in which it operates. These regulations are directed toward supervision of such matters like the granting and revoking licenses to transact business on both the insurance company and agency levels, approving policy forms, setting dividend levels, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. These regulations are primarily intended to protect annuity contract holders and insurance policy owners.

      All states in which Western Life operates have laws requiring solvent life insurance companies to pay guaranty fund assessments to protect the interests of policyholders of insolvent life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurer engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset.

      Dividend restrictions are imposed by regulatory authorities on Western Life. These restrictions limit dividends that Western Life can pay to the unassigned statutory surplus, reduced by any unrealized capital gains, which netted to approximately $5.6 million at September 30, 2002.

      Washington State’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually at calendar year-end. At the last annual review, Western Life’s capital and surplus levels exceeded the calculated minimum requirements at its statutory reporting period ended December 31, 2001.

Item 2. Properties

      Metropolitan’s home office building containing approximately 200,000 square feet is located at 601 West First Avenue, Spokane, Washington. Approximately 12% of the building is currently leased by other tenants. At September 30, 2002, the mortgage balance on the building was approximately $11.4 million.

Item 3. Legal Proceedings

      Other than ordinary routine litigation incidental to business, there are no material legal proceedings or actions pending or threatened against Metropolitan or to which its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market For The Registrant’s Common Equity And Related Stockholder Matters

      1. (a) Market Information: There is no market for Metropolitan’s common stock.

         (b) Holders: There were three holders of Metropolitan’s Common Stock as of September 30, 2002.

         (c) Dividends: Metropolitan declared dividends on its Common Stock during the three fiscal years ended September 30, 2002 in the aggregate as follows:

2002	2001	2000

$233,778	$258,778	$283,778

      At the date of this Form 10-K, Metropolitan had made no determination as to the likelihood that it will or will not pay dividends on its Common Stock in the future.

      2. Recent Sales of Unregistered Securities: None.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

      The consolidated financial data shown below as of September 30, 2002 and 2001 and for the years ended September 30, 2002, 2001 and 2000 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, Metropolitan’s consolidated financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown as of September 30, 2000, 1999 and 1998 and for the years ended September 30, 1999 and 1998 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from audited consolidated financial statements not included herein.

	Year Ended or at September 30,

	2002	2001	2000	1999	1998

	(Dollars in Thousands Except Per Share Data)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenues	$163,915	$119,162	$172,370	$165,008	$155,815

Income (loss) before minority interest	3,979	(8,606)	(7,598)	16,593	10,453
Income allocated to minority interests	(57)	(317)	(3)	(318)	(126)

Net income (loss)	3,922	(8,923)	(7,601)	16,275	10,327
Preferred stock dividends	(4,784)	(4,157)	(4,553)	(3,642)	(3,732)

Income (loss) applicable to common stockholders	$(862)	$(13,080)	$(12,155)	$12,633	$6,595

Ratio of earnings to fixed charges and preferred stock dividends	(1)	(1)	(1)	(1)	1.13
PER COMMON SHARE DATA:
Cash dividends per common share	$2,410	$2,668	$2,400	$2,400	$1,200

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$1,787,119	$1,394,021	$1,252,933	$1,328,357	$1,279,601
Debentures and other debt payable	478,604	339,997	288,346	336,233	323,908
Stockholders’ equity	73,280	40,912	56,858	71,704	58,757

(1)	Earnings were insufficient to meet fixed charges and preferred stock dividends by approximately $3.4 million, $40.2 million, $17.4 million and $0.8 million for the years ended September 30, 2002, 2001, 2000 and 1999, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following should be read in conjunction with the attached audited consolidated financial statements and the notes attached thereto for the three years ended September 30, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The accounting policies described below are those that the Consolidated Group considers critical in preparing its financial statements. These policies include significant estimates the Consolidated Group makes using information available at the time the estimates are made. However, the estimates could change materially if different information or assumptions are used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Consolidated Group in preparing its financial statements is included in the Consolidated Group’s audited financial statements for the year ended September 30, 2002.

Investments

      Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Consolidated Group continually monitors its investment portfolio for other than temporary impairment of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that the Consolidated Group evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, the Consolidated Group considers the security rating and the amount of credit support available for the security.

      The Consolidated Group holds debt securities generated from its own securitization transactions. For these securities, estimated fair value is derived from expected discounted future cash flows. When determining expected future cash flows, the Consolidated Group considers interest rates, estimated prepayment rates, collateral value, historical default rates and estimated loss severity experienced by the securities. To the extent that actual experience is less favorable than the assumptions, an impairment in the debt securities could result. The Consolidated Group periodically assesses the assumptions used in valuing the cash flows and the related carrying value of these securities.

      The following assumptions were used at September 30, 2002 to value the Consolidated Group’s investments in the residual and interest only securities retained from its own securitization transactions.

Prepayment speed assumptions(1)	19% – 29%
Expected loss rates(2)	2.4% – 4.4%
Residual cash flow discount rates	10%

(1)	Prepayment speed assumptions are for the next six months. Thereafter, the speeds decline in six month intervals until reaching 10% during fiscal 2004.

(2)	As a percent of original pool balance.

Deferred Policy Acquisition Costs

      Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred and amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; these adjustments would be included in current operations.

Allowances for Losses

      Allowance for Losses on Receivables. Commercial Loans are individually monitored for impairment. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur.” When a loan has been identified as impaired, the Consolidated Group determines the allowance for loss based on the estimated fair market value, less estimated liquidation expenses, of the collateral compared to the carrying value of the Receivable. The estimated fair market value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair market value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, the Consolidated Group considers the type of property, changes in the economic factors of the region and the underlying appraisal assumptions. If the estimated fair market value of the collateral is less than the carrying value, an allowance for loss is recognized.

      The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Consolidated Group establishes an allowance for inherent losses on the Receivables based primarily on current delinquencies and historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

      Allowances for losses on real estate contracts and mortgage notes receivable are based on the carrying value of the receivable, including accrued interest. Accordingly, the Consolidated Group accrues interest on delinquent Receivables until foreclosure.

      Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Consolidated Group reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair market value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of fair market value less selling costs or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair market value at time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair market value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, the Consolidated Group may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser establishes an indication of value.

      Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the expected fair market value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

Life Insurance and Annuity Reserves

      Premiums for annuities and universal life insurance contracts are reported as life insurance and annuity reserves under the deposit method of accounting. Reserves for annuities and universal life insurance are equal to the sum of the account balances, including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near future.

Net Deferred Tax Assets

      At September 30, 2002, the accumulated net operating loss carryforwards for the Consolidated Group were approximately $73.6 million. The availability of tax benefits for these net operating losses begin to expire in 2006. After giving consideration to existing taxable temporary differences, net deferred tax assets of approximately $7.6 million have been recorded at September 30, 2002. The Consolidated Group has performed an analysis of tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize any expiring net operating losses. This analysis included the ability to sell appreciated assets that have an underlying appreciation of approximately $28.2 million at September 30, 2002. As a result of the Consolidated Group’s analysis, management believes that the Consolidated Group will obtain full benefit of the net deferred tax assets recorded at September 30, 2002.

Results of Operations

Change in business strategy

      Prior to 1996, the Consolidated Group invested primarily in seller-financed real estate Receivable contracts in addition to other fixed income investments. Financing for the acquisition of investments was provided through the sale of debenture certificates, issuance of annuity insurance products and the sale of preferred stock. The Consolidated Group’s profitability was affected primarily by interest margins received between its cost of funds and the yields obtained on its investments.

      In 1996, the Consolidated Group successfully completed a securitization of seller-financed Receivables. In order to take advantage of favorable market conditions for the securitization of its Receivables, the Consolidated Group shifted its focus to accumulation of Receivables for securitizations instead of its former acquisition and hold strategy. Beginning in 1998 and continuing into 2000, the Consolidated Group increased its Receivable acquisition activities to make securitizations more efficient. As a result, the Consolidated Group began to originate mortgage loans through its subsidiary, Metwest, and increased the volume of acquisitions of other Receivables. The short-term liquidity needs to facilitate the growth in origination activities were provided through a secured line of credit. Metwest was designated as the Master Servicer on the securitizations. As Master Servicer, Metwest was responsible for all aspects of servicing including collections, foreclosure, and the subsequent sale of repossessed properties. Therefore, an infrastructure of personnel and technology was developed to support the resulting growth in the related servicing functions.

      During 1999, global issues negatively impacted the profitability of sub-prime securitization transactions as investors began to require higher yields on their investments. These higher yield requirements resulted in a reduction in proceeds from the sale of securitizations, which resulted in lower gains realized by the Consolidated Group. Gains on the sale of Receivables decreased from $21.5 million on sales of $530.0 million in 1999 to gains of $14.6 million on sales of $592.0 million in 2000.

      With the reduction in profitability, an increase in competition that had access to lower cost of funds, and the general instability of the securitization market, the Consolidated Group decided to pursue other business strategies. As a result, the Consolidated Group announced in 2000 that it was exiting the mortgage banking business and would pursue the sale of its servicing portfolio.

      The effects of the change in business strategies had a substantial impact on the Consolidated Group’s earnings. First, the exit from securitizations resulted in a $14.6 million dollar reduction in gains on sale of Receivables from 2000 to 2001. Additionally, the Consolidated Group incurred non-recurring expenses associated with dismantling the infrastructure that had been established to support the growth in servicing. While the decision to exit mortgage banking resulted in an immediate reduction in subprime residential origination personnel, the decision to exit servicing resulted in a gradual reduction in processing and support personnel. Concurrent with the cessation of subprime residential originations, the Consolidated Group began a six-month process to find a qualified servicer, negotiate the sale, and transfer the servicing portfolio. After the transfer of the servicing portfolio, servicing personnel reductions were completed. The Consolidated Group has reduced its full time equivalent employees from approximately 635 at September 30, 2000 to approximately 289 at September 30, 2002.

      After the Consolidated Group completed its exit from mortgage banking and related servicing activities, it was left with an asset base that did not provide sufficient interest margins to cover its operating overhead. The Consolidated Group has focused on increasing interest income through the origination and retention of higher yielding Commercial Loans and other investment options. During the fiscal year ended September 30, 2002, the Consolidated Group experienced an improvement in its core operations and expects that this trend will continue as its balance sheet is strengthened. Income before gains (losses) on assets improved from a loss of $23.4 million in 2001 to income of $14.2 million in 2002. Additionally, the Consolidated Group sold certain assets from its real estate held for sale and development portfolio for net gains of $14.3 million during the fiscal year ended September 30, 2002.

      Offsetting these improvements in its core operations and gains from real estate sales during the fiscal year ended September 30, 2002 were approximately $29.4 million in asset impairments. These impairments were primarily the result of (1) deterioration in residual and interest only certificates generated from its own securitization transactions due to higher than expected prepayment rates and loss severity, (2) a decline in the value of the Consolidated Group’s investments in equity securities due primarily to an overall decline in the value of stocks traded on the NASDAQ, and (3) credit related losses on certain asset-backed securities. In response to these impairments, the Consolidated Group has temporarily limited the amount of new capital invested into the equity markets and is currently focusing on improving the average credit rating of its fixed income investment portfolio. At September 30, 2002, approximately 77.1% of the Consolidated Group’s portfolio was rated either AAA or AA compared to 46.8% at September 30, 2001. See “— Securities Investments” below.

      The following table presents the components of the results of operations for the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Net interest income	$38,442,168	$19,476,063	$22,172,529
Provision for losses on Receivables	(4,142,146)	(7,515,420)	(13,179,655)

Net interest spread after provision for losses on Receivables	34,300,022	11,960,643	8,992,874
Net non-interest expense	(33,085,273)	(36,334,626)	(36,948,986)
Capitalized deferred costs, net of amortization	12,980,668	1,011,169	(3,550,469)

Income (loss) before gains (losses) on assets	14,195,417	(23,362,814)	(31,506,581)
Net gains (losses) on investments and Receivables	(20,036,611)	(7,652,606)	19,841,360
Reduction in value of mortgage servicing rights	—	—	(1,306,958)
Provision for losses on real estate held for sale	(2,345,301)	(4,276,355)	(2,817,950)
Gains on sales of real estate	14,277,500	341,440	4,098,522

Income (loss) before income taxes and minority interest	6,091,005	(34,950,335)	(11,691,607)
Income tax (provision) benefit	(2,111,644)	26,344,215	4,093,296

Income (loss) before minority interest	3,979,361	(8,606,120)	(7,598,311)
Income of consolidated subsidiaries allocated to minority stockholders	(57,671)	(317,003)	(3,042)

Net income (loss)	3,921,690	(8,923,123)	(7,601,353)
Preferred stock dividends	(4,783,627)	(4,156,762)	(4,553,322)

Loss applicable to common stockholders	$(861,937)	$(13,079,885)	$(12,154,675)

Net Interest Income

      The following table presents the components of net interest income during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Interest income:
Interest on Receivables	$54,334,291	$41,097,622	$46,667,677
Earned discount on Receivables and investments	35,964,785	20,759,904	21,451,042
Other investment income	32,692,438	30,561,147	29,310,903

Total interest income	122,991,514	92,418,673	97,429,622

Interest expense:
Insurance policy and annuity benefits	53,131,625	47,473,339	46,122,863
Interest, net	31,417,721	25,469,271	29,134,230

Total interest expense	84,549,346	72,942,610	75,257,093

Net interest income	$38,442,168	$19,476,063	$22,172,529

      The following table summarizes the rate/volume change in total interest income between the fiscal years ended September 30, 2002, 2001 and 2000 by interest sensitive asset class:

	2002 vs. 2001			2001 vs. 2000

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

	Volume	Rate	Total Change	Volume	Rate	Total Change

Interest sensitive assets:
Investments (including cash)	$7,298,077	$(6,623,197)	$674,880	$4,498,460	$(2,956,593)	$1,541,867
Real estate contracts and mortgage notes receivable	10,781,608	21,643,543	32,425,151	(8,896,046)	3,726,138	(5,169,908)
Other Receivable investments	(1,569,352)	(957,838)	(2,527,190)	(470,096)	(912,812)	(1,382,908)

	$16,510,333	$14,062,508	$30,572,841	$(4,867,682)	$(143,267)	$(5,010,949)

      The following table presents the net average yields realized by the Consolidated Group on interest sensitive assets and liabilities during the three years ended September 30, 2002, 2001 and 2000 based on the average monthly ending asset/liability balances:

	2002	2001	2000
	Average	Average	Average

Interest sensitive assets:
Investments (including cash)	$478,349,534	$386,849,991	$335,382,282
Yield	6.59%	7.97%	8.75%
Real estate contracts and mortgage notes receivable	$496,411,549	$400,660,145	$486,778,695
Yield	15.62%	11.26%	10.33%
Other receivable investments	$165,144,541	$182,562,437	$187,505,617
Yield	8.43%	9.01%	9.51%
Interest sensitive liabilities:
Life insurance and annuity reserves, net of reinsurance receivable	$936,990,690	$815,417,282	$794,005,601
Yield	5.67%	5.82%	5.81%
Debenture bonds	$333,602,060	$267,488,759	$211,966,689
Yield	8.92%	8.87%	8.56%
Debt payable	$63,054,379	$42,265,363	$158,006,764
Yield	4.73%	7.63%	7.78%

      The increase in net interest income from 2000 to 2002 was primarily due to an increase in the commercial lending activities of the Consolidated Group. Commercial Loans, which have higher yields than the Consolidated Group’s residential portfolio, accounted for 55.9% of the outstanding principal balance of real estate contracts and mortgage notes receivable at September 30, 2002, compared to 28.8% and 1.8% at September 30, 2001 and 2000, respectively. Additionally, for commercial development loans, the Consolidated Group occasionally negotiates exit fee agreements with the borrower. If the transaction meets the requirements to be accounted for as a loan, the exit fee is amortized into income over the estimated life of the loan using the level yield method. The amortization of exit fees accounted for 2.36% of the increase in yield on real estate contracts and mortgage notes receivable in 2002.

      The increase in yields on the real estate contracts and mortgage notes receivable portfolio were partially offset by lower yields on the investment portfolio as the 5-year constant maturity treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, decreased from 5.95% on September 30, 2000 to 2.65% on September 30, 2002. During the fiscal year ended September 30, 2002, the Consolidated Group sold approximately $367.7 million in available-for-sale investments for gains of approximately $5.4 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, the Consolidated Group’s recent focus on improving the average credit rating of the investment portfolio has also contributed to the reduction in the investment yields. At September 30, 2002, approximately 77.1% of the Consolidated Group’s portfolio was rated either AAA or AA compared to 46.8% at September 30, 2001. Generally, the higher the credit rating, the lower the effective yield.

      The reduction in the interest rate environment, particularly during the fiscal year ended September 30, 2002, has allowed the Consolidated Group to borrow funds on its secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

      While a weaker economy may have contributed to the declining treasury rates, credit sensitive securities may experience an increase in yields during the same time period. This was true for the Consolidated Group as the yields offered on its debt securities sold to the public increased slightly during the last two fiscal years.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Non-interest income:
Insurance premiums and annuity considerations	$1,766,851	$1,971,123	$2,406,532
Servicing income	1,795,696	8,673,948	6,649,395
Fees, commissions and other income	5,573,168	6,248,724	5,697,475

Total non-interest income	9,135,715	16,893,795	14,753,402

Non-interest expense:
Salaries and employee benefits	$14,998,380	$23,005,332	$30,698,838
Commissions to agents	11,900,919	10,933,466	11,271,223
Other operating and underwriting expenses	15,321,689	19,289,623	9,732,327

Total non-interest expense	42,220,988	53,228,421	51,702,388

Net non-interest expense	$33,085,273	$36,334,626	$36,948,986

      Prior to April 2001, Metwest had been designated Master Servicer for pools of mortgage loans securitized by the Consolidated Group. As compensation for its services, Metwest was entitled to retain, from amounts collected on mortgage loans, service fees that ranged from .50% to .75% per annum of the scheduled principal balance of the mortgage loan pool as of the first day of the month. The agreements also entitled Metwest to receive all late payment fees, prepayment penalties, assumption fees and all other similar fees. The increase in servicing income during the fiscal year ended September 30, 2001 was due to an increase in the size of the securitized pool of mortgage loans serviced by Metwest.

      In April 2001, Metwest sold the servicing rights to the pools of securitized mortgage loans. The reduction in servicing income during the fiscal year ended September 30, 2002 was due to the sale of the servicing portfolio in 2001. At September 30, 2002, Metwest continued to provide Receivable servicing for a fee to Summit, Old Standard and Old West.

      The reduction in non-interest expenses from 2000 to 2002 was primarily due to a reduction in non-capitalizable salaries and other expenses as the Consolidated Group has reduced its full time equivalent employees from approximately 635 at September 30, 2000 to approximately 289 at September 30, 2002. The reduction in full time equivalent employees and other operating expenses was the result of the Consolidated Group’s exit from loan servicing and certain loan origination functions. Additionally, a reduction in non-

interest expense resulted from an increase in expenses allocated to affiliates. Metropolitan provides accounting, data processing and other administrative services to some of its affiliates. During the year ended September 30, 2001, Metropolitan entered into an agreement with some of its affiliates to change the calculation of the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Expense allocated to affiliates were approximately $6.0 million, $4.7 million and $0.5 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Management believes that the fixed and calculated fee arrangement that Metropolitan had been operating under prior to the fiscal year ended September 30, 2001, did not result in a reimbursement to Metropolitan of all significant direct expenses incurred on behalf of its affiliates.

      These reductions in expenses were partially offset by severance, software and equipment charges of approximately $3.5 million recorded in fiscal 2001 associated with the termination of certain staff and the discontinuance of certain loan origination and servicing activities.

Amortization of Deferred Costs, Net of Costs Capitalized (DPAC)

      Amortization of deferred costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to sell and underwrite life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense reported by the Consolidated Group for the last three fiscal years:

	2002	2001	2000

Current year costs capitalized	$10,832,302	$9,961,169	$9,049,531
Amortization of previously capitalized expenses	(2,148,366)	8,950,000	12,600,000

Net expense	$(12,980,668)	$(1,011,169)	$3,550,469

      While the capitalization of current year costs is dependent upon actual expenses (commissions and other) incurred, the amortization of capitalized costs is dependent upon the net investment yields (after default costs and related investment expenses) obtained by Western Life, policy crediting rates, and the policy termination experience, which is actuarially determined. DPAC is also impacted by the assumptions for these variables expected in future years. During the fiscal years ended September 30, 2002 and 2001, the Consolidated Group revised its amortization assumptions on the DPAC related to its deferred annuity business (92% of the total DPAC as of September 30, 2002) to reflect the higher yields Western Life expected to be earned on its commercial real estate loan portfolio and the expected future crediting rates on the annuity business which the investments support. The earnings rate for 2003 assumes that Western Life will generate, on a monthly basis, approximately $37.0 million in Commercial Loans with an average yield of 15.0%. The monthly average production for Western Life during the last quarter of fiscal 2002 was $38.2 million in Commercial Loans with an average yield of 16.1%. The expected future crediting rates are based primarily on Western Life’s current policy for repricing its existing annuity products assuming a level interest rate environment. Since the amortization of deferred acquisition costs is based on the estimated gross profits of the underlying life and annuity products using current effective crediting rates, increases in the crediting rate environment may accelerate the amortization of these costs in the future.

      During the years ended September 30, 2002 and 2001, these revised assumptions resulted in an increase of approximately $8.8 million and $4.3 million, respectively, in deferred costs with a corresponding decrease in the amortization of deferred acquisition costs. There were no adjustments made during the year ended September 30, 2000.

		Actual
	Future
	Assumptions	2002	2001	2000

Net investment earnings rate	10.80%	9.34%	7.33%	7.03%
Average credited interest rate	5.05%	5.67%	5.82%	5.81%
Lapse rates	15.90	13.27	19.85	30.23

      Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves.

Net Gains (Losses) on Investments and Receivables

      The following table presents the components of net gains (losses) on investments and Receivables during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Other than temporary declines in value:
Residual and other interest only certificates	$(13,868,444)	$(4,263,946)	$(7,471,494)
Equity securities	(7,249,144)	(140,000)	—
Other securities	(8,327,453)	(4,256,124)	—
Realized gains (losses):
Securities investments	5,375,100	1,654,490	(123,794)
Receivables	3,931,209	(1,321,127)	26,914,099
Trading securities	102,121	674,101	522,549

Net gains (losses) on investments and receivables	$(20,036,611)	$(7,652,606)	$19,841,360

Residual and other interest only certificates

      The Consolidated Group holds residual and other interest only securities generated from its own securitization activities. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When determining expected future cash flows, management considers interest rates, estimated prepayment rates, collateral value, historical default rates and estimated loss severity. During the fiscal years ended September 30, 2002, 2001 and 2000, the Consolidated Group determined that certain residual and other interest only certificates had other than temporary declines in value. Accordingly, the carrying values of the investments were decreased by approximately $13.9 million, $4.3 million and $7.5 million, respectively, representing the amount impaired.

      During the last two fiscal years, the 10-year constant maturity Treasury rate, which is a widely accepted benchmark for mortgage prepayments and pricing, decreased from approximately 5.9% at September 30, 2000 to approximately 3.6% at September 30, 2002. The reduction in the interest rate environment has resulted in higher than expected prepayment rates as borrowers refinanced their mortgages at lower interest rates. Additionally, the collateral supporting the residual certificates experienced higher than expected loss severities during the fiscal year ended September 30, 2002. In response to the sustained prepayment rates and higher loss severities, the Consolidated Group revised its assumptions of future prepayments and loss severity. The change in assumptions contributed, in part, to the $13.9 million impairment in 2002. The following assumptions were used at September 30, 2002 to value the Consolidated Group’s investments in the residual and interest only securities retained from its own securitization transactions.

Prepayment speed assumptions(1)	19% – 29%
Expected loss rates(2)	2.4% – 4.4%

(1)	Prepayment speed assumptions are for the next six months. Thereafter, the speeds decline in six month intervals until reaching 10% during fiscal 2004.

(2)	As a percent of original pool balance.

      The Consolidated Group will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of securities generated from its securitization activities.

Equity securities

      During the fiscal year ended September 30, 2002, approximately $7.2 million of declines in various equity securities were determined to be other than temporary due to the length of time and extent that the investments had traded below cost or carrying value. The decline in value was primarily the result of an overall decline in the value of stocks traded on the NASDAQ. At September 30, 2002, the Consolidated Group had an equity investment portfolio (including venture capital investments) of approximately $43.6 million.

Other securities

      During the fiscal years ended September 30, 2002 and 2001, the Consolidated Group reported approximately $8.3 million and $4.3 million, respectively, in other than temporary impairments on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities in addition to credit deterioration in some higher yielding corporate bond investments .

      In 2002 and as a result of the impairment experience of the Consolidated Group’s portfolio, management changed the investment strategy to move away from lower credit rating exposure. At September 30, 2002, approximately 77.1% of the Consolidated Group’s fixed income portfolio was rated either AAA or AA compared to 46.8% at September 30, 2001.

Securities investment realized gains

      The increase in securities investment gains for the year ended September 30, 2002 was primarily due to sales of fixed income securities that increased in value as a result of a change in the 5-year constant maturity Treasury rate. The 5-year constant maturity Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, decreased from 5.95% on September 30, 2000 to 2.65% on September 30, 2002. Generally, as the Treasury yield decreases, the value of the fixed income securities portfolio increases.

Realized gains on Receivables

      On March 28, 2002, Western Life agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western Life. The purchase price of $11.2 million, which was derived from future expected cash flows discounted at a 6.957% market rate, resulted in a gain of approximately $0.6 million. Additionally, on March 29, 2002, Metropolitan agreed to sell to Summit the remaining participation in certain structured settlements that Summit acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million, which was derived from future expected cash flows discounted at an 8.5% market rate, resulted in a gain of approximately $0.2 million.

      On August 15, 2002, Western Life agreed to sell to Old Standard and Old West the remaining interest in Lottery Trust owned by Western Life. The purchase price of $6.2 million, which was derived from future expected cash flows discounted at a 5.527% market rate, resulted in a gain of approximately $0.7 million. Additionally, on August 15, 2002, Western Life agreed to sell to Old Standard and Old West a 95.83% undivided beneficial interest in a certain Lottery Trust owned by Western Life. The purchase price of $29.1 million, which was derived from future expected cash flows discounted at a 5.888% market rate, resulted in a gain of approximately $2.0 million.

      The market rates on the above lottery trust sales were calculated as 2.0% over the Treasury benchmark on the date of the sale, which is consistent with corporate bonds with similar credit profiles along with recent transactions involving large blocks of lottery Receivables.

      The loss on Receivables during the fiscal year ended September 30, 2001 was primarily the result of pursuing the sale of the remaining lease Receivable portfolio. As a result, the Consolidated Group recorded a $2.0 million loss to reduce the carrying value to the market value.

      During the fiscal year ended September 30, 2000, the Consolidated Group participated in four securitization transactions that resulted in approximately $14.6 million in gains. Additionally, the Consolidated Group sold an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii, to Summit at estimated fair value using a discount rate of 12%. The $13.2 million of proceeds resulted in a gain of $10.7 million. The reduction in gains from 2000 to 2001 was due to the Consolidated Group’s decision in January 2001 to change the focus of its investment strategy away from acquiring residential real estate loans for securitization purposes.

Gains on Sale of Real Estate

      The Consolidated Group is in the real estate market due primarily to its repossession of properties following Receivable defaults. Additionally, the Consolidated Group will occasionally acquire property for the purpose of development and sale. The development or improvement of properties is undertaken for the purpose of enhancing values to increase marketability and to maximize profit potential. During the fiscal years ended September 30, 2002, 2001 and 2000, the Consolidated Group realized gains of approximately $14.3 million, $0.3 million, and $4.4 million, respectively, on sales of $51.8 million, $17.5 million and $40.3 million, respectively.

Income Taxes

      The Consolidated Group’s $26.3 million tax benefit recorded during the fiscal year ended September 30, 2001, includes a $14.0 million tax benefit relating to an investment that Metropolitan entered into in conjunction with Western Life in 1999. In total, the investment resulted in the Consolidated Group recording a $28.0 million tax benefit, of which $14.0 million was also recorded as an income tax benefit during the fiscal year ended September 30, 1999. The objectives for the investment were to produce economic gains combined with favorable tax benefits. Similar investments were presented throughout the country to numerous individuals and companies as an investment and tax strategy. Prior to, and in conjunction with the investment, the Consolidated Group received two independent tax opinions relating to the investment.

      The Internal Revenue Service (IRS) has notified the participants by general public notice that they have taken the position that the tax benefits relative to the investment would be disallowed. The Consolidated Group has received an audit notice from the IRS for the tax year in which the tax benefit attributable to the investment was claimed. However, a specific review of the Consolidated Group’s investment and related activity has not yet taken place. At September 30, 2002, the Consolidated Group cannot reasonably estimate a loss, if any, associated with this transaction. In the event of an unfavorable determination relative to the investment, the earnings of the Consolidated Group would be adversely affected by the amount disallowed, including interest if applicable. If wholly disallowed, the potential earnings effect would be a loss of $28.0 million plus applicable interest.

      Additionally, in conjunction with the investment, Metropolitan and Western Life executed a supplement to their Federal Tax Sharing Agreement allowing Western Life to recover from Metropolitan up to $11.2 million, plus applicable interest, in federal income tax benefits derived from this investment that are not otherwise utilized by Western Life. Any amounts that may be disallowed, up to $11.2 million, plus applicable interest, are recoverable by Western Life from Metropolitan under the terms of the supplement to the Federal Tax Sharing Agreement.

      At September 30, 2002, the accumulated net operating loss carryforwards for the Consolidated Group were approximately $73.6 million. The availability of tax benefits for these net operating losses begin to expire in 2006. After giving consideration to existing taxable temporary differences, net deferred tax assets of approximately $7.6 million have been recorded at September 30, 2002. The Consolidated Group has performed an analysis of tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize any expiring net operating losses. This analysis included the ability to sell appreciated assets that have an underlying appreciation of approximately $28.2 million at September 30, 2002. As a result of the Consolidated Group’s analysis, management believes that the Consolidated Group will obtain the full benefit of the net deferred tax assets recorded at September 30, 2002.

Financial Condition

      The following depicts the distribution of the Consolidated Group’s assets as a percentage of total assets as of September 30, 2002:

Distribution of Assets as a Percentage of Total Assets

Receivables Collateralized by Real Estate

Current Mix of Receivable Investment Holdings

      The Consolidated Group’s investments in Receivables include Receivables collateralized by first or junior real estate liens, primarily on single family residential property and commercial properties.

      During the fiscal years ended September 30, 2001 and 2002, the Consolidated Group expanded the origination of Commercial Loans. The expansion was due to the Consolidated Group’s current perception that this market may be inadequately served by current lenders, who it believes are inflexible in their underwriting and pricing policies and who are not able to quickly underwrite and close these loans, particularly in the temporary, bridge and development Commercial Loan markets.

      The stated yields on Commercial Loans are higher than the yield on Receivables collateralized by single family residential property because the market and credit risks are lower for the mortgage collateralized by single family residential property and there are less competitors with commercial real estate financing capabilities. However, investments in Commercial Loans are less diversified because the principal amount of a Commercial Loan is generally greater than the principal amount of a residential mortgage or other Receivable.

      Management continually monitors economic and demographic conditions throughout the country in an effort to avoid a concentration of its acquired real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

      The following charts present information regarding type of real estate collateral, lien priority and geographical distribution of the Consolidated Group’s portfolio of outstanding real estate Receivables as of September 30, 2002.

Receivables by Collateral Type

Receivables by Security Position

      The Consolidated Group’s real estate Receivables at September 30, 2002 were collateralized by properties located throughout the United States as follows:

	Commercial	Residential
	Originated	and Other

Pacific Southwest	49.5%	25.7%
Southeast	17.7%	11.7%
Southwest	16.0%	18.1%
Midwest	10.4%	5.3%
Pacific Northwest	6.4%	32.5%
Northeast	—	6.7%

	100.0%	100.0%

      At September 30, 2002, the Consolidated Group held contracts and mortgage notes Receivables with face values as follows:

	Carrying	Delinquent	Weighted	Weighted
	Amount of	Principal	Average Coupon	Average
Description	Receivables	Amount(2)	Rate(3)	Yield(4)

Commercial(1)	$353,794,571	$26,349,403	13.0%	16.1%
Residential	176,520,275	17,753,261	9.0%	10.5%
Other	102,842,313	8,351,967	9.5%	11.9%
Unrealized discounts, net of unamortized acquisition cost, on Receivables purchased at a discount	(11,587,546)
Accrued interest receivable	12,613,487

CARRYING VALUE	$634,183,100	$52,454,631

(1)	The commercial real estate Receivables are defined as those generated through the Consolidated Group’s commercial lending source.

(2)	The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than 90 days.

(3)	Less than 2% of the real estate Receivables are subject to variable interest rates.

(4)	See “RECEIVABLE INVESTMENTS—Yield and Discount Considerations” above in Item 1.

      The future maturities of the aggregate amounts of Commercial Loans (face amount) at September 30, 2002 are as follows:

Commercial
Principal

Due in one year or less	$101,709,778
Due after one year through five years	181,714,753
Due after five years	70,370,040

$353,794,571

      At September 30, 2001, the Consolidated Group held contracts and mortgage notes Receivables with face values as follows:

	Carrying	Delinquent	Weighted	Weighted
	Amount of	Principal	Average Coupon	Average
Description	Receivables	Amount(2)	Rate(3)	Yield(4)

Commercial(1)	$128,259,529	$5,742,560	13.3%	14.3%
Residential	192,874,853	15,856,247	9.2%	10.5%
Other	124,391,414	12,539,908	9.6%	13.7%
Unrealized discounts, net of unamortized acquisition cost, on Receivables purchased at a discount	(15,422,770)
Accrued interest receivable	7,515,198

CARRYING VALUE	$437,618,224	$34,138,715

(1)	The commercial real estate Receivables are defined as those generated through the Consolidated Group’s commercial lending source.

(2)	The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than 90 days.

(3)	Less than 2% of the real estate Receivables are subject to variable interest rates.

(4)	See “RECEIVABLE INVESTMENTS— Yield and Discount Considerations” above in Item 1.

      The future maturities of the aggregate amounts of Commercial Loans (face amount) at September 30, 2001 are as follows:

Commercial
Principal

Due in one year or less	$35,336,935
Due after one year through five years	86,150,290
Due after five years	6,772,304

$128,259,529

Securities Investments

      At September 30, 2002, 2001 and 2000, 93.0%, 87.8% and 87.7%, respectively, of the Consolidated Group’s securities investments were held by Western Life.

      The following table outlines the nature and carrying value of securities investments held by the Consolidated Group at September 30, 2002:

	Available- For-	Held-To-
	Sale Portfolio	Maturity	Total	Percentage

Total Amount	$495,060,527	$40,228,594	$535,289,121	100.00%

Invested in:
Fixed Income	$451,416,799	$40,228,594	$491,645,393	91.84%
Equities	39,695,014	—	39,695,014	7.42
Venture Capital/ Limited Partnership	3,948,714	—	3,948,714	0.74

	$495,060,527	$40,228,594	$535,289,121	100.00%

Fixed Income:
U.S. Government	$219,825	$1,004,611	$1,224,436	0.25%
Other	451,196,974	39,223,983	490,420,957	99.75

	$451,416,799	$40,228,594	$491,645,393	100.00%

Other fixed income by rating:
AAA	$326,927,562	$39,223,983	$366,151,545	74.65%
AA	11,812,356	—	11,812,356	2.41
A	4,785,648	—	4,785,648	0.98
BBB	35,309,413	—	35,309,413	7.20
BB	33,846,902	—	33,846,902	6.90
B	8,266,922	—	8,266,922	1.69
Other	30,248,171	—	30,248,171	6.17

	$451,196,974	$39,223,983	$490,420,957	100.00%

Other fixed income by market sector:
Mortgage- and asset-backed	$431,285,927	$39,223,983	$470,509,910	95.95%
Finance	161,500	—	161,500	0.03
Industrial	17,428,147	—	17,428,147	3.55
Utilities	2,321,400	—	2,321,400	0.47

	$451,196,974	$39,223,983	$490,420,957	100.00%

     Unrealized Losses on Investments

      Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes. The Consolidated Group continually monitors its investment portfolio for other than temporary impairments of its securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, the Consolidated Group considers (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, the Consolidated Group also considers the credit rating and determines the amount of credit support available for the security. At September 30, 2002, the Consolidated Group’s investment portfolio had approximately $3.4 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed as temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

      The following table stratifies the unrealized losses as of September 30, 2002 by investment category:

	Carrying Value	Unrealized Losses

Corporate bonds	$9,916,310	$(365,764)
Mortgage- and-asset-backed securities	79,208,456	(2,306,998)

Total fixed income securities	89,124,766	(2,672,761)

Common stock	2,420,502	(427,147)
Preferred stock	8,902,959	(266,625)

Totals	$100,448,227	$(3,366,533)

      The following table stratifies the unrealized losses as of September 30, 2002 by market sector:

	Carrying Value	Unrealized Losses

Corporate bonds	$9,916,310	$(365,764)
Collateralized mortgage obligation	43,109,358	(548,976)
Other asset-backed	30,789,919	(1,757,131)
Home equity	5,309,179	(891)

Total fixed income securities	89,124,766	(2,672,761)

Common stock	2,420,502	(427,147)
Preferred stock	8,902,959	(266,625)

Totals	$100,448,227	$(3,366,533)

      The following table stratifies the unrealized losses as of September 30, 2002 by credit rating:

	Carrying Value	Unrealized Losses

AAA	$49,544,782	$(887,956)
AA	3,658,679	(215,905)
A	7,565,285	(507,286)
BBB	7,353,817	(310,155)
BB	24,130,531	(895,440)
B	4,130,918	(122,372)
Other	1,643,713	(272)
Common stock	2,420,502	(427,147)

Totals	$100,448,227	$(3,366,533)

      Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates which may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in the Consolidated Group’s investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. At September 30, 2002, approximately $1.7 million in unrealized losses in the Consolidated Group’s investment grade assets and approximately $34,000 in non-investment grade assets were due to investments in airline-related asset-backed securities. In determining whether these losses were temporary or other than temporary, the Consolidated Group considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery.

      The following table stratifies the unrealized losses as of September 30, 2002 by trading class:

	Carrying Value	Unrealized Losses

Traded	$100,448,227	$(3,366,533)
Non-Traded	—	—

Totals	$100,448,227	$(3,366,533)

      The following table stratifies the unrealized losses as of September 30, 2002 by length of time the securities have continuously been in an unrealized loss position:

	Carrying Value	Unrealized Losses

Fixed Income Securities:
Investment Grade
0-6 months	$47,792,042	$(633,420)
7-12 months	—	—
13-18 months	20,365,693	(1,736,406)
Non-Investment Grade
0-6 months	20,967,031	(302,935)
Preferred Stock:
0-6 months	8,902,959	(266,625)
Common Stock:
0-6 months	2,420,502	(427,147)

Total	$100,448,227	$(3,366,533)

      The maturities of fixed income investments that are in an unrealized loss position at September 30, 2002 are as follows:

	Carrying Value	Unrealized Losses

Due in one year through five years	$2,120,885	$(99,292)
Due after five years through ten years	7,295,425	(266,468)
Due thereafter	500,000	(4)

Total non-mortgage-and-asset-backed securities	9,916,310	(365,764)
Mortgage-and-asset-backed securities	79,208,456	(2,306,998)

Total fixed income securities	$89,124,766	$(2,672,761)

      The Consolidated Group is authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short” (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. At September 30, 2002, the Consolidated Group had no outstanding hedge transactions or open short sales positions. See “—Market Risk Management.”

Other Receivables

      Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate, such as structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes whereby the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be immediately converted to cash directly with the issuing insurance company. Metropolitan’s source for these investments is generally private brokers who specialize in these types of Receivables.

      The following table outlines the nature and carrying value of other Receivables held by the Consolidated Group at September 30, 2002:

	Carrying Value	Percentage

Invested in:
Lotteries	$90,190,650	70.33%
Note receivable from affiliate	13,246,825	10.33
Annuities/ Structured settlements	18,764,365	14.63
Financing leases	2,203,417	1.72
Other	3,836,098	2.99

	$128,241,355	100.00%

Real Estate Held for Sale and Development

      From time to time, the Consolidated Group acquires development properties through foreclosures or direct purchases from third parties. The development or improvement of properties is undertaken for the purpose of enhancing values to increase marketability and to maximize profit potential.

Development properties

      The following development properties exceeded 5% of the Consolidated Groups stockholders’ equity at September 30, 2002.

Carrying
Property Description	Value

Dillingham Ranch	$20,749,662
Summit	13,503,135
Spokane Valley Plaza	12,307,980
Broadmoor Property	10,428,115
Sunset Beach	10,132,174
Broadmoor Factory Outlet Mall	7,319,784
Airway Business Centre	4,405,380

     Dillingham Ranch

      During fiscal 2002, the Consolidated Group purchased approximately 2,800 acres on the island of Oahu in Hawaii. The Consolidated Group has begun subdividing the waterfront portion of the property generally into 5-acre tracts. This effort is expected to be completed in fiscal 2003.

      The balance of the property, 2,700 acres, is currently going through a lengthy study and planning process that is expected to culminate in the Consolidated Group rezoning and entitling the property around a common theme such as a private club or an equestrian based community.

     The Summit Property

      This property consists of approximately 76.35 acres in downtown Spokane, Washington adjacent to the central business district and is located along the north bank of the Spokane River. The property is zoned for mixed uses, ranging from medium density residential to office and retail. A final Environmental Impact Statement on the proposed project was published in 1993. The master plan and Shoreline Substantial Development Use Permit were approved by the City of Spokane in 1995. Metropolitan is currently exploring options for the development of the infrastructure of the property.

     Spokane Valley Plaza

      This property is located near the Sullivan Road and Interstate 90 freeway interchange just east of Spokane, Washington and consists of 28.15 acres of land zoned for regional commercial use. Currently, the property has 84,000 square feet of leasable space with 83,015 square feet occupied. Additionally, there is capacity for an additional 59,509 square feet of leasable space available for development.

     Broadmoor Park Outlet Mall

      The Broadmoor Park Outlet Mall is 10.98 acres located on the north side of Interstate 182 freeway near Pasco, Washington. The Outlet Mall is approximately 101,000 square feet and over 52% leased as of September 30, 2002. The Outlet Mall has not developed as anticipated and to retain tenants, leases were converted to percentage rents based upon sales. During 2002 the Consolidated Group began to convert the property from a factory outlet mall to a neighborhood/regional oriented retail center. The Consolidated Group believes this conversion will take approximately 24 months to complete.

     Broadmoor Park General

      The remaining 378.03 acres of Broadmoor Park are zoned for development as hotels, motels, fast food restaurants, gas stations, a variety of stores, and for development of both single and multi-family residential housing. Sales in fiscal 2002 totaled approximately 103 acres for approximately $3.6 million.

     Sunset Beach

      This property is 19.1 acres of development property on the North Shore of Oahu, Hawaii. During fiscal 2002, Metropolitan finalized the necessary entitlements to develop the property into a 29-lot residential subdivision in order to begin to sell the residential lots.

     Airway Business Centre

      Airway Business Centre consists of 21.23 acres of commercial/industrial-zoned property in Airway Heights, Washington. During 2002, the Consolidated Group submitted to the City of Airway Heights to rezone the property into a mixed use Binding Site Plan and establish a development plan. As part of the rezoning, the Consolidated Group, in conjunction with the City of Airway Heights, is working to establish a Tax Increment District on the property. The Consolidated Group believes that the establishment of the Tax Increment District will stimulate and encourage growth in the area by creating a competitive edge over other properties in the vicinity.

Repossessions

      In the course of its real estate Receivable investment activity, the Consolidated Group acquires various parcels of real estate as a result of foreclosures and/or voluntary repossessions. It is the Consolidated Group’s general policy to attempt to resell such properties at the earliest possible time following acquisition. Improvements are made to certain properties for the purpose of preservation or restoration to maximize the resale price. The marketing status of all properties is reviewed at least monthly by a committee that includes sales and management personnel. Generally, repossessed properties are resold within one year from the date of repossession and any losses are reported as a component of provision for loss on real estate held for sale.

      At September 30, 2002, the Consolidated Group had one repossessed property with a carrying value greater than 5% of stockholders’ equity. This property, which had a carrying value of approximately

$4.9 million is located in the greater Orlando, Florida area and is referred to as the Lake Mary Summit property. This property began to be actively marketed in the fourth quarter of fiscal year 2002.

      The following is a summary of the changes in real estate held for sale and development for the years ended September 30, 2002, 2001 and 2000.

	Year Ended September 30,

	2002	2001	2000

Balance at beginning of period	$85,595,998	$74,144,242	$85,747,433
Additions during period:
Purchases and development costs	40,774,749	14,566,517	9,186,324
Foreclosures	21,545,856	15,144,972	16,608,479

Total additions	62,320,605	29,711,489	25,794,803

Deductions during period:
Depreciation	1,150,528	1,099,398	1,150,600
Real estate sold	37,788,621	17,160,335	36,247,394

Total deductions	38,939,149	18,259,733	37,397,994

Balance at end of period	$108,977,454	$85,595,998	$74,144,242

Asset Quality

Servicing, Collection and Delinquency Experience

      Prior to April 2001, Metwest performed the servicing and collection functions related to the Consolidated Group’s Receivable portfolio. Metwest also serviced the Receivables of Summit, Old Standard and Old West, as well as Receivables sold through securitizations.

      In April 2001, as a result of Metropolitan’s decision to stop performing loan servicing operations, the Consolidated Group participated with some of its affiliates in a transaction with a wholly-owned subsidiary of Ocwen Financial Corporation (“Ocwen”) (NYSE: OCN), where the servicing rights to Receivables and foreclosed properties held for sale were transferred to Ocwen. In October 2001, the Consolidated Group entered into a subservicing agreement, whereby Ocwen will provide servicing for the majority of the remaining Receivable portfolio in addition to the Consolidated Group’s future acquisitions of new Receivables. As the servicer for the Consolidated Group, Ocwen is responsible for all servicing related functions ranging from payment processing to the liquidation of property acquired as a result of foreclosure. Moody’s Investor Service, Inc. (“Moody’s”) assigned its highest rating, SQ1, to Ocwen as a Primary Servicer of subprime loans and as a Specialty Servicer. Ocwen carries a level 2 servicer rating from Fitch IBCA, Inc. (“Fitch”). According to Fitch, level 2 servicers have demonstrated high performance in all relevant categories. Standard & Poor’s (“S&P”) has assigned its Strong Residential Subprime and Residential Special Servicer rankings to Ocwen. S&P has also assigned an Above Average Residential Alternative Servicer ranking to Ocwen for subordinate lien products. Ocwen’s primary business is the servicing and special servicing of nonconforming and subprime residential and commercial mortgage loans. Ocwen also specializes in the related development of loan servicing technology and software for the mortgage and real estate industries. As of September 30, 2002, Ocwen serviced approximately 65% of the Consolidated Group’s Receivable portfolio. The remaining 35% was serviced by Metwest.

      The principal amount of the Consolidated Group’s Commercial Loans (as a percentage of total outstanding Commercial Loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans in	Percentage
	Loans	arrears	in arrears

September 30, 2002	$353,794,571	$26,349,403	7.45%
September 30, 2001	$128,259,529	$5,742,560	4.48%
September 30, 2000	$7,460,745	$—	0.00%

      In addition to the amounts included in the table above at September 30, 2002, there were approximately $23.9 million in additional delinquent loans that the Consolidated Group had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of September 30, 2002, these loans accounted for 6.8% of the total outstanding Commercial Loans, but were not included in the table above because they were less than 90 days delinquent.

      When a payment becomes delinquent on a Commercial Loan, either Ocwen’s or the Consolidated Group’s collection unit (depending on which entity is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to a Consolidated Group workout manager according to property type, size of loan and complexity of transaction. The workout manager will review the file and related documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If, upon the expiration of the notice of default, the default is not cured, foreclosure is begun immediately by counsel. Concurrent with the notice of default period and the foreclosure process, the assigned workout manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the workout manager will also develop a workout program and make recommendations to the Consolidated Group’s Problem Loan Review Committee for approval. As a part of formulating this workout plan, the workout manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the Problem Loan Review Committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the workout manager with the borrower that would result in other than full reinstatement are subject to prior approval by the Problem Loan Review Committee.

      The Problem Loan Review Committee is composed of representatives from underwriting, risk management, operations, commercial lending, legal and property development. The committee meets weekly and reviews all newly defaulted loans, continuing defaulted loans, loans in foreclosure, loans in bankruptcy and progress on approved workout plans.

      The principal amount of the Consolidated Group’s residential and other Receivables collateralized by real estate (as a percentage of total residential and other Receivables collateralized by real estate) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables in	Percentage
	Estate Receivables	arrears	in arrears

September 30, 2002	$279,362,588	$26,105,228	9.34%
September 30, 2001	$317,266,267	$28,396,155	8.95%
September 30, 2000	$396,767,867	$26,400,000	6.65%

      The real estate Receivables acquired by the Consolidated Group are generally A-, B and C credit Receivables. Management expects higher delinquency rates because Receivables purchased or originated by the Consolidated Group are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association (“Fannie Mae”). Management believes that the economic effects of these higher delinquency rates will be generally offset by the higher yields expected to be received on these Receivables than those typically received on the conventional “A” credit lending markets and the value of the underlying collateral. The increase in over 90 days delinquencies as a percentage of outstanding residential and other real estate Receivables from 8.95% at September 30, 2001 to 9.34% at September 30, 2002 was primarily due to the decline in residential and other real estate Receivables balances resulting from the change in focus to increase Commercial Loans.

      The carrying amount of the Consolidated Group’s other Receivable investments not collateralized by real estate (as a percentage of total other Receivable investments) that were in arrears for more than 90 days as of the following dates were as follows:

	Total Other	Other Receivables	Percentage
	Receivables	in arrears	in arrears

September 30, 2002	$128,241,355	$6,270,822	4.89%
September 30, 2001	$176,104,766	$6,834,560	3.88%
September 30, 2000	$271,380,430	$4,625,677	1.70%

Provision and Allowance for Losses on Receivables

      Changes in the allowance for losses on Receivables were as follows:

	2002	2001	2000

Beginning balance	$13,509,977	$12,983,966	$6,855,606
Provisions	4,142,146	7,515,420	12,070,638
Charge offs:
Commercial Loans	(1,960,777)	—	—
Residential and other real estate loans	(4,352,344)	(4,794,882)	(5,153,536)
Leases	—	(2,172,299)	(788,742)
Other receivable investments	—	(22,228)	—

Ending balance	$11,339,002	$13,509,977	$12,983,966

Charge offs as a percent of average Receivables	0.91%	1.15%	0.91%
Allowance as a percentage of total Receivables	1.49%	2.17%	2.19%

      An analysis of the allowance for losses on Receivables was as follows:

		Allocated
		Allowance
	Allocated	as a % of	Loan Category
	Allowance for	Receivable	as a % of Total
	Receivable Losses	Category	Receivables

2002
Commercial Loans	$3,042,495	0.86%	46.47%
Residential and other real estate loans	5,817,420	2.08%	36.69%
Leases	600,730	14.21%	0.55%
Other receivable investments	500,000	0.40%	16.29%
Unallocated	1,378,357	0.22%	0.00%

	$11,339,002	1.49%	100.00%

2001
Commercial Loans	$2,035,408	1.59%	20.63%
Residential and other real estate loans	8,222,839	2.59%	51.04%
Leases	600,730	9.05%	1.07%
Other receivable investments	1,667,266	0.98%	27.26%
Unallocated	983,734	0.22%	0.00%

	$13,509,977	2.17%	100.00%

2000
Commercial Loans	$108,399	1.45%	1.26%
Residential and other real estate loans	9,783,517	2.47%	66.92%
Leases	776,369	6.37%	2.06%
Other receivable investments	1,467,786	0.83%	29.76%
Unallocated	847,895	0.21%	0.00%

	$12,983,966	2.19%	100.00%

      The allowance for losses on Receivables represents management’s estimate of credit losses inherent in the portfolios as of the balance sheet dates. Management performs regular reviews in order to identify these inherent losses, and to assess the overall collection probability of the portfolios. This process provides an allowance that consists of two components: allocated and unallocated. To arrive at the allocated component, the Consolidated Group combines estimates of the allowance needed for loans that are evaluated collectively and those that are evaluated individually.

      Commercial Loans are individually monitored for impairment. When a loan has been identified as impaired, the Consolidated Group determines the allowance for loss based on the estimated fair value, less estimated liquidation expenses, of the collateral compared to the carrying value of the Receivable, including accrued interest. The estimated fair value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, management considers several factors. Some of those factors include the type of property, changes in regional economic factors, the underlying appraisal assumptions, and any recent communication with local real estate brokers. If the estimated fair market value of the collateral is less than the carrying value, including accrued interest, an allowance for loss is recorded. The increase in the allowance for losses on Commercial Loans in fiscal 2002 was due to an increase in the Consolidated Group’s commercial lending activities. Fluctuations in the provision for losses and/ or percentage of allowance to outstanding principal result from using the specific impairment methodology.

      The Consolidated Group established an allowance for losses on residential and other real estate Receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and historical foreclosure and loss experience. The residential and other Receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. During the fiscal year ended September 30, 2000, the Consolidated Group revised its expected foreclosure and loss severity assumptions for the sub-prime loans that were previously originated by the Consolidated Group. Originally, the assumptions used for the sub-prime loans were based on the historical performance of the Consolidated Group’s Receivable portfolio, which were primarily seller-financed Receivables. The Consolidated Group used the seller-financed based assumptions because they anticipated that the sub-prime loans that were being originated would perform the same as the seller-financed loans. When the Consolidated Group determined that the expected performance of the sub-prime loans differed from its initial assumptions, and such actual performance is not generally known until 12-24 months after origination, it revised the expected future loss rate accordingly. The Consolidated Group discontinued its origination of sub-prime loans in January 2001.

      The reduction in the ending reserve balance on residential and other real estate loans during the fiscal year ended September 30, 2002 was primarily due to the overall seasoning of the loan portfolio. As the Consolidated Group has recently focused on Commercial Loan originations, the remaining real estate Receivable portfolio has been decreasing in size due to payoffs and maturities. The remaining portfolio, which is comprised of production from previous years, contains different loss potential characteristics depending upon the year the loans were produced (production pool years). Not all production pool years will experience the same rate of loss over their respective remaining lives. Pools that have seasoned beyond the four-year mark generally experience lower future losses than pools that are less seasoned.

      During the fiscal year ended September 30, 2000, an allowance for losses on other Receivable investments was established as the Consolidated Group began to originate finance leases. During the fiscal year ended September 30, 2001, the Consolidated Group discontinued lease origination and does not currently have plans to resume this division. Additionally, the Consolidated Group established an allowance on its investments in annuity and structured settlements as the industry began to focus on state and federal collection laws and their applicability to annuity and structured settlement payments.

      The reduction in ending allocated allowance balances for other Receivable investments during the fiscal year ended September 30, 2002 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

      In estimating the amount of credit losses inherent in the Receivable portfolios, management utilizes various judgments and assumptions. For Receivables that are collateral-dependent, the estimated fair market value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component reflects management’s judgmental assessment of the impact that various quantitative factors have on the overall measurement of credit losses.

Allowance for Losses on Real Estate Held for Sale

      The following table summarizes changes in the Consolidated Group’s allowance for losses on real estate held for sale:

	2002	2001	2000

Beginning Balance	$3,661,247	$2,066,148	$2,462,466
Provisions	2,345,301	4,308,205	2,817,950
Charge-Offs	(4,008,100)	(2,713,106)	(3,214,268)

Ending Balance	$1,998,448	$3,661,247	$2,066,148

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. Any loss on liquidation or subsequent reduction in the carrying value is charged to operations through provision for losses.

Market Risk Management

      Market risk is defined as the sensitivity of income and capital to changes in interest rates, equity prices and other market variables. Market risk is managed within an overall asset/liability management framework. The Consolidated Group’s Asset/ Liability Committee is responsible for reviewing and administering its asset/liability management positions.

      Interest rates. Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits, and the interest costs of certificates and collateralized borrowings, while interest sensitive income includes interest, earned discounts and other income from the Receivable and investment portfolio. Substantially all of the Consolidated Group’s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, securities, annuity deposits and long-term debt. Increases or decreases in interest rates can cause changes in net income and fluctuations in the fair market value of interest sensitive assets and liabilities.

      Equity prices. The Consolidated Group’s investments in equity securities expose it to changes in equity prices. It manages this risk on an integrated basis with other risks through its asset/liability management strategies. The Consolidated Group also manages equity price risk through industry and issuer diversification and asset allocation techniques.

      Fair value analysis. As with the impact on operations from changes in interest rates, the Consolidated Group’s fair market value of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group monitors the sensitivity of net interest income and fair market value to changes in interest rates.

      The following table presents, as of September 30, 2002, the Consolidated Group’s estimated effects of hypothetical increases and decreases in interest rates on assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results will most likely differ from those reflected in the table that follows.

			Fair Market Value With Interest Rate Change
		Fair
	Carrying	Market	Decrease	Decrease	Increase	Increase
	Amounts	Value	1%	2%	1%	2%

	(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$68,317	$68,317	$68,317	$68,317	$68,317	$68,317
Investments:
Available-for-sale securities	495,061	495,061	506,724	519,006	483,975	473,431
Held-to maturity securities	40,229	41,418	42,624	43,895	40,273	39,186
Real estate contracts and mortgage notes	621,570	639,913	641,295	642,690	638,543	637,185
Other receivable investments	128,241	141,822	147,248	152,993	136,694	131,846
Reinsurance receivable	148,392	150,309	153,835	157,493	146,908	143,628

	$1,501,810	$1,536,840	$1,560,043	$1,584,394	$1,514,710	$1,493,593

Financial Liabilities:
Annuity reserves	$1,225,660	$1,241,487	$1,270,614	$1,300,830	$1,213,402	$1,186,311
Investment certificates	350,744	351,683	359,396	367,389	344,228	337,030
Debt payable	122,765	128,709	133,078	137,730	124,601	120,735
Commitments to extend credit	88,374	88,374	88,374	88,374	88,374	88,374

	$1,787,543	$1,810,253	$1,851,462	$1,894,323	$1,770,605	$1,732,450

      Gap analysis. A conventional view of interest rate sensitivity for financial institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, the Consolidated Group takes into consideration expected prepayment speeds and contractual maturities. The balances reflect expected amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. The Consolidated Group has used prepayment assumptions based on market estimates and past experience with its current portfolio. In assigning liabilities to maturity and repricing categories, the Consolidated Group takes into consideration expected annuity policy lapse rates based on past experience. Non-rate sensitive items such as the allowance for loan losses and deferred loan fees/costs are not included in the table.

      The gap information is limited by the fact that it is a point-in-time analysis. The data reflects conditions and assumptions as of September 30, 2002. These conditions and assumptions may not be appropriate at another point in time. Consequently, the interpretation of the gap information is subjective.

	September 30, 2002 Projected Repricing

	0-3 months	4-12 months	1-5 years	Thereafter	Total

	(dollars in millions)
Interest-Sensitive Assets
Cash	$68.3	$—	$—	$—	$68.3
Real estate contracts and mortgage notes receivable	44.4	146.3	329.7	113.7	634.1
Securities investments	24.6	61.4	210.8	182.6	479.4
Other	9.0	24.5	118.5	48.6	200.6

Total interest-sensitive assets	$146.3	$232.2	$659.0	$344.9	$1,382.4

Interest-Sensitive Liabilities
Life and annuity reserves	$28.5	$90.9	$549.5	$408.4	$1,077.3
Debentures	12.3	44.1	283.4	15.9	355.7
Debt payable	14.4	10.8	58.1	39.8	123.1

Total interest-sensitive liabilities	$55.2	$145.8	$891.0	$464.1	$1,556.1

Repricing gap	$91.1	$86.4	$(232.0)	$(119.2)	$(173.7)

Cumulative gap	$91.1	$177.5	$(54.5)	$(173.7)	$(173.7)

Cumulative gap as a percentage of total interest sensitive assets	6.59%	12.84%	-3.94%	-12.57%	-12.57%
Total interest sensitive assets					$1,382.4

      In the next 12 months, the Consolidated Group’s Gap Analysis indicates a positive gap, meaning that its interest-sensitive assets are expected to reprice before its interest sensitive liabilities. In a rising interest rate environment, the net interest income will tend to increase which will have a positive impact on results of operations. Conversely, in a falling interest rate environment, the net interest income will tend to decrease which will have a negative impact on results of operations.

      After the next year, the Consolidated Group’s Gap Analysis indicates a negative gap, meaning that its interest-sensitive liabilities are expected to reprice before its interest-sensitive assets. In a rising interest rate environment, the net interest income will tend to decrease which will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net interest income will tend to increase which will have a positive impact on results of operations.

      The Consolidated Group’s asset base is comprised partially of Commercial Loans. Commercial Loans make up approximately 26% of the interest-sensitive assets as of September 30, 2002. These assets tend to be short-term in nature (weighted average maturity is approximately 26 months). These assets contribute to the transition from a positive gap to a negative gap in the 1-5 year time period. The Consolidated Group intends to continue to expand its investments in Commercial Loans. This, along with the management of the interest sensitive liability portfolio, should enable the Consolidated Group to effectively monitor and control its interest-rate sensitivity over time.

Liquidity and Capital Resources

      The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for Commercial Loans and Receivable purchases. Managing liquidity also enables the Consolidated Group to take advantage of opportunities for business expansion. The Consolidated Group finances its business operations and growth primarily through the sale of annuity and life insurance products, the sale of debt securities and preferred stock and a secured line of credit agreement in addition to the maturity of the current Receivable portfolio.

      In January 2001, the Consolidated Group changed the focus of its Receivable investment strategy away from acquiring residential real estate loans for securitization purposes, as it does not intend to participate in any real estate-backed securitizations in the near future, and began focusing its Receivable investment activity on acquiring, originating and holding both residential real estate loans and Commercial Loans. Historically, proceeds from securitizations were primarily reinvested in additional securitizable products. Because securitization proceeds were not primarily used to acquire and hold residential or Commercial Loans, the Consolidated Group does not believe the change in investment strategy away from securitizations will have a negative effect on its ability to acquire and hold residential and Commercial Loans.

      The annuity and life insurance business is highly competitive. The Consolidated Group competes with other financial institutions, including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. The Consolidated Group believes the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels, service rendered to the customer before and after a policy or contract is issued, and service provided to agents. Other factors affecting the annuity business include the benefits, including before tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If the Consolidated Group is unable to effectively price its annuities, offer competitive commissions and effectively compete in general for the sale of its annuity products, its liquidity could be adversely affected.

      The Consolidated Group anticipates that the recent change in Western Life’s A.M. Best assigned rating may result in a slight increase in its cost of funds in addition to a slight increase in surrender rates as current policies enter their surrender periods. Before the initial change in rating, the Consolidated Group changed the focus of its investment strategy away from acquiring residential real estate loans for securitization purposes and refocused its investment activity on acquiring and holding both residential and commercial real estate loans. The change in focus has resulted in higher yields on the Consolidated Group’s investments. Therefore, the Consolidated Group expects the slight increase in its cost of funds will be offset by the higher yields obtained through its new investment strategy.

      To support this change in investment strategy and in response to the rating change, Metropolitan increased its capital contributions to Western Life during the fiscal year ended September 30, 2002 through a $27.6 million purchase of common and preferred stock. Additionally, to further increase the capital of Western Life, Western Holding has registered for sale up to $50.0 million of Series A preferred stock at September 30, 2002. However, Western Holding must sell at least 400,000 shares of the preferred stock to at least 800 qualifying investors before it can complete the offering. Western Life is also focusing on issuing liabilities with greater surrender charge protection. Western Life does not anticipate any further change in its A.M. Best rating in the coming year.

      The state of Washington’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually as of a calendar year-end. At the last annual review at its statutory reporting period ended December 31, 2001, Western Life’s capital and surplus levels exceeded the calculated specified requirements. Recently, Western Life has maintained adequate levels of capital through the sale of common stock and preferred stock to Metropolitan. To the extent that Metropolitan does not maintain adequate levels of liquidity permitting it to make further capital investments in Western Life, or to the extent that Western Holding cannot complete its Series A preferred stock offering, Western’s ability to generate capital could be adversely affected, which in turn could negatively affect its ability to increase its investments in higher risk-adjusted assets such as Commercial Loans, real estate and equity investments.

      Western Life has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At September 30, 2002, Western Life had a stock investment in the FHLB of approximately $5.1 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At September 30, 2002, Western Life had $288.3 million in eligible collateral with a market value of $296.9 million and a borrowing potential of $210.1 million, subject to the purchase of additional stock. Approximately $141.4 million in securities having a market value of $145.6 million were pledged to secure the outstanding borrowings to FHLB at September 30, 2002. At September 30, 2002, Western Life had approximately $103.0 million in outstanding borrowings leaving an unused borrowing potential of approximately $107.1 million, subject to the purchase of additional stock. During the year ended September 30, 2002, Western Life’s outstanding borrowings on the secured line of credit increased $81.0 million. This increase accounted for approximately 26.5% of the Consolidated Group’s net cash provided by financing activities. In order to increase the unused borrowing potential, Western Life would be required to purchase approximately $2.8 million in additional FHLB stock.

      Western Life has a reinsurance agreement with Old Standard, which became effective July 1, 1998. Under this agreement, Western Life can reinsure with Old Standard 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice.

      Metropolitan engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS, an affiliated company. At September 30, 2002, Metropolitan had registered for sale up to $150.0 million of Series III and Series III-A Debenture Bonds. This debenture bond registration expires April 30, 2003. Additionally, Metropolitan had registered for sale up to 6,000,000 shares of Series E-7 preferred stock that carry a $25 issue price for a total preferred stock offering price of $150.0 million. This preferred stock registration expires July 31, 2003.

      Another source of liquidity is derived from payments received on Receivables and the sale of real estate. A decrease in the prepayment rate on Receivables or in the ability to sell real estate would reduce future cash flows. Additionally, to increase liquidity, the Consolidated Group may occasionally sell securities to a broker-dealer under the provision that the Consolidated Group will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. At September 30, 2002, the Consolidated Group had approximately $4.0 million of outstanding reverse repurchase agreements.

      The Consolidated Group’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the state of Washington that limit Western Life’s investments in real estate related assets to 65% of its statutory assets. Western Life is restricted from selling non-real estate related assets if, after the sale, Western Life’s real estate assets would exceed 65% of its statutory assets. However, occasionally Western Life may acquire real estate related Receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Western Life can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At September 30, 2002, Western Life had approximately 46% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

      For statutory purposes, Western Life performs cash flow testing under seven different rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where Western Life is licensed as an insurance company. At December 31, 2001, the results of this cash flow testing process were satisfactory.

      The following table summarizes the Consolidated Group’s maturity schedule for its current outstanding debt security obligations (principal and interest), credit lines and other debt payable and anticipated annual cash dividend requirements on outstanding preferred stock for the periods indicated:

		Lines/Other	Preferred
Fiscal Year Ending	Debentures	Debt	Stock
September 30,	(Debt Securities)	Payable	Dividends(1)	Total

2003	$71,564	$30,268	$6,634	$108,466
2004	59,314	25,398	6,634	91,347
2005	121,340	16,865	6,634	144,839
2006	76,700	14,018	6,634	97,352
2007	92,821	7,505	6,634	106,961

	$421,739	$94,054	$33,172	$548,965

(1)	Based on an assumed dividend rate per annum of 8.25%

      Metropolitan expects to fund the retirement of maturing debt securities with cash flow generated by Receivable investments, sales of real estate, the issuance of additional securities or through reinvested debt securities. During the year ended September 30, 2002, approximately 53% of Metropolitan’s debt securities were reinvested at maturity. Principal payments received from Metropolitan’s Receivable portfolio and proceeds from sales of real estate and Receivables were as follows for the periods indicated (in millions):

Fiscal 2002:	$34.8
Fiscal 2001:	$70.6
Fiscal 2000:	$504.5

      The decrease in principal payments received from Metropolitan’s Receivable portfolio and proceeds from sales of real estate and Receivables from 2000 was primarily due to a reduction in its securitization activity.

      Additionally, a portion of Western Life’s annuities may reprice annually which could cause termination of annuities subject to a surrender charge. In the event of termination, the expected cash outlays of Western Life will increase. See “—Market Risk Management” above.

      The Consolidated Group had approximately $88.4 million and $17.0 million of outstanding commitments to extend credit to commercial borrowers at September 30, 2002 and 2001, respectively.

      During 2002, $1.2110 billion in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $1.0050 billion primarily in Receivables and investments and (2) fund $205.6 million in debt maturities, annuity product surrenders and the payment of dividends.

      During 2001, $725.9 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $500.8 million primarily in Receivables and investments and (2) fund $159.8 million in debt maturities, annuity product surrenders and the payment of dividends.

      During 2000, $1.0638 billion in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $747.3 million primarily in Receivables and investments and (2) fund $334.3 million in debt maturities, annuity product surrenders and the payment of dividends.

      The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future through its sale of annuities, securities offerings, its secured line of credit, and the maturing of currently held Receivables.

      Management believes that cash flow generated from the Consolidated Group’s liquidity sources will be sufficient to conduct its business and meet its anticipated obligations as they mature during the next fiscal year. The Consolidated Group has never defaulted on any of its obligations since its founding in 1953.

New Accounting Rules

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000 Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of SFAS 133” (“SFAS No. 137”) and Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133” (“SFAS No. 138”) were issued. SFAS No. 137 amended SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended, did not have a material effect on the Consolidated Group’s financial statements. As part of implementing SFAS No. 133 on October 1, 2000, the Consolidated Group reclassified approximately $59.4 million of investments from held-to-maturity to available-for-sale. The unrealized gain on the date of transfer was $0.4 million.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125” (“SFAS No. 140”). The implementation of SFAS No. 140 on April 1, 2001 did not have a material impact on the Consolidated Group’s financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The implementation of this statement on October 1, 2002 did not have a material impact on the Consolidated Group’s financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Implementation of this new standard on October 1, 2002 did not have a material impact on the Consolidated Group’s financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. Implementation of this statement did not have a material impact on the Consolidated Group’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Consolidated Group has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Consolidated Group’s financial statements.

Item 7.A. Quantitative And Qualitative Disclosures About Market Risk

      For quantitative and quantitative information about market risk of the Consolidated Group, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Market Risk Management” under Item 7.

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

PART III

Item 10. Directors And Executive Officers Of the Registrant

MANAGEMENT

Directors, Executive Officers and Certain Employees

(Age Information Current as of September 30, 2002)

Name	Age	Position

C. Paul Sandifur, Jr.	60	President, Chief Executive Officer and Chairman of the Board
B. Elaine Hoskin	48	Vice President
Reuel Swanson	63	Secretary and Director
John Van Engelen	50	President, Western Life
Gary Brajcich	51	Director
Harold Erfurth	85	Director
Irv Marcus	78	Director
Samuel Smith	62	Director
William D. Snider	60	Director
John Trimble	72	Director

      All officers are appointed by and serve at the discretion of the Board of Directors. Directors serve for one-year terms or until their successor is duly elected and qualified.

      C. Paul Sandifur, Jr., President, Chief Executive Officer and Chairman of the Board. Mr. Sandifur became Executive Vice President in 1980, was elected President in 1981, succeeded his father as Chief Executive Officer in 1991 and became Chairman of the Board in 1995. He has been a Director since 1975. Mr. Sandifur was a real estate salesman with Diversified Properties in Kennewick, Washington during 1977 and 1978 and then with Century 21 Real Estate in Kennewick. In June 1979, he became an associate broker with Red Carpet Realty in Kennewick before rejoining Metropolitan in 1980. He is a Director and Officer of most of the subsidiary companies. He is the sole shareholder of National Summit Corp., which in turn is the sole shareholder of former subsidiaries of Metropolitan, Summit and Old Standard. Mr. Sandifur was born in Spokane, Washington, and received his baccalaureate degree in Psychology from Whitman College in Walla Walla, Washington. He pursued graduate studies at the University of California, Berkeley, San Jose State University and San Francisco State University.

      B. Elaine Hoskin, Vice President. Ms. Hoskin joined Metropolitan in December 1999 as Chief Risk Management Officer. She was elected Assistant Vice President of Metropolitan in March of 2000 and Vice

President in February 2001. From 1993 until joining Metropolitan, she worked for GE Capital as its Vice President of Portfolio Management and Underwriting. Prior to working for GE, she held various positions with the Bank of America starting in 1978, including Vice President and Senior Credit Team Manager; First Vice President & Senior Regional Credit Officer; Vice President and Manager; Vice President, Corporate Banking; Assistant Vice President, Corporate Banking; and Account Officer, Corporate Banking. Ms. Hoskin holds a Bachelor of Arts in German and Psychology from Wellesley College and a Masters of Business Administration in Finance and Accounting from Stanford Graduate School of Business in 1978.

      Reuel Swanson, Secretary and Director. Mr. Swanson has worked for Metropolitan since 1960 and has been a Director since 1969. From 1973 to 1993, Mr. Swanson was Metropolitan’s Treasurer. In 1976, he was elected Corporate Secretary. He is also a Director and Secretary of most of the subsidiary companies. In 1962, he received a Masters of Accounts from Kinman Business University. Mr. Swanson also holds a Bachelor of Science in Business Administration and a Masters of Business Administration from City University.

      John Van Engelen, President, Western United Life Assurance Company. Mr. Van Engelen joined Metropolitan’s insurance subsidiary, Western Life, in 1984 as its underwriting manager, and shortly thereafter he was appointed Vice President—Underwriting. From 1987 to 1994, he was Vice President—Sales and a Regional Sales Manager. During 1994, he was appointed President of Western Life. Prior to joining Western Life, Mr. Van Engelen had worked in the insurance industry and in corporate and public accounting. He holds the following certifications: CPA, CFP, CLU, CHFC, and FLMI. He is also a member of the American Institute of Certified Public Accountants, Society of Financial Service Professionals, National Association of Insurance and Financial Advisors, and a board member of the New Mexico Life and Health Guaranty Fund. Mr. Van Engelen holds a Bachelor of Business Administration in Accounting from Boise State University.

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

      Irv Marcus, Director. Mr. Marcus had been an officer of Metropolitan from 1974 until his retirement in 1995. At retirement, he was Senior Vice President, a title which he had held since 1990, and during which time he supervised Metropolitan’s Receivable investing operations. He had previously been a loan officer with Metropolitan and has over 25 years’ experience in the consumer finance business. He continues as a Director following his retirement.

      Samuel Smith, Ph.D., Director. Dr. Smith was elected as a Director in 2000. Dr. Smith served as President of Washington State University from 1985-2000 and is currently President Emeritus. Dr. Smith was Dean of the College of Agriculture at Penn State University prior to his association with Washington State University.

      William D. Snider, Director. Mr. Snider was elected as Director for Metropolitan in June 2001. He held the position as Metropolitan’s Chief Financial Officer from May 1999 until August 2001. He still maintains his status as Director. Mr. Snider was the Chairman of Snider Financial Partners from June of 1997 through December of 1998. From March 1992 until June of 1997, he was the Executive Vice President and Chief Financial Officer of Finance and Operations of CoBank in Denver, Colorado. Prior to that, Mr. Snider was Senior Vice President and Treasury Group Head for Continental Bank Corporation in Chicago, Illinois. Currently, Mr. Snider is President of Snider Financial Partners. Mr. Snider received his Bachelor of Science and his Masters of Business Administration from the University of Illinois.

      John Trimble, Director. Mr. Trimble had been employed by Metropolitan from 1980 until his retirement in 1995. His principal area of responsibility was Receivables underwriting. At retirement he was Vice President. He became a Director in February 1996.

Committees of the Board

      Audit Committee. The current members of the Consolidated Group’s audit committee are Messrs. Marcus, Chairman, Brajcich and Trimble. The audit committee makes recommendations concerning the engagement of the Consolidated Group’s independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews the Consolidated Group’s corporate compliance procedures and reviews the adequacy of the Consolidated Group’s internal accounting controls. The Consolidated Group’s audit committee had five meetings during fiscal 2002.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation awarded to, earned by, or paid to (1) Metropolitan’s Chief Executive Officer, and (2) Metropolitan’s other four most highly compensated executive officers during 2002 whose total annual compensation exceeded $100,000 in 2002 (the “Named Executive Officers”), all during the fiscal years specified. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash forms of remuneration except Metropolitan’s 401(k) qualified retirement plan adopted as of January 1, 1992, which is available generally to all employees of Metropolitan, except as described below. The 401(k) Plan provides for maximum annual company matching contributions equal to 3% of each participant’s salary. As of September 30, 2002, Metropolitan had no stock option plans in effect.

SUMMARY COMPENSATION TABLE

			Bonus/	All Other
Name and Principal Position	Year	Salary	Commissions	Compensation

C. Paul Sandifur, Jr.	2002	$500,266	$—	$—
Chairman of the Board, Chief	2001	500,016	—	—
Executive Officer and President	2000	500,008	4,500	—

Tom Turner	2002	160,833	25,000	—
President—Summit Securities	2001	150,000	50,000	—
	2000	125,561	50,000	—

Elaine Hoskin	2002	174,833	33,300	—
Chief Operations & Risk Officer	2001	165,417	28,000	—
	2000	106,666	—	—

John Van Engelen	2002	172,000	—	—
President, Western Life	2001	165,323	—	—
	2000	164,521	—	—

Erik Skaggs	2002	133,833	40,000	—
Vice President	2001	55,507	—	—
	2000	11,507	4,000	—

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

Compensation of Directors

      All directors (including honorary Directors) of Metropolitan are paid $500 per meeting. There were five such meetings during fiscal 2002. In addition, non-employee directors are reimbursed for travel expenses.

Option Grants

      There are currently no outstanding options to acquire the Consolidated Group’s common stock and no options have been granted to any of the Consolidated Group’s directors or executive officers during the last three fiscal years.

Compensation Committee Interlocks and Insider Participation

      Metropolitan does not have a formal compensation committee of the Board of Directors. Executive Officer compensation, including compensation of the officers of Western Holding, is determined by C. Paul Sandifur, Jr. and/ or the Human Resources Manager. Mr. Sandifur is the sole shareholder of National Summit Corporation, which in turn owns Summit, Old Standard and Old West. Mr. Sandifur determines the compensation of the executive officers of Summit, but is not an officer or director of Summit. The Consolidated Group engages in various transactions with these companies. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” under Item 13.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as to each class of equity securities of Metropolitan beneficially owned by (1) each director of Metropolitan, (2) Metropolitan’s Chief Executive Officer and the Named Executive Officers, (3) all directors and executive officers of Metropolitan as a group, and (4) all persons known to Metropolitan to be the beneficial owner of 5% or more of the outstanding shares of voting securities of Metropolitan as of December 15, 2002. As of December 15, 2002, there were 97.4075 shares of Metropolitan’s Class A common stock outstanding and 3,127,039 shares of all series of Metropolitan’s preferred stock outstanding. As of December 15, 2002, Metropolitan did not have any options or other securities convertible into common stock or preferred stock outstanding. The officers and directors of Metropolitan not listed on the table do not own any equity securities of Metropolitan.

		Number of Shares
Name	Title of class	Beneficially Owned	% of Class

C. Paul Sandifur, Jr.(1)(2)	Metropolitan Preferred
601 W. First Avenue	Stock, All Series	278,770	8.91%
Spokane, WA 99201	Metropolitan Class A
	Common Stock	97.4075	100.00%

C. Paul Sandifur, Jr. Trustee(1)	Metropolitan Preferred
601 W. First Avenue	Stock, All Series	30,000	0.96%
Spokane, WA 99201	Metropolitan Class A
	Common Stock	52.4667	53.86%

Summit Securities, Inc.(2)	Metropolitan Preferred
601 W. First Avenue	Stock, All Series	248,025	7.93%
Spokane, WA 99201	Metropolitan Class A
	Common Stock	9.2483	9.49%

Irv Marcus	Metropolitan Preferred
	Stock, All Series	364	*
	Metropolitan Class A
	Common Stock	0	*

Harold Erfurth	Metropolitan Preferred
	Stock, All Series	472	*
	Metropolitan Class A
	Common Stock	0	*

All Officers and Directors as a group (21 persons)	Metropolitan Preferred
	Stock, All Series	279,606	8.94%
	Metropolitan Class A
	Common Stock	97.4075	100.00%

*	Less than 1%.

(1)	C. Paul Sandifur, Jr. is trustee of the C. Paul Sandifur and J. Evelyn Sandifur irrevocable trust and has sole voting and sole investment control over the shares of stock held by the trust. The trust beneficiaries are C. Paul Sandifur, Jr., Sara E. Quinn and William F. Sandifur. Mr. Sandifur also directly owns 745 shares of preferred stock and 35.6925 shares of Class A common stock.

(2)	Summit Securities, Inc. is a wholly owned subsidiary of National Summit Corp., a Delaware corporation, which is wholly owned by C. Paul Sandifur, Jr. As a result, Mr. Sandifur effectively has sole voting and investment control over the shares owned by Summit, and may be deemed the beneficial owner of the shares under the rules of the SEC.

Item 13. Certain Relationships and Related Transactions

      During the fiscal year ended September 30, 2002, the Consolidated Group had the following transactions with Summit Securities and its subsidiaries, an affiliated group of companies.

2002

Receivable acquisition fees charged to Summit, Old Standard and Old West	$810,998
Real estate contracts and mortgage notes receivable and other receivable investments sold to Summit, Old Standard and Old West	51,376,208
Gains on real estate contracts and mortgage notes receivable and other receivable investments sold to Summit, Old Standard and Old West	3,579,324
Real estate contracts and mortgage notes receivable and other receivable investments purchased from Summit or its affiliates	1,404,024
Minority interest purchased from Summit	2,325,945
Ceding of annuity premiums to Old Standard	56,527,704
Policyholder benefits recovered from Old Standard	24,884,602
Annuity servicing fees charged to Old Standard	486,541
Ceding commissions charged to Old Standard	3,324,726
Service fees paid to Summit Property Development	3,519,206
Commissions and service fees paid to Metropolitan Investment Securities, Inc.	5,408,006
Servicing and collection fees charged by Metwest to Summit and its affiliates	1,063,763
Administrative services charged by Metropolitan to Summit and its affiliates	5,993,827
Net change in notes payable to Summit and Old Standard	(1,206,161)
Net change in notes receivable from Summit	2,346,025
Interest paid (received) on notes payable to (receivable from) Summit and Old Standard	(736,477)
Dividends paid to Summit on preferred stock investments	204,856

      At September 30, 2002 the Consolidated Group had net receivables from affiliates of approximately $8.7 million, a note receivable from Summit of approximately $13.2 million and a note payable to Old Standard of approximately $3.2 million.

      Metropolitan provides Receivable acquisition services to Summit, Old Standard and Old West for a fee pursuant to the terms of a Management, Receivable Acquisition and Servicing Agreement. The fee is based upon yield requirements established by Summit, Old Standard and Old West. Metropolitan charges, as its Receivable acquisition service fee, the difference between the yield requirement and the yield Metropolitan actually negotiated when the Receivable was acquired. The fees are recognized as revenues when the related fees are charged to those companies. During the year ended September 30, 2002, Metropolitan charged Summit, Old Standard and Old West fees of approximately $0.8 million. The service agreements with Summit, Old Standard and Old West provide an additional source of fee income to Metropolitan. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice.

      The Consolidated Group and Summit entered into the following purchase and sale agreements during the fiscal year ended September 30, 2002.

      On March 28, 2002, Western Life agreed to sell to Old Standard and Old West, at fair value, a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western Life. The purchase price of $11.2 million, which was derived from future expected cash flows discounted at a 6.957% market rate, resulted in a gain of approximately $0.6 million. On March 29, 2002, Metropolitan agreed to sell to Summit the remaining participation in certain structured settlements that Summit acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million, which was derived from future expected cash flows discounted at an 8.5% market rate, resulted in a gain of approximately $0.2 million.

      On August 15, 2002, Western Life agreed to sell to Old Standard and Old West the remaining interest in a certain Lottery Trust owned by Western Life. The purchase price of $6.2 million, which was derived from future expected cash flows discounted at a 5.527% market rate, resulted in a gain of approximately $0.7 million. Additionally, on August 15, 2002, Western Life agreed to sell to Old Standard and Old West a 95.83% undivided beneficial interest in a certain Lottery Trust owned by Western Life. The purchase price of $29.1 million, which was derived from future expected cash flows discounted at a 5.888% market rate, resulted in a gain of approximately $2.0 million.

      The market rates on the above lottery trust sales were calculated as 2.0% over the Treasury benchmark as of the date of the sale, which is consistent with corporate bonds with similar credit profiles along with recent transactions involving large blocks of lottery Receivables.

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

      Western Life has entered into a reinsurance agreement with Old Standard, which became effective July 1, 1998. Under this agreement, Western Life reinsured with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although each may stop and restart at their discretion upon providing a 30-day advance written notice. Western Life receives ceding allowances equal to the actual commission plus 1.5% of the premium from Old Standard to compensate Western Life for its annuity issuance costs. Additionally, Western Life receives a fee from Old Standard for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies. As of September 30, 2002, Western Life had $148.3 million of its annuity policies reinsured with Old Standard.

      Summit Property Development provides real estate development services for a fee. Currently its principal clients are Metropolitan and Western Life. Such services include sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property.

      MIS sells the publicly registered securities of Metropolitan, Western Holding and Summit. Metropolitan pays commissions to MIS for the sale of Metropolitan’s securities pursuant to the terms of written Selling Agreements. The commission rate charged by MIS depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment.

      Metwest provides Receivable servicing for a fee to Summit, Old Standard and Old West. Additionally, Metropolitan provides accounting, data processing, and other administrative services to Summit, Old Standard and Old West. During the year ended September 30, 2001, the Consolidated Group entered into an agreement with Summit, Old Standard and Old West to change the methodology for allocating the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Management believes that the fixed and calculated fee arrangement that Metropolitan had previously been operating under did not result in a reimbursement to Metropolitan of all significant direct expenses incurred on behalf of its affiliates.

      During the fiscal year ended September 30, 2002, Western Life had the following transactions with other members of the Consolidated Group and Summit Securities, an affiliated group of companies. Some of the amounts included below are also included in the table above relating to transactions of the Consolidated Group with Summit.

2002

Real estate contracts and mortgage notes receivable and other receivables sold to affiliates	$46,538,090
Gains on real estate contracts and mortgage notes receivable and other receivable instruments sold to Metro, Summit, Old Standard, Old West and Metwest	3,313,998
Real estate contracts and mortgage notes receivable and other receivable investments purchased from affiliates	7,146,951
Ceding of annuity premiums to Old Standard	56,527,704
Policyholder benefits recovered from Old Standard	24,884,602
Annuity servicing fees charged to Old Standard	486,541
Ceding commissions charged to Old Standard	3,324,726
Service fees paid to Summit Property Development	841,377
Net interest and dividends paid on preferred stock and surplus notes	2,747,250
Real estate contract acquisitions, investment servicing and other administrative overhead	8,485,904
Net change in indebtedness of affiliates	(957,697)
Interest received on indebtedness of affiliates	1,687,673
Issuance of preferred stock	10,400,000
Issuance of common stock	17,200,038

      At September 30, 2002, Western Life had non-secured receivables due from affiliates of approximately $6.3 million.

      Several companies are affiliated with Western Life through common control by C. Paul Sandifur, Jr. As a result of these relationships, conflicts of interests may arise between Western Life and its affiliates relating to the allocation of investments and other business opportunities among the affiliated companies. When allocating investment opportunities among the Consolidated Group and its affiliates, management considers several factors including each company’s availability of cash, regulatory constraints related to the particular investment, the size of the investment relative to each company’s asset size and other asset/liability management issues. The final allocation may at times be subject to management discretion. Although management attempts to maximize the profitability of each entity, there is no guarantee that the actual allocation of investments and other business opportunities among the Consolidated Group and its affiliates will prove to be in the best interests of all of the affiliated companies. If the allocation of investments to Western Life fails to be in its best interests relative to those of its affiliates, Western Life’s business could be adversely affected.

      When an investment opportunity is presented, the investment is evaluated and underwritten by Metropolitan. After successful evaluation and underwriting, Western Life purchases the investment in its name. In return for services provided by its parent company, Western Life pays a fee that it believes is reasonable which results in the payment to Metropolitan of all significant direct expenses incurred on its behalf.

      During the fiscal year ended September 30, 2002, Western Life purchased pools of loans from Metwest, an affiliate. Occasionally, Metwest originates loans at market rates and subsequently sells them to Western Life. The sale to Western Life generally occurs within 90 days of origination. Due to the short time period between origination and subsequent purchase, the carrying value approximated fair value at the time of sale. As a result of Western Life’s relationship with Metwest, acquisitions of these Receivables are reported as Receivable investments purchased from affiliates.

      Western Life entered into the following purchase and sale agreements during the fiscal year ended September 30, 2002:

      On March 28, 2002, Western Life agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a lottery trust owned by Western Life. The purchase price of $11.2 million, which was derived from future expected cash flows discounted at a 6.957% market rate, resulted in a gain of approximately $0.6 million.

      On August 15, 2002, Western Life agreed to sell to Old Standard and Old West the remaining interest in a certain Lottery Trust owned by Western Life. The purchase price of $6.2 million, which was derived from future expected cash flows discounted at a 5.527% market rate, resulted in a gain of approximately $0.7 million. Additionally, on August 15, 2002, Western Life agreed to sell to Old Standard and Old West a 95.83% undivided beneficial interest in a certain Lottery Trust owned by Western Life. The purchase price of $29.1 million, which was derived from future expected cash flows discounted at a 5.888% market rate, resulted in a gain of approximately $2.0 million.

      The market rates on the above lottery trust sales were calculated as 2.0% over the Treasury benchmark as of the date of the sale, which is consistent with corporate bonds with similar credit profiles along with recent transactions involving large blocks of lottery Receivables.

      Western Life entered into a reinsurance agreement with Old Standard, which became effective July 1, 1998. Under this agreement, Western Life reinsured with Old Standard 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. Western Life receives ceding allowances equal to the actual commission plus 1.5% of the premium from Old Standard to compensate Western Life for its annuity issuance costs. Additionally, Western Life receives a fee from Old Standard for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

      Summit Property Development provides real estate development services to Western Life for a fee. These services may include the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals that are necessary to develop a particular property.

      Real estate contract acquisitions, investment servicing and other administrative services are governed by two separate inter-company agreements executed between Western Life and Metropolitan. Western Life believes that the charges incurred are reasonable and result in the payment to Metropolitan of all significant direct expenses incurred on Western Life’s behalf.

      Gary D. Brajcich, Esq.’s law firm, Workland & Witherspoon, provided legal services to the Consolidated Group and its affiliates in the amount of $126,834 for the fiscal year ended September 30, 2002.

PART IV

Item 14. Controls and Procedures

      Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 15d-14I of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

1. Financial Statements.

Included in Part II, Item 8 of this report:

Report of Independent Auditors
Report of Independent Accountants
Consolidated Balance Sheets at September 30, 2002 and 2001
Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

      Included in Part IV of this report:

     Schedules Required by Article 7

     Schedule I—Summary of Investments other than Investments in Related Parties

     Schedule III—Supplementary Insurance Information
     Schedule IV—Supplementary Reinsurance Information

     Schedules Required by Article 5

     Schedule II—Valuation and Qualifying Accounts and Reserves

     Schedule IV—Loans on Real Estate

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3. Exhibits.

      The following is a complete list of exhibits filed as part of this Form 10-K.

Exhibit
Number	Description

3.01	Restated Articles of Incorporation, as amended, dated October 22, 2001 (Incorporated by reference to Exhibit 4.1 to Metropolitan’s Registration Statement on Form S-2, Registration No. 333-73018, filed December 20, 2001).
3.02	Restated Bylaws, as amended on December 26, 1995 (Incorporated by reference to Exhibit 3(e) to Metropolitan’s Annual Report on Form 10-K for fiscal 1995).
4.01	Indenture, dated as of October 1999, between Metropolitan and U.S. Bank Trust National Association, Trustee (Incorporated by reference to Exhibit 4.01 to Metropolitan’s Registration Statement on Form S-2, Registration No. 333-88605, filed October 7, 1999).
4.02	Indenture, dated as of July 6, 1979, between Metropolitan and Seattle-First National Bank, Trustee (Incorporated by reference to Exhibit 4.02 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).

Exhibit
Number	Description

4.03	First Supplemental Indenture, dated as of October 3, 1980, between Metropolitan and Seattle-First National Bank, Trustee. (Incorporated by reference to Exhibit 4.03 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
4.04	Second Supplemental Indenture, dated as of November 12, 1984, between Metropolitan and Seattle-First National Bank, Trustee (Incorporated by reference to Exhibit 4(d) to Registration No. 2-95146).
4.05	Third Supplemental Indenture, dated as of December 31, 1997, between Metropolitan and First Trust (Incorporated by reference to Exhibit 4(d) to Metropolitan’s Annual Report on Form 10-K for fiscal 1997).
4.06	Fourth Supplemental Indenture, dated as of February 28, 2001, between Metropolitan and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.05 to Metropolitan’s Registration Statement on Form S-2, Registration No. 333-55984, filed April 6, 2001).
4.07	Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series C (Incorporated by reference to Exhibit 4(g) to Registration No. 33-2699).
4.08	Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series D (Incorporated by reference to Exhibit 4(a) to Registration No. 33-25702).
4.09	Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-1 (Incorporated by reference to Exhibit 4(a) to Registration No. 33-19238).
4.10	Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-2 (Incorporated by reference to Exhibit 4(a) to Registration No. 33-25702).
4.11	Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-3 (Incorporated by reference to Exhibit 4(a) to Registration No. 33-32586).
4.12	Statement of Rights, Designations and Preference of Variable Rate Cumulative Preferred Stock, Series E-4 (Incorporated by reference to Exhibit 4(h) to Registration No. 33-40221).
4.13	Form of Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-5 (Incorporated by reference to Exhibit 4(i) to Registration No. 33-57396).
4.14	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-6 (Incorporated by reference to Exhibit 4(l) to Registration No. 33-51905).
4.15	Amended and Restated Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-7 (Incorporated by reference to Exhibit 4.2 to Metropolitan’s Registration Statement on Form S-2, Registration No. 333-73018, filed December 20, 2001).
9.01	Irrevocable Trust Agreement (Incorporated by reference to Exhibit 9(b) to Registration No. 2-81359).
10.01	Form of Reinsurance Agreement between Western Life and Old Standard (Incorporated by reference to Exhibit 10(d) to Metropolitan’s Annual Report on Form 10-K for fiscal 1998).
10.02	Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB, Metropolitan and various sellers named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit 10.02 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
10.03	Amendment No. 1 to Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB, Metropolitan and various sellers named therein, dated as of May 11, 2001 (Incorporated by reference to Exhibit 10.03 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
10.04	Servicing Agreement among Ocwen Federal Bank FSB, Metropolitan and various owners named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit 10.04 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
10.05	Flow Subservicing Agreement among Ocwen Federal Bank FSB, Metropolitan and various owners named therein, dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.05 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
12.01	Statement regarding computation of ratios.
21.01	Subsidiaries of Metropolitan.

(b) Reports on Form 8-K.

      Metropolitan did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

Date: December 26, 2002

By	/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr., Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. PAUL SANDIFUR, JR. C. Paul Sandifur, Jr.	Chief Executive Officer, President and Chairman of the Board	December 26, 2002

/s/ ROBERT A. NESS Robert A. Ness	Controller (Principal Financial Officer)	December 26, 2002

/s/ REUEL SWANSON Reuel Swanson	Secretary and Director	December 26, 2002

/s/ GARY BRAJCICH Gary Brajcich	Director	December 26, 2002

Harold Erfurth	Director	December 26, 2002

/s/ IRV MARCUS Irv Marcus	Director	December 26, 2002

John T. Trimble	Director	December 26, 2002

/s/ SAMUEL SMITH Samuel Smith	Director	December 26, 2002

/s/ WILLIAM D. SNIDER William D. Snider	Director	December 26, 2002

CERTIFICATIONS

I, C. Paul Sandifur, Jr., Chief Executive Officer of Metropolitan Mortgage & Securities Co., Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Metropolitan Mortgage & Securities Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr.
Chief Executive Officer

I, Robert A. Ness, (Principal Financial Officer) of Metropolitan Mortgage & Securities Co., Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Metropolitan Mortgage & Securities Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ ROBERT A. NESS

Robert A. Ness
(Principal Financial Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2002, 2001 and 2000

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Metropolitan Mortgage & Securities Co, Inc.

We have audited the accompanying consolidated balance sheets of Metropolitan Mortgage & Securities Co, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules as of September 30, 2002 and 2001 and for the years then ended, listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metropolitan Mortgage & Securities Co, Inc. and subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedules referred to above, when considered in relation to the basic 2002 and 2001 financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Seattle, Washington

December 13, 2002

[PRICEWATERHOUSECOOPER LOGO]

Report of Independent Accountants

The Directors and Stockholders

Metropolitan Mortgage & Securities Co., Inc.

In our opinion, the consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the year ended September 30, 2000 (appearing on pages F-5 through F-8 of this Annual Report on Form 10-K of Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries) present fairly, in all material respects, the results of operations and cash flows of Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedules, II, IV and V, listed in the index appearing under Item 15(a)(2) on pages S-2, S-5, S-6 and S-7, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements or financial statement schedules of Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries for any period subsequent to September 30, 2000.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Spokane, Washington

December 28, 2000

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and 2001

	2002	2001

ASSETS:

Cash and cash equivalents	$68,317,397	$67,912,737
Investments:
Trading securities, at fair value ($0 and $47,663,176 at cost or amortized cost)	—	48,832,529
Available-for-sale securities, at fair value ($490,006,394 and $318,513,704 at cost or amortized cost), includes pledged securities of $113,002,984 and $29,721,472	495,060,527	311,803,378
Held-to maturity securities, at amortized cost ($41,418,206 and $0 at fair value), pledged	40,228,594	—
Accrued interest on investments	3,195,679	2,734,943

Total investments	538,484,800	363,370,850

Receivables:
Real estate contracts and mortgage notes and other receivable investments, net of discounts and origination fees	762,424,455	613,722,990
Less allowance for losses on receivables	(11,339,002)	(13,509,977)

Net receivables	751,085,453	600,213,013

Other assets:
Real estate held for sale and development at the lower of cost or market, net of allowances of $1,998,448 and $3,661,247	106,979,005	81,934,751
Reinsurance receivable	148,392,448	109,608,025
Deferred costs, net	80,412,809	66,755,118
Land, buildings and equipment, net	27,365,485	29,411,423
Deferred income tax benefit	7,625,033	15,133,896
Current income taxes receivable	14,240,000	5,760,179
Other assets, net	44,216,370	53,921,162

Total other assets	429,231,150	362,524,554

Total assets	$1,787,118,800	$1,394,021,154

LIABILITIES:
Life insurance and annuity reserves	$1,225,660,253	$974,261,517
Debenture bonds and accrued interest	355,465,932	300,367,995
Debt payable	123,138,257	39,628,517
Accounts payable and accrued expenses	9,574,039	36,473,704
Minority interest in consolidated subsidiaries	—	2,376,931

Total liabilities	1,713,838,481	1,353,108,664

Commitments and contingencies (Notes 3, 5, 8 and 12)
Stockholders’ equity:
Preferred stock, liquidation preference $80,456,961 and $52,895,730	16,570,811	14,684,736
Subordinate preferred stock, no par	—	—
Common stock, Class A, $2,250 par, 97 shares issued and outstanding	218,250	218,250
Common stock, Class B, $2,250 par, no shares issued and outstanding	—	—
Additional paid-in capital	49,836,670	26,024,897
Accumulated other comprehensive income (loss)	3,291,285	(4,474,411)
Retained earnings	3,363,303	4,459,018

Total stockholders’ equity	73,280,319	40,912,490

Total liabilities and stockholders’ equity	$1,787,118,800	$1,394,021,154

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Insurance premiums and annuity considerations	$1,766,851	$1,971,123	$2,406,532
Interest on receivables	54,334,291	41,097,622	46,667,677
Earned discount on receivables and investments	35,964,785	20,759,904	21,451,042
Other investment income	32,692,438	30,561,147	29,310,903
Real estate sales	51,824,050	17,501,775	40,345,916
Fees, commissions, service and other income	7,368,864	14,922,672	12,346,870
Net losses on investments	(23,967,820)	(6,331,479)	(7,072,739)
Net gains (losses) on sales of receivables	3,931,209	(1,321,127)	26,914,099

Total revenues	163,914,668	119,161,637	172,370,300

Expenses:
Insurance policy and annuity benefits	53,131,625	47,473,339	46,122,863
Interest, net	31,471,721	25,469,271	29,134,230
Cost of real estate sold	37,546,550	17,160,335	36,247,394
Provision for losses	6,487,447	11,791,775	15,997,605
Reduction in value of mortgage servicing rights	—	—	1,306,958
Salaries and employee benefits	14,998,380	23,005,332	30,698,838
Commissions to agents	11,900,919	10,933,466	11,271,223
Other operating and underwriting expenses	15,321,689	19,289,623	9,732,327
Amortization of deferred policy acquisition costs, net of costs capitalized	(12,980,668)	(1,011,169)	3,550,469

Total expenses	157,823,663	154,111,972	184,061,907

Income (loss) before income taxes and minority interest	6,091,005	(34,950,335)	(11,691,607)
Income tax benefit (provision)	(2,111,644)	26,344,215	4,093,296

Income (loss) before minority interest	3,979,361	(8,606,120)	(7,598,311)
Income of consolidated subsidiaries allocated to minority stockholders	(57,671)	(317,003)	(3,042)

Net income (loss)	3,921,690	(8,923,123)	(7,601,353)
Preferred stock dividends	(4,783,627)	(4,156,762)	(4,553,322)

Loss applicable to common stockholders	$(861,937)	$(13,079,885)	$(12,154,675)

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Net income (loss)	$3,921,690	$(8,923,123)	$(7,601,353)

Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period(1)	11,234,454	3,342,225	(7,306,644)
Less: reclassification adjustment for gains (losses) included in net income(2)	(3,468,758)	3,897,170	(768,439)

Net other comprehensive income (loss)	7,765,696	7,239,395	(8,075,083)

Comprehensive income (loss)	$11,687,386	$(1,683,728)	$(15,676,436)

(1)	Net of related tax of $6,074,628, $1,565,360 and ($3,995,851) in 2002, 2001 and 2000, respectively.

(2)	Net of related tax of ($1,867,792), $2,098,476 and ($413,775) in 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2002, 2001 and 2000

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total

Balance, October 1, 1999	$19,099,294	$291,167	$22,522,036	$(3,638,723)	$33,430,689	$71,704,463
Net loss					(7,601,353)	(7,601,353)
Net unrealized losses on available-for-sale securities, net of income tax benefit of $4,409,626				(8,075,083)		(8,075,083)
Cash dividends, common ($2,400 per share)					(283,778)	(283,778)
Cash dividends, preferred (variable rate)					(4,553,322)	(4,553,322)
Redemption and retirement of common stock (32 shares)		(72,917)			(3,194,555)	(3,267,472)
Redemption and retirement of preferred stock (195,175 shares)	(1,951,739)		(73,619)			(2,025,358)
Sale of variable rate preferred stock, net (114,352 shares)	1,143,528		9,815,963			10,959,491

Balance, September 30, 2000	18,291,083	218,250	32,264,380	(11,713,806)	17,797,681	56,857,588
Net loss					(8,923,123)	(8,923,123)
Net unrealized gains on available-for-sale securities, net of income tax of $3,663,836				7,239,395		7,239,395
Cash dividends, common ($2,668 per share)					(258,778)	(258,778)
Cash dividends, preferred (variable rate)					(4,156,762)	(4,156,762)
Redemption and retirement of preferred stock (377,605 shares)	(3,776,048)		(7,526,354)			(11,302,402)
Sale of variable rate preferred stock, net (16,970 shares)	169,701		1,286,871			1,456,572

Balance, September 30, 2001	14,684,736	218,250	26,024,897	(4,474,411)	4,459,018	40,912,490
Net income					3,921,690	3,921,690
Net unrealized gains on available-for-sale securities, net of income tax of $4,206,836				7,765,696		7,765,696
Cash dividends, common ($2,410 per share)					(233,778)	(233,778)
Cash dividends, preferred (variable rate)					(4,783,627)	(4,783,627)
Redemption and retirement of preferred stock (199,430 shares)	(1,574,332)		(5,397,435)			(6,971,767)
Sale of variable rate preferred stock, net (1,350,383 shares)	3,460,407		29,209,208			32,669,615

Balance, September 30, 2002	$16,570,811	$218,250	$49,836,670	$3,291,285	$3,363,303	$73,280,319

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Cash flow from operating activities:
Net income (loss)	$3,921,690	$(8,923,123)	$(7,601,353)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Proceeds from sales of trading securities	13,590,118	48,644,434	33,729,043
Proceeds from maturities of trading securities	1,020,171	6,425,271	1,063,590
Acquisition of trading securities	(4,669,460)	(60,231,847)	(18,730,626)
Earned discount on receivables and investments	(35,964,785)	(20,759,904)	(21,451,042)
Losses (gains) on investments and receivables, net	20,036,611	7,652,606	(19,841,360)
Gains on sales of real estate	(14,277,500)	(341,440)	(4,098,522)
Loss on sale of equipment	—	4,147	94,176
Provision for losses	6,487,447	11,791,775	15,997,605
Depreciation and amortization	5,179,055	5,204,922	5,121,515
Minority interests	57,671	317,003	3,042
Deferred income tax provision (benefit)	4,206,836	(29,691,755)	(4,439,801)
Changes in assets and liabilities:
Deferred cost, net	(13,657,691)	(1,458,629)	1,043,097
Life insurance and annuity reserves	56,972,221	47,276,005	43,325,248
Compound and accrued interest on debenture bonds and debt payable	7,174,457	9,669,120	(3,042,526)
Accrued interest on receivables and investments	(8,553,274)	(4,274,815)	(660,716)
Other assets	(12,108,000)	16,378,804	(10,204,234)
Accounts payable and accrued expenses	(7,224,146)	5,818,801	2,750,312
Other, net	299,999	695,122	3,207,303

Net cash provided by operating activities	22,491,420	34,196,497	16,264,751

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	195,289,403	127,813,380	180,131,593
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	52,313,831	116,058,868	577,307,218
Proceeds from sales of real estate	5,072,179	16,926,185	29,531,248
Proceeds from maturities of held-to-maturity investments	273,832	—	7,232,597
Proceeds from maturities of available-for-sale investments	56,290,263	15,800,769	9,091,783
Proceeds from sales of available-for-sale investments	367,741,287	181,265,965	18,288,069
Proceeds from sales of mortgage servicing rights	—	5,712,420	—
Proceeds from sales of fixed assets	—	1,773,294	—
Acquisition of real estate contracts and mortgage notes receivable	(309,315,814)	(261,721,326)	(585,067,159)
Acquisition of other receivable investments	(21,070,047)	(13,721,715)	(65,987,359)
Purchases of held-to-maturity investments	(40,516,935)	—	(298,174)
Purchases of available-for-sale investments	(591,861,681)	(208,889,081)	(77,939,179)
Purchases of and costs associated with real estate held for sale and development	(40,774,748)	(14,566,517)	(9,186,324)
Capital expenditures	(1,396,314)	(1,898,502)	(8,824,369)

Net cash provided by (used in) investing activities	(327,954,744)	(35,446,260)	74,279,944

Cash flow from financing activities:
Increase (decrease) in borrowings	85,045,000	(9,398,701)	(87,575,602)
Repayments of debt payable	(1,853,335)	(1,002,591)	(591,877)
Receipts from life and annuity products	300,861,033	149,442,699	118,448,928
Withdrawals of life and annuity products	(113,029,008)	(118,301,729)	(173,791,925)
Ceding of life and annuity products to reinsurers	24,884,602	9,115,927	18,840,441
Ceding of life and annuity products from reinsurers	(56,527,704)	(1,056,539)	(27,434,957)
Issuance of debenture bonds	92,912,423	67,369,456	96,583,832
Repayment of debenture bonds	(44,670,868)	(15,408,687)	(53,595,898)
Issuance of preferred stock	32,669,615	1,456,572	10,959,491
Redemption and retirement of preferred stock	(6,971,767)	(11,302,402)	(2,025,358)
Redemption and retirement of common stock	—	—	(3,267,472)
Repurchase of minority interest	(2,434,602)	—	—
Cash dividends	(5,017,405)	(4,415,540)	(4,837,100)

Net cash provided by (used in) financing activities	305,867,984	66,498,465	(108,287,497)

Net change in cash and cash equivalents	404,660	65,248,702	(17,742,802)
Cash and cash equivalents:
Beginning of year	67,912,737	2,664,035	20,406,837

End of year	$68,317,397	$67,912,737	$2,664,035

See Note 15 for supplemental cash flow information

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2002, 2001 and 2000

1.     Summary of Significant Accounting Policies:

  Business and Organization

      Metropolitan Mortgage & Securities Co., Inc. (the “Company” and “Metropolitan”) was incorporated in the state of Washington in 1953. The Company’s principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments (“Receivables”). The Company has developed several funding sources. The primary sources include the issuance of annuity and life products; the issuance of debt and equity securities; and a collateralized line of credit.

      In addition to the Company’s Receivable investments, Western United Life Assurance Company (“Western Life”) and, to a lesser extent Metropolitan, invest funds in securities which predominantly consist of corporate bonds, U.S. Treasury and government agency obligations, mortgage-backed securities and other securities. These investments also include subordinate certificates and residual interests created out of Receivable securitizations. The Company also invests in venture capital investments.

      The Company’s annuity and life products are issued by Western Life. It is domiciled in the state of Washington and sells these products through over 1700 independent sales representatives in 16 states, primarily in the western half of the United States. Western Life intends to expand its operations in other states as opportunities arise.

      The Company provides services to certain affiliated entities (the “Affiliated Companies”) for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. (“Summit”), Old Standard, Old West Life Insurance & Annuity Company (“Old West”), Summit Property Development, Inc. and Metropolitan Investment Securities, Inc. (“MIS”). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Company and the Affiliated Companies by C. Paul Sandifur, Jr.

  Principles of Consolidation

      The consolidated financial statements include the accounts of Metropolitan Mortgage & Securities Co., Inc. and its majority-owned subsidiaries. Metropolitan’s significant subsidiaries include Western United Holding Company, a holding company and shareholder of Western Life, Consumers Group Holding Co., Inc., a holding company and shareholder of Consumers Insurance Co., Inc., an inactive property and casualty insurer, and Metwest Mortgage Services, Inc., a mortgage loan originator and servicer. Minority interest represents minority stockholders’ proportionate share of the equity in the Company’s consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

1.     Summary of Significant Accounting Policies (continued)

  Investments

      The Company classifies its investments in debt and equity securities as “trading,” “available-for-sale,” or “held-to-maturity”. The accounting policies related to these investment classifications are as follows:

Trading Securities: Trading securities, consisting primarily of equity and mortgage- and asset-backed securities, are recorded at fair value based on quoted market value. Realized and unrealized gains and losses on these securities are included in the consolidated statements of operations.

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Company continually monitors its investment portfolio for other than temporary impairment of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of income. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities the Company considers the security rating and the amount of credit support available for the security.

The Company holds debt securities generated from its own securitization transactions. For these securities, estimated fair value is derived from expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value, historical default rates and estimated loss severity experienced by the securities. To the extent that actual experience is less favorable than the assumptions, an impairment in the debt securities could result. The Company periodically assesses the assumptions used in valuing the cash flows and the related carrying value of these securities.

Equity securities include the Company’s investment in the common stock of the Federal Home Loan Bank of Seattle (“FHLB Seattle”). This stock may only be sold to FHLB Seattle or to another member institution; therefore, it is restricted and is carried at cost. The carrying value of the restricted stock was approximately $5.1 million and $2.7 million at September 30, 2002 and 2001, respectively.

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

  Real Estate Contracts and Mortgage Notes Receivable

      Real estate contracts and mortgage notes receivable are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual term of the receivables. Origination fees, net

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies (continued)

of direct origination costs, are deferred and recognized as interest income using the level yield (interest) method over the contractual term of the receivable.

      For commercial development loans, the Company occasionally negotiates exit fee agreements with the borrower. To the extent the exit fees do not result in an overall yield to the Company that is greater than prevailing market rates after adjusting for the risk, the transaction is accounted for as a loan. If the transaction results in a yield that is greater than the prevailing market rates after adjusting for the risk, the transaction is treated as a loan if the exit fee is less than 50% of the expected residual profits from the development and if the borrower has an equity investment, substantial to the project, that is not funded by the Company. If the transaction meets the requirements to be accounted for as a loan, the exit fee is amortized into income over the estimated life of the loan using the level yield method. If the transaction does not meet the requirements to be treated as a loan, it is accounted for as an investment in real estate.

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

  Real Estate Held for Sale and Development

      Real estate held for sale and development is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through acquisition and foreclosure. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of the fair value of the property at the date of foreclosure less estimated selling costs, or the carrying value at the date of foreclosure.

      Project costs, including interest, associated with the development of real estate are capitalized and included in the cost basis of the real estate. During the years ended September 30, 2002, 2001 and 2000, the Company capitalized interest of approximately $2.1 million, $1.6 million and $1.1 million, respectively.

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

  Allowance for Losses

      Allowance for Losses on Receivables. Commercial Loans are individually monitored for impairment. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value, less estimated liquidation expenses, of the collateral compared to the carrying value of the receivable. The estimated fair value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair value is established through a review of the most recent appraisal in addition to a

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies (continued)

review of other relevant market information. When reviewing the most recent appraisal, the Company considers the type of property, changes in the economic factors of the region and the underlying appraisal assumptions. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized.

      The remaining real estate contracts and mortgage notes receivable portfolio is comprised of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company establishes an allowance for inherent losses on the receivables based primarily on current delinquencies and historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

      Allowances for losses on real estate contracts and mortgage notes receivable are based on the carrying value of the receivable, including accrued interest. Accordingly, the Company accrues interest on delinquent receivables until foreclosure.

      Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of fair value less selling costs or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair value at time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, the Company may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser establishes an indication of value.

      Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the expected fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

  Reinsurance Receivable

      The Company’s life insurance subsidiary has ceded a portion of certain life insurance annuity reserves and the related premiums to other companies, including Old Standard Life Insurance Company (“Old Standard”), an affiliate. Such reinsurance permits recovery of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risk reinsured. Accordingly, the Company has not removed the related assets and liabilities from the consolidated balance sheets.

  Deferred Costs

      Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred and amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred acquisition costs is adjusted accordingly; such adjustments would be included in current operations.

      Since the amortization of deferred policy acquisition costs is based on the estimated gross profits of the underlying life and annuity products using current effective crediting rates, increases in the crediting rate environment may accelerate the amortization of these costs in the future.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies (continued)

      Debenture issuance costs, including commissions and other issuance costs, are deferred. Commission costs are amortized over the expected average term of the related debenture bond, which ranges from six months to five years, using the interest method. Other debenture issuance costs are amortized over an average four year average term of the related debenture bond using a straight-line method.

  Land, Buildings and Equipment

      Land, buildings and equipment are stated at cost. Buildings, improvements, furniture and equipment are depreciated using both straight-line and accelerated methods over their estimated useful lives which, for buildings and improvements, range from 5 to 40 years, and for furniture and equipment, range from three to ten years. Repairs, maintenance and minor renewals are expensed as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations. Depreciation expense for the fiscal years ended September 30, 2002, 2001 and 2000 was approximately $3.9 million, $4.1 million and $4.0 million, respectively.

  Computer Software Costs

      The Company capitalizes direct costs of enhancements to computer software operating systems acquired and modified for internal use to the extent that the functionality of the software is improved. Total capitalized enhancement costs net of related amortization were approximately $0.7 million and $1.9 million at September 30, 2002 and 2001, respectively. These costs are being amortized over 3- and 10-year periods, depending on the estimated useful life of the enhancement, using the straight-line method. Due to technological advancements, it is reasonably possible that the remaining estimated useful lives could change in the near term.

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

  Life Insurance and Annuity Reserves

      Premiums for annuities and universal life insurance contracts are reported as life insurance and annuity reserves under the deposit method of accounting. Reserves for annuities and universal life insurance are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near term.

  Recognition of Insurance Premiums

      Revenues for universal life contracts consist of amounts assessed during the period against policyholders’ account balances, primarily for mortality expenses, policy administration charges and surrender charges. Revenues related to annuity contracts are recognized over the estimated policy term. Annuity revenues consist of the charges assessed against the annuity account balance for services and surrender charges. Charges for future services are assessed; however, the related revenue is deferred and recognized in income over the period benefited using the same assumptions as are used to amortize deferred policy acquisition costs.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies (continued)

  Guaranty Fund Assessments

      The Company’s life insurance subsidiary is subject to insurance guaranty laws in the states in which it writes premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. At September 30, 2002 and 2001, the Company had accrued an estimated liability of approximately $2.0 million and $2.1 million, respectively, for guaranty fund assessments for known or anticipated insolvencies. As a result of future industry insolvencies or changes in the assessment of known insolvencies, the guaranty fund liability could change in the near term.

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

      The Company files a consolidated federal income tax return with its subsidiaries. The consolidating companies have executed a tax allocation agreement. Under the agreement, the Companies’ income tax provisions are computed on a separate return basis and consolidated affiliates receive a reimbursement to the extent that their losses and other credits result in a reduction of the consolidated tax liability.

  Hedging Activities

      The Company is authorized by its investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio, potential trading situations and in anticipation of sales of real estate contracts and other receivable investments. Futures transactions are intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short” (the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. At September 30, 2002 and 2001, the Company had no open hedging positions.

  Off-Balance-Sheet Instruments

      The Company has outstanding commitments to extend credit to commercial borrowers. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred. Outstanding commitments to extend credit to commercial borrowers were approximately $88.4 million and $17.0 million at September 30, 2002 and 2001, respectively.

  Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Significant Accounting Policies (continued)

  Reclassifications

      Certain amounts in the prior years consolidated financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

  Other Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The implementation of this statement on October 1, 2002 did not have a material impact on the consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The implementation of this statement on October 1, 2002 did not have a material impact on the consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. The implementation of this statement did not have a material impact on the Company’s consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Company’s financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments:

      A summary of cost and estimated fair values of investments at September 30, 2002 and 2001 is as follows:

	2002

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Available-for-Sale
Government-backed bonds	$44,052,033	$506,760	$—	$44,558,793
Corporate bonds	20,030,549	246,261	(365,763)	19,911,047
Mortgage- and asset-backed securities	382,394,240	6,859,717	(2,306,998)	386,946,959

Total fixed maturities	446,476,822	7,612,738	(2,672,761)	451,416,799
Equity securities	39,580,859	807,928	(693,772)	39,695,015
Venture Capital/ Limited Partnership	3,948,713	—	—	3,948,713

Totals	$490,006,394	$8,420,666	$(3,366,533)	$495,060,527

Held-to-Maturity
Government-backed bonds	$16,974,765	$363,803	$—	$17,338,568
Mortgage- and asset-backed securities	23,253,829	825,809	—	24,079,638

Total fixed maturities	40,228,594	1,189,612	—	41,418,206
Equity securities	—	—	—	—

Totals	$40,228,594	$1,189,612	$—	$41,418,206

	2001

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value

Trading
Mortgage- and asset-backed securities	$38,331,675	$2,502,149	$(2,219,115)	$38,614,709
Equity securities	9,331,501	886,319	—	10,217,820

Totals	$47,663,176	$3,388,468	$(2,219,115)	$48,832,529

Available-for-Sale
Government-backed bonds	$15,018,895	$254,535	$—	$15,273,430
Corporate bonds	32,266,114	1,047,491	(953,550)	32,360,055
Mortgage- and asset-backed securities	250,062,901	3,699,867	(7,145,587)	246,617,181

Total fixed maturities	297,347,910	5,001,893	(8,099,137)	294,250,666
Equity securities	13,851,173	57,634	(3,028,493)	10,880,314
Venture Capital/ Limited Partnership	7,314,621	—	(642,223)	6,672,398

Totals	$318,513,704	$5,059,527	$(11,769,853)	$311,803,378

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments (continued)

      The principal amount of mortgage- and asset-backed securities with required principal or interest payments being in arrears for more than 90 days was approximately $4.2 million and $3.2 million at September 30, 2002 and 2001, respectively.

      Approximately $105.3 million and $29.7 million in available-for-sale securities were pledged to collateralize the note payable to Federal Home Loan Bank at September 30, 2002 and 2001. Additionally, all held-to-maturity securities at September 30, 2002 were also pledged to collateralize the note payable to Federal Home Loan Bank. Additionally, approximately $7.7 million in available-for-sale securities were pledged to guarantee the obligation of Western Life with respect to remitting tax withholdings belonging to various lottery trusts and certain other obligations of Western Life under the trust agreements.

      Proceeds from sales of available-for-sale securities during the years ended September 30, 2002, 2001 and 2000 were approximately $359.9 million, $181.3 million and $18.3 million, respectively, which resulted in gross realized gains of approximately $6.8 million, $6.4 million and $1.4 million and gross realized losses of approximately $1.5 million, $4.0 million and $0.2 million during each respective year.

      The net change in unrealized gains on trading securities, recorded in the statements of operations were approximately $0.7 million, $0.8 million and $0.3 million during the years ended September 30, 2002, 2001 and 2000, respectively.

      During the years ended September 30, 2002, 2001 and 2000, the Company determined that certain “available-for-sale” securities, including residual interests from securitization transactions, had other than temporary impairments in value. Accordingly, the carrying values of the securities were decreased by approximately $29.4 million, $8.7 million and $7.5 million through a charge to operations.

      The following aggregate investments with individual issuers (excluding U.S. government bonds) held by the Company at September 30, 2002 and 2001, were in excess of ten percent of stockholders’ equity.

Issuer

2002:
Mortgage- and asset-backed securities:
Freddie Mac	$52,535,132
Master Asset Securitization	38,062,661
Metropolitan Asset Funding, Inc.	35,580,087
Washington Mutual	30,239,086
Residential Funding Mortgage Security I	29,750,737
CS First Boston Mortgage Security Corp.	23,811,531
Metropolitan Trust I	23,636,146
Structured Asset Securities	23,237,166
Wells Fargo Mortgage Backed	21,695,347
Countrywide Home Loans	20,106,367
Morgan Stanley Dean Witter	18,233,573
Bank of America Mortgage Securities	17,800,247
Metropolitan Mortgage Funding, Inc.	14,663,884
ABN Amro Mortgage Corp.	11,960,048
Fannie Mae	11,725,691
First Horizon Asset Securities	10,280,500

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments (continued)

Issuer

Residential Asset Security Trust	8,240,000
Secured Principal Trust	7,330,029
2001:
Mortgage- and asset-backed securities:
Metropolitan Asset Funding, Inc.	$36,948,028
Metropolitan Trust I	17,550,184
Countrywide Home Loans	12,863,070
Citicorp Mtg. Securities	12,619,898
Metropolitan Mortgage Funding, Inc.	11,490,845
GreenTree Home Improvement	10,171,264
Fannie Mae	9,705,550
Team Fleet Financing Corp.	7,789,630
Continental Airlines	6,986,855
First Horizon Asset Securities	6,945,071
PNC Mortgage Securities Corp.	5,977,583
Federal Home Loan Banks	5,964,212
Oakwood Mortgage Investors, Inc.	5,905,313
US Airways	5,298,538
Comed Transitional Funding Trust	5,220,313
Conseco Finance	5,159,375
Pegasus Aviation Lease Securitization	4,943,063
America West Airlines	4,875,582
Legal Settlement Trust	4,707,897
National Car Rental Financing	4,200,000
Rental Car Finance Corp.	4,200,000
First USA Credit Card	4,154,375
Americredit Automobile	4,055,000

      The amortized cost and estimated fair values of available-for-sale and held-to-maturity securities with fixed maturities at September 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments (continued)

		Estimated Fair
	Amortized Cost	Value

Available-for-sale securities:
Due in one year or less	$245,084	$245,156
Due after one year through five years	5,442,802	5,389,540
Due after five years and through ten years	13,877,084	13,817,630
Due after ten years	44,517,612	45,017,514

Total non mortgage- and asset-backed securities	64,082,582	64,469,840
Mortgage- and asset backed securities	382,394,240	386,946,959

	$446,476,822	$451,416,799

Held-to-maturity debt securities:
Due in one year or less	$—	$—
Due after one year through five years	1,004,611	1,084,850
Due after five years and through ten years	15,970,154	16,253,718

Total non mortgage- and asset-backed securities	16,974,765	17,338,568
Mortgage- and asset backed securities	23,253,829	24,079,638

	$40,228,594	$41,418,206

     Residuals

      The activity related to certain mortgage-backed securities, which represent the Company’s residual interests from its own securitization transactions, for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Carrying Value, beginning of year	$37,863,050	$38,099,719	$38,730,415
Securities retained	—	1,824,057	11,524,279
Remittances	(49,380)	(1,936,622)	(1,662,237)
Investment income	3,421,232	3,136,234	3,782,874
Realized and unrealized fair market value adjustments	(8,089,877)	(3,260,338)	(14,275,612)

Carrying value, end of year	$33,145,025	$37,863,050	$38,099,719

      The Company holds residual securities generated from its own securitization activities. The fair value of these securities, which do not have established market prices, are estimated using expected discounted future cash flows. When determining expected future cash flows, management considers interest rates, estimated prepayment rates, historical default rates and estimated loss severity. During the years ended September 30, 2002, 2001 and 2000, the Company determined that certain residual certificates had other than temporary declines in value. Accordingly, the Company recorded charges to operations of approximately $13.9 million, $4.3 million, and $7.5 million respectively, representing the amount impaired. The declines in value were primarily the result of higher than expected loss severity and prepayment rates of the underlying collateral. Management periodically revises its assumptions, based on current experience, used in valuing the cash flows and the related carrying value of securities generated from its securitization activities.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments (continued)

      At September 30, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in millions):

Fair value	$33.1
Weighted-average life (in years)(1)	5.25 - 10.3
Prepayment speed assumptions(2)	19% - 29%
Impact on fair value of 10% adverse change	$1.4
Impact on fair value of 20% adverse change	$2.8
Expected loss rates(3)	2.4% - 4.4%
Impact on fair value of 10% adverse change	$0.9
Impact on fair value of 20% adverse change	$1.8
Residual cash flow discount rates	10%
Impact on fair value of 10% adverse change	$1.7
Impact on fair value of 20% adverse change	$3.3

(1)	Weighted average life until projected call date.

(2)	Prepayment speed assumptions are for the next six months. Thereafter, the speeds decline in six month intervals until reaching 10% during fiscal 2004.

(3)	As a percent of original pool balance.

      These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a ten percent variation in assumptions generally cannot be extrapolated because of the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and higher foreclosure rates), which might magnify or counteract the sensitivities.

      Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The following table summarizes the actual and projected future loss percentages as of September 30, 2002 for securitizations by year.

	Real estate contracts
	and mortgage notes
	receivable securitized
	in fiscal

	1998	1999	2000

Actual to date	3.29%	2.35%	2.09%
Projected	0.43	0.78	2.10

Total	3.72%	3.13%	4.19%

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments:

      Real estate contracts and mortgage notes and other receivable investments are comprised of the following at September 30, 2002 and 2001:

	2002	2001

Real estate contracts and mortgage notes receivable	$634,183,100	$437,618,224
Other receivable investments	128,241,355	176,104,766

Real estate contracts and mortgage notes and other receivable investments	$762,424,455	$613,722,990

Real Estate Contracts and Mortgage Notes Receivable

      Real estate contracts and mortgage notes receivable consisted of the following at September 30, 2002 and 2001.

	2002	2001

Commercial(1), face value	$442,168,177	$145,297,542
Undisbursed portion of commercial	(88,373,606)	(17,038,013)

Commercial, net of undisbursed portion	353,794,571	128,259,529
Residential, face value	176,520,275	192,874,853
Other, face value	102,842,313	124,391,414
Unrealized discounts, net of unamortized acquisition costs	(11,587,546)	(15,422,770)
Accrued interest receivable	12,613,487	7,515,198

Carrying value	$634,183,100	$437,618,224

(1)	The commercial real estate Receivables are defined as those generated through the Company’s commercial lending source.

      The weighted average interest rates and yields on the Company’s real estate contracts and mortgage notes receivable as of September 30, 2002 and 2001 are as follows:

	2002			2001

	Weighted	Weighted		Weighted	Weighted
	average interest	average		average interest	average
	rate(1)	yield	Delinquencies(2)	rate(1)	yield	Delinquencies(2)

Commercial	13.0%	16.1%	$26,349,403	13.3%	14.3%	$5,742,560
Residential	9.0%	10.5%	$17,753,261	9.2%	10.5%	$15,856,247
Other	9.5%	11.9%	$8,351,967	9.6%	13.7%	$12,539,908

(1)	Less than 2% of the receivables are subject to variable interest rates as of September 30, 2002 and 2001.

(2)	The principal amount of delinquent receivables are receivables with required principal or interest payments being in arrears for more than 90 days.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments (continued)

      Aggregate amounts of receivable maturities at their face value using estimated prepayment rates are as follows:

		Residential and
Fiscal Year Ending September 30,	Commercial	Other	Total

2003	$101,709,778	$79,124,258	$180,834,036
2004	102,540,838	65,702,076	168,242,914
2005	41,063,173	43,530,885	84,594,058
2006	21,750,210	31,197,179	52,947,389
2007	16,360,532	21,393,297	37,753,829
Thereafter	70,370,040	38,414,893	108,784,933

	$353,794,571	$279,362,588	$633,157,159

      The principal balances of individual receivables by state, in excess of ten percent of stockholders’ equity as of September 30, 2002 are as follows:

State	2002

Colorado	$15,000,000
Florida	15,000,000
Idaho	14,156,880
Arizona	12,794,692
California	12,500,000
Illinois	11,775,000
California	11,393,795
Michigan	10,725,000
Arizona	10,491,817
California	10,000,000
Arizona	9,314,160
Florida	9,011,027
California	8,987,575
California	8,725,000
Arizona	8,099,768
Georgia	7,678,111

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments (continued)

      At September 30, 2002, the principal balances of the Company’s real estate contracts and mortgage notes receivable collateralized by real estate are concentrated in the following geographic regions:

		Residential
	Commercial	and Other

Pacific Southwest	49.5%	25.7%
Southeast	17.7%	11.7%
Southwest	16.0%	18.1%
Midwest	10.4%	5.3%
Pacific Northwest	6.4%	32.5%
Northeast	—	6.7%

	100.0%	100.0%

      The value of real estate properties in these geographic regions can be affected by changes in the economic environment of the specific regions. It is reasonably possible that these values could change in the near term, which would affect the Company’s estimate of its allowance for losses associated with these receivables.

Other Receivable Investments

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

      These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company’s investment yield requirements. The weighted average yield on these receivables at September 30, 2002 and 2001 was approximately 8.6% and 9.5%, respectively. Maturity dates range from 2002 to 2029.

      The following is a reconciliation of the face value of the other receivable investments to the Company’s carrying value at September 30, 2002 and 2001.

	2002	2001

Face value of receivables	$171,934,687	$252,559,547
Unrealized discounts, net of unamortized acquisition costs	(43,693,332)	(76,454,781)

Carrying value	$128,241,355	$176,104,766

      The carrying value of other receivable investments that were more than 90 days delinquent as of September 30, 2002 and September 30, 2001 was $6.3 million and $6.8 million respectively.

      During the years ended September 30, 2002, 2001 and 2000, the Company sold approximately $55.7 million, $4.1 million and $44.3 million, respectively, of these receivables without recourse to affiliates and third parties and recognized gains of approximately $3.9 million, $0.3 million and $2.2 million, respectively. See note 17 for a discussion of transactions with affiliates.

      The following other receivable investments, by issuer, were in excess of ten percent of stockholders’ equity at September 30, 2002 and 2001.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments (continued)

Issuer

2002:
Chester Lottery Trust	$17,560,941
Corbin Lottery Trust	16,894,580
Manito Lottery Trust	15,488,585
Dishman Lottery Trust	14,904,946
2001:
WULA Trust Lotteries 99C	$17,043,511
California State Agency	13,104,164
Colorado State Agency	13,091,969
Arizona State Agency	12,769,931
WULA Trust Lotteries 97B	9,795,236
Tri State Agency	5,967,365
New Jersey State Agency	5,818,934
Connecticut State Agency	5,684,075
WULA Trust Lottery Loans 97B	5,452,316
New York State Agency	4,995,647
Oregon State Agency	4,132,739

      Aggregate amounts of contractual maturities of other receivable investments to be received at their face values are approximately as follows:

Fiscal Year Ending
September 30,

2003	$27,226,359
2004	23,897,200
2005	20,904,289
2006	17,826,331
2007	15,520,270
Thereafter	66,560,238

$171,934,687

4.	Allowance for Losses on Receivables:

      The following is a summary of the changes in the allowance for losses on receivables for the years ended September 30, 2002, 2001, and 2000.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Allowance for Losses on Receivables (continued)

	2002	2001	2000

Beginning balance	$13,509,977	$12,983,966	$6,855,606
Provisions	4,142,146	7,515,420	12,070,638
Charge offs:
Commercial Loans	(1,960,777)	—	—
Residential and other real estate loans	(4,352,344)	(4,794,882)	(5,153,536)
Leases	—	(2,172,299)	(788,742)
Other receivable investments	—	(22,228)	—

Ending balance	$11,339,002	$13,509,977	$12,983,966

      Commercial Loans are individually monitored for impairment. Commercial loans in arrears for more than 90 days and other loans that the Company considered impaired totaled approximately $50.3 million and $5.7 million at September 30, 2002 and 2001, respectively, with approximately $3.0 million and $2.0 million established as allowance for losses.

      Residential and other real estate receivables are comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Company establishes a loss allowance on residential and other real estate receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and historical foreclosure and loss experience.

      During the year ended September 30, 2000, an allowance for losses on other Receivable investments was established as the Company began to originate finance leases. During the fiscal year ended September 30, 2001, the Company discontinued lease origination and does not currently have plans to resume this division. Additionally, the Company established an allowance on its investments in annuity and structured settlements as the industry began to focus on state and federal collection laws and their applicability to annuity and structured settlement payments.

5.	Real Estate Held for Sale and Development:

      Real estate held for sale and development by region as of September 30, 2002 is as follows:

	Development	Repossessed
Region	Property	Property	Total

Pacific Northwest	$55,121,112	$6,742,420	$61,863,532
Pacific Southwest	32,727,247	1,635,557	34,362,804
Southeast	—	6,085,036	6,085,036
Southwest	1,220,697	2,313,766	3,534,463
Northeast	—	2,414,774	2,414,774
Midwest	—	716,844	716,844

Balances at September 30, 2002	$89,069,056	$19,908,397	$108,977,453

Balances at September 30, 2001	$68,086,240	$17,509,758	$85,595,998

      At September 30, 2002, the Company had approximately $2.7 million in commitments for construction associated with the development properties.

      The following is a summary of the changes in the allowance for losses for real estate held for sale and development for the years ended September 30, 2002, 2001 and 2000.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Real Estate Held for Sale and Development (continued)

	September 30,

	2002	2001	2000

Beginning balance	$3,661,247	$2,066,148	$2,462,466
Provisions	2,345,301	4,276,355	2,817,950
Charge-offs	(4,008,100)	(2,681,256)	(3,214,268)

Ending balance	$1,998,448	$3,661,247	$2,066,148

      Loss provisions are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. Any loss on liquidation or subsequent reduction in the carrying value is charged to operations through provision for losses. The Company periodically evaluates its allowance for losses for real estate held for sale and development to determine its adequacy.

6.	Deferred Costs:

      An analysis of deferred costs related to policy acquisition and debenture issuance for the years ended September 30, 2002, 2001 and 2000 is as follows:

	Policy	Debenture
	Acquisition	Issuance	Total

Balance at October 1, 1999	$61,763,753	$4,575,833	$66,339,586
Deferred during the year	9,049,531	4,478,242	13,527,773
Amortized during the year	(12,600,000)	(1,970,870)	(14,570,870)

Balance at September 30, 2000	58,213,284	7,083,205	65,296,489
Deferred during the year	9,961,169	3,060,017	13,021,186
Amortized during the year	(8,950,000)	(2,612,557)	(11,562,557)

Balance at September 30, 2001	59,224,453	7,530,665	66,755,118
Deferred during the year	10,832,302	5,142,240	15,974,542
Amortized during the year	2,148,366	(4,465,217)	(2,316,851)

Balance at September 30, 2002	$72,205,121	$8,207,688	$80,412,809

      During the fiscal years ended September 30, 2002 and 2001, the Company revised its amortization assumptions on the deferred policy acquisition costs related to the deferred annuity business (92% of the total DPAC as of September 30, 2002) to reflect the higher yields Western Life expected to be earned on its commercial real estate loan portfolio and the expected future crediting rates on the annuity business which the investments support. The expected future crediting rates are based primarily on Western Life’s current policy for re-pricing its existing annuity products assuming a level interest rate environment. During the years ended September 30, 2002 and 2001, these revised assumptions resulted in an increase of approximately $8.8 million and $4.3 million, respectively, in deferred costs with a corresponding decrease in the amortization of deferred acquisition costs. There were no adjustments made during the year ended September 30, 2000.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Land, Buildings and Equipment:

      Land, buildings, equipment and related accumulated depreciation at September 30, 2002 and 2001 consisted of the following:

	2002	2001

Land	$3,973,803	$3,879,640
Buildings and improvements	22,508,938	21,941,506
Furniture and equipment	18,951,259	18,344,441
Equipment under lease	3,155,063	4,025,209

	48,589,063	48,190,796
Less accumulated depreciation	(21,223,578)	(18,779,373)

	$27,365,485	$29,411,423

8.	Life Insurance and Annuity Reserves:

      Life insurance and annuity reserves are based upon contractual amounts due to the policyholder, including credited interest. Annuity contract interest rates ranged from 3.00% to 9.95%, 3.75% to 9.95% and 4.65% to 10.25% during the years ended September 30, 2002, 2001 and 2000, respectively. Interest assumptions used to compute life insurance reserves ranged from 4.5% to 6.5% during each of the years ended September 30, 2002, 2001 and 2000.

      The following is a summary of direct business and reinsurance transactions ceded to Old Standard and other reinsurers as of and for the years ended September 30, 2002, 2001 and 2000:

		Ceded to Old	Ceded to
	Direct Amount	Standard	Others	Net Amount

As of and for the year ended September 30, 2002:
Insurance and annuity premiums	$355,623,789	$56,527,704	$379,859	$298,716,226

Insurance policy and annuity benefits	$168,457,365	$24,884,602	$195,349	$143,377,414

Life insurance and annuity reserves	$1,225,660,253	$148,258,177	$134,271	$1,077,267,805

As of and for the year ended September 30, 2001:
Insurance and annuity premiums	$241,592,209	$694,544	$361,995	$240,535,670

Insurance policy and annuity benefits	$211,642,826	$9,115,927	$635,660	$201,891,239

Life insurance and annuity reserves	$974,261,517	$109,459,087	$148,938	$864,653,492

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Life Insurance and Annuity Reserves (continued)

		Ceded to Old	Ceded to
	Direct Amount	Standard	Others	Net Amount

As of and for the year ended September 30, 2000:
Insurance and annuity premiums	$202,911,484	$27,434,956	$316,978	$175,159,550

Insurance policy and annuity benefits	$258,067,904	$18,743,525	$37,706	$239,286,673

Life insurance and annuity reserves	$886,510,121	$111,217,445	$160,886	$775,131,790

      The Company’s life insurance subsidiary has ceded a portion of certain life insurance risks, annuity reserves and the related premiums to other companies, including Old Standard, an affiliate. Such reinsurance permits recovery of losses from reinsurers although it does not discharge the primary liability of the Company as direct insurer of the risk reinsured. The Company is contingently liable for claims on ceded life insurance business in the event the reinsuring companies do not meet their obligations under those reinsurance agreements. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

9.	Debenture Bonds:

      At September 30, 2002 and 2001, debenture bonds consisted of the following:

Annual Interest Rates	2002	2001

5% to 6%	$8,748,000	$—
6% to 7%	10,511,000	7,486,000
7% to 8%	58,525,000	39,780,000
8% to 9%	154,909,000	136,943,000
9% to 10%	86,736,000	86,978,000

	319,429,000	271,187,000
Compound and accrued interest	36,036,932	29,180,995

	$355,465,932	$300,367,995

      The weighted-average interest rate on outstanding debentures was approximately 8.2% and 8.3% at September 30, 2002 and 2001, respectively.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debenture Bonds (continued)

      Debenture bonds (including principal and compound and accrued interest) mature as follows:

Fiscal Year Ending
September 30,

2003	$60,502,932
2004	43,601,000
2005	99,863,000
2006	60,822,000
2007	74,857,000
Thereafter	15,820,000

$355,465,932

      The Company has a current registration of $150.0 million of Series III and Series III-A Debenture Bonds outstanding, of which a face amount of approximately $117.3 million remained unissued at September 30, 2002. This current registration expires on April 30, 2003.

10.     Debt Payable:

      At September 30, 2002 and 2001, debt payable consisted of the following:

	2002	2001

Note payable to Federal Home Loan Bank of Seattle, interest rates ranging from 2.43% to 7.48%; maturity dates ranging from December 2002 to March 2015; collateralized by $145.6 million of various pledged securities	$103,000,000	—
Note payable to Federal Home Loan Bank of Seattle, interest rates ranging from 6.95% to 7.48%; maturity dates ranging from March 2005 to March 2015; collateralized by $29.7 million of various pledged securities	—	$22,000,000
Note payable to IDS Life Insurance Company, interest at 7.04% per annum; due August 1, 2019; collateralized by Metropolitan Financial Center located in Spokane, Washington	11,375,430	11,587,853
Note payable to Old Standard Life Insurance Company, interest at 10.5% per annum; due June 30, 2005; collateralized by commercial land located in Pasco, Washington	3,197,355	4,403,516
Real estate contracts and mortgage notes payable, interest rates ranging from 5.0% to 11.6%, due in installments through 2026; collateralized by senior liens on certain of the Company’s real estate contracts, mortgage notes and real estate held for sale	1,146,811	1,492,258
Reverse repurchase agreement with Merrill Lynch, interest at 2.5% per annum; due October 7, 2002; collateralized by $5.0 million in mortgage backed securities	4,045,000	—
Accrued interest payable	373,661	144,890

	$123,138,257	$39,628,517

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Debt Payable (continued)

      Aggregate amounts of principal and accrued interest payments due on debt payable are as follows:

Fiscal Year
Ending September 30,

2003	$24,842,936
2004	20,456,092
2005	12,687,653
2006	10,527,072
2007	4,566,608
Thereafter	50,057,896

$123,138,257

11.     Income Taxes:

      The income tax effects of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of September 30, 2002 and 2001 are as follows:

	2002	2001

Assets:
Net operating loss carryforwards	$25,761,095	$26,798,316
Life insurance and annuity reserves	1,305,470	2,467,544
Unrealized loss on investment securities	—	2,348,614
Realized impairments on investment securities	9,920,150	—
Allowance for losses on real estate assets	4,072,635	4,958,036
Tax credit carryforwards	666,023	666,023
Allowances for repossessed real estate	688,386	1,561,575
Guaranty fund liability	710,565	726,157
Accrued vacation	320,989	307,943
Office properties and equipment	789,305	—
Other	—	1,384,002

	44,234,618	41,218,210

Liabilities:
Deferred policy acquisition costs	23,985,777	19,895,546
Contract acquisition costs and discount yield recognition	3,727,455	3,087,071
Unrealized gain on investment securities	3,323,892	—
Realized gain on trading securities	—	409,274
Office properties and equipment	—	747,215
Other investments	4,197,810	527,703
Other	1,374,651	1,417,505

	36,609,585	26,084,314

Net deferred income tax benefit	$7,625,033	$15,133,896

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes (continued)

      The Company has performed an analysis of tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize any expiring net operating losses. This analysis included the ability to sell appreciated assets that have an underlying appreciation of approximately $28.2 million. As a result of the Company’s analysis, management believes that the Company will obtain full benefit of the net deferred tax assets recorded at September 30, 2002.

      Following is a reconciliation of the provision for income taxes to an amount as computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 2002, 2001 and 2000:

	2002		2001		2000

Federal income tax at statutory rate	$2,131,852	35%	$(12,232,618)	35%	$(4,092,063)	35%
Reduction in valuation	—		(14,000,000)	40	—	—
Other	(20,208)	—	(111,597)	—	(1,233)	—

Income tax (benefit) provision	$2,111,644	35%	$(26,344,215)	75%	$(4,093,296)	35%

      The components of the income tax provision (benefit) for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Current	$(1,280,109)	$3,347,540	$346,505
Deferred	3,391,753	(29,691,755)	(4,439,801)

	$2,111,644	$(26,344,215)	$(4,093,296)

      The Company’s $26.3 million tax benefit recorded during the fiscal year ended September 30, 2001, includes a $14.0 million tax benefit relating to an investment made in 1999. In total, the investment resulted in the Company recording a $28.0 million tax benefit, of which $14.0 million was also recorded as an income tax benefit during the fiscal year ended September 30, 1999. The objectives for the investment were to produce economic gains combined with favorable tax benefits. Similar investments were presented throughout the country to numerous individuals and companies (the “Participants”) as an investment and tax strategy. Prior to, and in conjunction with the investment, the Company received two independent tax opinions relating to the investment.

      The Internal Revenue Service (IRS) has notified the Participants by general public notice that they have taken the position that the tax benefits relative to the investment would be disallowed. The Company has received an audit notice from the IRS for the tax year in which the tax benefit attributable to the investment was claimed. However, a specific review of the Company’s investment and related activity has not yet taken place. At September 30, 2002, the Company cannot reasonably estimate a loss, if any, associated with this transaction. In the event of an unfavorable determination relative to the investment, the earnings of the Company would be adversely affected by the amount disallowed, including interest if applicable. If wholly disallowed, the potential earnings effect would be a loss of $28.0 million plus applicable interest.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes (continued)

      At September 30, 2002, the Company and its subsidiaries had unused net operating loss carryforwards, for income tax purposes, as follows:

	Net Operating	Net Capital
Expiring in	Losses	Losses	Total Losses

2006	$2,620,959	$—	$2,620,959
2007	6,651,884	—	6,651,884
2008	945,516	—	945,516
2019	11,138,534	—	11,138,534
2020	13,865,289	—	13,865,289
2021	32,355,091	6,025,856	38,380,947

	$67,577,273	$6,025,856	$73,603,129

12.     Contingencies:

      The Company self-insures for certain losses relating to employee medical benefits. The Company has purchased stop-loss coverage that limits its exposure on individual claims to $75,000. Accrual of self-insured losses is based upon the Company’s historical experience. As of September 30, 2002 and 2001, the Company had recorded a self-insurance accrual for $2.0 million and $2.3 million, respectively.

13.     Stockholders’ Equity:

      A summary of preferred and common shares at September 30, 2002 and 2001 is as follows:

		Issued and		Issued and
		Outstanding Shares		Outstanding Shares

		2002		2001
	Authorized
	Shares	Shares	Amount	Shares	Amount

Preferred Stock
Series A	750,000	—	$—	—	$—
Series B	200,000	—	—	—	—
Series C	1,000,000	241,196	2,411,955	256,499	2,564,993
Series D	1,375,000	283,927	2,839,266	315,860	3,158,602
Series E	15,000,000	2,583,371	11,134,137	1,395,711	8,880,539
Series G	2,000,000	9,723	97,229	5,100	51,004
Series H	3,000,000	8,822	88,224	2,960	29,598

	23,325,000	3,127,039	$16,570,811	1,976,130	$14,684,736

Common Stock
Class A	222	97	$218,250	97	$218,250
Class B	222	—	—	—	—

	444	97	$218,250	97	$218,250

Subordinate Preferred Stock	1,000,000	—	$—	—	$—

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stockholders’ Equity (continued)

      The Series E preferred stock has been issued in the following sub-series:

	Issued and Outstanding Shares			Issued and Outstanding Shares

	2002			2001

	Par	Shares	Amount	Par	Shares	Amount

Series E-1	$10.00	422,113	$4,221,130	$10.00	471,547	$4,715,475
Series E-2	10.00	28,852	288,521	10.00	34,924	349,237
Series E-3	10.00	69,171	691,711	10.00	84,479	844,786
Series E-4	10.00	39,591	395,912	10.00	49,457	494,565
Series E-5	10.00	7,171	71,711	10.00	9,126	91,264
Series E-6	10.00	56,530	565,295	10.00	69,302	693,023
Series E-7	2.50	1,959,943	4,899,857	2.50	676,876	1,692,189

		2,583,371	$11,134,137		1,395,711	$8,880,539

     Preferred Stock

      Series A preferred stock has a par value of $1 per share, is cumulative and the holders thereof are entitled to receive dividends at the annual rate of 8.5%. Series B preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at the annual rate of two percentage points over the rate payable on six-month U.S. Treasury Bills as determined by the Treasury Bill auction last preceding the monthly dividend declaration. Series C, D and E-1 preferred stock are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the highest of the “Treasury Bill Rate,” the “Ten Year Constant Maturity Rate” or the “Twenty Year Constant Maturity Rate” determined immediately prior to the declaration date. The Board of Directors may, at its sole option, declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum. Series E-2, E-3, E-4, E-5, E-6 and E-7 preferred stock are also cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate of one-half of one percent more than the rate in effect for the E-1 series; however, dividends shall be no less than 6% or greater than 14% per annum.

      Series C, D and E-1 preferred stock have a par value of $10, were sold to the public for $10 and are callable at the sole option of the Board of Directors at $10.50 per share reduced pro rata to $10.20 per share as of the date five years from the date of issuance. Series E-2, E-3, E-4, E-5, and E-6 preferred stock have a par value of $10 per share, were sold to the public at $100 per share and are callable at the sole option of the Board of Directors at $100 per share.

      On October 22, 2001, the Company’s Board of Directors declared a stock split for the Series E-7 preferred stock. On November 5, 2001, each outstanding share of Series E-7 Preferred Stock was converted into four shares of Series E-7 Preferred Stock. Accordingly, the par value of each such share was adjusted from $10.00 per share to $2.50 per share and the liquidation preference and dividend calculation amount of each such share was adjusted from $100.00 per share to $25.00 per share to reflect the split. Additionally, during the fiscal year September 30, 2002, the Company’s Series E-7 preferred stock was listed on the American Stock Exchange under the symbol “MPD.pr”. Subsequent to the stock split the Series E-7 preferred stock has a par value of $2.50 per share, was sold to the public at $25 per share and is callable at the sole option of the Board of Directors at $25 per share.

      All preferred stock series have liquidation preferences equal to their issue price, are non-voting and are senior to the common shares as to dividends. All preferred stock dividends are based upon the original issue

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.                        Stockholders’ Equity (continued)

price. Additionally, Series G and H preferred stock rank are subordinate to Series A, B, C, D and E preferred stock as to liquidation preference.

     Subordinate Preferred Stock

      Subordinate preferred shares, no par value, shall be entitled to receive dividends as authorized by the Board of Directors, provided that such dividend rights are subordinate and junior to all series of preferred stock. Subordinate preferred shares shall be entitled to distributions in liquidation in such priority as established by the Board of Directors prior to the issuance of any such shares. These liquidation rights shall at all times be subordinate and junior to all series of preferred stock. At September 30, 2002, 2001 and 2000, no subordinate preferred stock had been issued.

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

      In April 1998, the Company’s Board of Directors authorized the payment of dividends on the outstanding Class A common stock. Dividends of $200 per share have been declared and paid in each subsequent month and will continue until further action by the Board.

      Dividend restrictions are imposed by regulatory authorities on the insurance subsidiary in which the Company has a 100% common stock ownership interest. Dividends from the insurance subsidiary can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of the insurance subsidiary, but excludes surplus arising from unrealized capital gains or a revaluation of assets. The amount of the insurance subsidy surplus funds available for dividends at September 30, 2002 was approximately $5.6 million.

14.     Statutory Accounting and Regulatory Capital (unaudited):

      The Company’s life insurance subsidiary, Western Life, is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (“GAAP”). Selected statutory and GAAP

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Statutory Accounting (unaudited) (continued)

financial statement balances for the life insurance subsidiary as of and for the years ended September 30, 2002, 2001 and 2000 are as follows:

	Statutory	GAAP

Capital and surplus/stockholders’ equity:
2002	$97,897,498	$196,983,093
2001	73,520,668	136,039,538
2000	61,444,898	99,528,648
Net income (loss):
2002	$7,110,173	$30,684,546
2001	(120,616)	16,361,727
2000	5,385,593	4,387,459
Unassigned statutory surplus and retained earnings:
2002	$5,610,259	$101,807,062
2001	9,006,103	73,869,766
2000	14,489,898	61,448,289

      The National Association of Insurance Commissioners (the “NAIC”) adopted the Codification of Statutory Accounting Principles guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting. The adoption of the Codification guidance on January 1, 2001 resulted in a $1.8 million charge to the Company’s statutory basis capital and surplus. State regulatory authorities also impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At the last annual review at its statutory reporting period at December 31, 2001, Western Life ’s statutory-basis surplus exceeded the RBC requirements.

      Statutory Statements of Accounting Principles No. 37, Mortgage Loans, requires that all costs incurred in connection with originating a loan, acquiring purchased loans or committing to purchase loans be charged to expense as incurred. The Washington State Insurance Department has granted Western Life a permitted accounting practice that differs from NAIC statutory accounting practices. The permitted practice allows Western Life to capitalize and amortize certain costs, including underwriting fee charges paid to its parent, incurred in connection with acquiring purchased loans through March 31, 1998, except that all such costs shall be amortized into investment income no later than December 31, 2004. At September 30, 2002, the permitted practice has resulted in an increase in statutory surplus of approximately $5.6 million.

      Western Life is required to file statutory financial statements with state insurance regulatory authorities in its state of domicile. Accounting principles used to prepare these statutory financial statements differ from

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Statutory Accounting (unaudited) (continued)

generally accepted accounting principles (“GAAP”). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 2002, 2001 and 2000, respectively, is as follows:

	2002	2001	2000

Net Income-GAAP	$30,684,546	$16,361,727	$4,387,459
Adjustments to reconcile:
Deferred policy acquisition costs	(16,729,885)	(3,222,197)	3,360,555
State insurance guaranty fund	(215,372)	159,644	679,022
Annuity reserves and benefits	1,335,310	2,168,879	(3,346,757)
Capital gains (losses), IMR and Net Investment Income	(4,356,572)	(5,468,238)	(1,639,848)
Federal income taxes	(3,607,854)	(10,120,431)	1,945,162

Net (Loss) Income-Statutory	$7,110,173	$(120,616)	$5,385,593

15.     Supplemental Disclosures for Statements of Cash Flows:

      The following table summarizes interest costs, net of amounts capitalized and income taxes paid (refunded) during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Interest, net of amounts capitalized	$25,072,984	$15,912,399	$32,135,073
Income taxes paid (refunded)	1,175,204	(80,603)	(1,369,430)

      Non-cash investing and financing activities of the Company during the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Loans to facilitate the sale of real estate held	$46,751,871	$575,590	$10,814,668
Loans to facilitate the sale of other receivable investments	3,000,000	—	10,900,800
Transfers between annuity products	55,233,008	92,705,437	85,116,027
Real estate held for sale and development acquired through foreclosure	25,553,956	17,858,078	19,886,147
Assumption of other debt payable in connection with the acquisition of real estate contracts and mortgage notes	—	421,482	301,069
Timing difference on settlements of securities sales	—	7,810,524	—
Timing difference on settlements of securities purchases	—	19,675,519	—
Transfer of investments from trading portfolio to available-for-sale portfolio	38,607,522	18,213,101	—
Transfer of investments from held-to-maturity portfolio to available-for-sale portfolio	—	59,415,992	—
Securities and mortgage servicing rights retained from securitizations	—	2,964,809	58,336,436

      During the fiscal years ended September 30, 2002 and 2001, changes in the Company’s investment strategy affected the classification of trading securities as they no longer qualified as investments held

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Supplemental Disclosures for Statements of Cash Flows (continued)

principally for the purpose of selling them in the near term. Accordingly, the Company reclassified approximately $38.6 million and $18.2 million during the fiscal years ended September 30, 2002 and 2001, respectively from trading to available-for-sale. At September 30, 2002, the Company did not have an active trading portfolio.

      At the date of initial application of SFAS No. 133, this statement provided that an entity may transfer any held-to-maturity security into the available-for-sale category or the trading category. Accordingly, as part of its implementation of SFAS No. 133 on October 1, 2000, the Company reclassified approximately $59.4 million of investments from held-to-maturity to available-for-sale. The unrealized gain on the date of transfer was $0.4 million and was included in other comprehensive income.

16.     Business Segment Reporting:

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

      The accounting policies of the Company’s business segments are the same as those described in Note 1. All transactions between segments are eliminated. The Company allocates certain overhead and operating expenses amongst its segments.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Business Segment Reporting (continued)

      Information about the Company’s separate business segments and in total as of and for the years ended September 30, 2002, 2001 and 2000 is as follows:

			Property	Intersegment
	Investing	Insurance	Development	Eliminations	Total

September 30, 2002:
Revenues	$17,685,129	$113,744,990	$37,147,247	$(4,662,698)	$163,914,668
Income (loss) from operations	(42,745,965)	35,614,719	13,222,251	—	6,091,005
Identifiable assets, net	174,050,829	1,528,341,658	89,207,376	(4,481,063)	1,787,118,800
Depreciation and amortization	3,699,999	328,528	1,150,528	—	5,179,055
Capital expenditures	1,342,511	53,803	—	—	1,396,314
September 30, 2001:
Revenues	$22,090,617	$102,333,828	$3,252,794	$(8,515,602)	$119,161,637
Income (loss) from operations	(48,914,985)	13,779,982	184,668	—	(34,950,335)
Identifiable assets, net	207,505,567	1,144,579,418	68,081,517	(26,145,348)	1,394,021,154
Depreciation and amortization	3,791,124	314,400	1,099,398	—	5,204,922
Capital expenditures	659,331	1,239,171	—	—	1,898,502
September 30, 2000:
Revenues	$68,337,656	$100,731,881	$11,371,595	$(9,019,340)	$171,421,792
Income (loss) from operations	(15,311,432)	2,717,529	902,296	—	(11,691,607)
Identifiable assets, net	327,088,223	1,015,465,069	57,138,351	(146,759,005)	1,252,932,638
Depreciation and amortization	3,635,404	335,511	1,150,600	—	5,121,515
Capital expenditures	8,625,757	198,612	—	—	8,824,369

17.     Related-Party Transactions:

      During the years ended September 30, 2002, 2001 and 2000, the Company had the following related-party transactions with Summit Securities, Inc. (“Summit”) and other affiliates due to common control of C. Paul Sandifur, Jr.

	2002	2001	2000

Receivable acquisition fees charged to Summit, Old Standard and Old West	$810,998	$924,751	$111,090
Real estate contracts and mortgage notes receivable and other receivable investments sold to Summit, Old Standard and Old West	51,376,208	15,228,343	32,874,576
Gains on real estate contracts and mortgage notes receivable and other receivable investments sold to Summit, Old Standard and Old West	3,579,324	—	12,663,429

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Related-Party Transactions (continued)

	2002	2001	2000

Real estate contracts and mortgage notes receivable and other receivable investments purchased from Summit or its affiliates	$1,404,024	—	$8,910,886
Minority interest purchased from Summit	2,325,945	—	—
Sale of residual interest in securitization to Summit	—	—	1,196,701
Ceding of annuity premiums to Old Standard	56,527,704	$694,544	27,434,956
Policyholder benefits recovered from Old Standard	24,884,602	9,115,927	18,743,525
Annuity servicing fees charged to Old Standard	486,541	441,703	374,964
Ceding commissions charged to Old Standard	3,324,726	74,737	1,479,000
Service fees paid to Summit Property Development	3,519,206	1,144,281	1,974,994
Commissions and service fees paid to Metropolitan Investment Securities, Inc.	5,408,006	3,022,199	4,717,219
Servicing and collection fees charged by Metwest to Summit and its affiliates	1,063,763	1,113,909	403,573
Administrative services charged by Metropolitan to Summit and its affiliates	5,993,827	4,661,305	480,682
Net change in notes payable to Summit and Old Standard	(1,206,161)	(96,484)	(8,007,289)
Net change in notes receivable from Summit	2,346,025	—	10,900,800
Interest paid (received) on notes payable to (receivable from) Summit and Old Standard	(736,477)	(617,580)	1,190,359
Dividends paid to Summit on preferred stock investments	204,856	205,693	217,067

      At September 30, 2002 and 2001, the Company had net receivables due from affiliates of $8.7 million and $3.5 million, respectively. At September 30, 2002 and 2001, the outstanding note receivable from Summit was approximately $13.2 million and $10.9 million. At September 30, 2002 and 2001, the outstanding note payable balance to Old Standard was approximately $3.2 million and $4.4 million, respectively.

      The Company provides receivable acquisition services to Summit, Old Standard and Old West for a fee pursuant to the terms of a Management, Receivable Acquisition and Servicing Agreement. The fee is based upon yield requirements established by Summit, Old Standard and Old West. Metropolitan charges, as its receivable acquisition service fee, the difference between the yield requirement and the yield Metropolitan actually negotiated when the receivable was acquired. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice.

      During the year ended September 30, 2000, the Company sold a participation in certain structured settlement and lease equipment receivables to Summit at estimated fair value. Proceeds from the structured settlement sale of $8.1 million resulted in a gain of approximately $1.6 million while proceeds from the lease equipment receivable sale of approximately $5.5 million resulted in a gain of approximately $0.4 million. The proceeds were financed in part by a $10.9 million note receivable with the participated receivables pledged as collateral. During the fiscal year ended September 30, 2002, Metropolitan agreed to sell to Summit the remaining interest in the structured settlements that Summit acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million, which was derived from future expected cash flows discounted at an 8.5% market rate, resulted in a gain of approximately $0.2 million. The proceeds were financed in part by increasing the existing note receivable from the fiscal 2000 sale. The

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Related-Party Transactions (continued)

note balance outstanding at September 30, 2002 relating to these sales was approximately $13.2 million with $13.3 million of pledged collateral.

      On March 28, 2002, Western Life agreed to sell to Old Standard and Old West a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western Life at a fair value of approximately $11.2 million. The purchase price, which was derived from future expected cash flows discounted at a 6.957% market rate, resulted in a gain of approximately $0.6 million.

      On August 15, 2002, Western Life agreed to sell to Old Standard and Old West the remaining interest in a certain Lottery Trust owned by Western Life at a fair value of approximately $6.2 million. The purchase price, which was derived from future expected cash flows discounted at a 5.527% market rate, resulted in a gain of approximately $0.7 million. Additionally, on August 15, 2002, Western Life agreed to sell to Old Standard and Old West a 95.83% undivided beneficial interest in a certain Lottery Trust owned by Western Life at a fair value of approximately $29.1 million. The purchase price, which was derived from future expected cash flows discounted at a 5.888% market rate, resulted in a gain of approximately $2.0 million.

      The market rates on the above lottery trust sales were calculated as 2.0% basis points over the Treasury benchmark on the date of the sale, which is consistent with corporate bonds with similar credit profiles along with recent transactions involving large blocks of lottery receivables.

      During the year ended September 30, 2000, the Company sold an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii to Summit at estimated fair value using a discount rate of 12%. The proceeds of $13.2 million resulted in a gain of $10.7 million.

      During the fiscal year ended September 30, 2002, Metropolitan agreed to purchase Summit’s minority investment in Consumers Group Holding Company, a subsidiary of Metropolitan. The purchase price of approximately $2.3 million was based on an estimated fair value of Consumers Group Holding of approximately two times the adjusted book value, discounted to approximately the adjusted book value due to the minority interest nature of the investment.

      Western Life has entered into a reinsurance agreement with Old Standard, which became effective July 1, 1998. Under this agreement, Western Life may reinsure with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although each may stop and restart at their discretion upon providing a 30-day advance written notice. Western Life receives ceding allowances equal to the actual commission plus 1.5% of the premium from Old Standard to compensate Western Life for its annuity issuance costs. Additionally, Western Life receives a fee from Old Standard for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

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

      Metropolitan Investment Securities (“MIS”), a securities broker/dealer and member of the National Association of Securities Dealers, sells the securities products of Metropolitan and of Summit. Metropolitan pays commissions to MIS for the sale of Metropolitan’s securities pursuant to the terms of a written Selling Agreement. The commission rate charged by MIS depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Related-Party Transactions (continued)

      Metwest provides Receivable servicing for a fee to Summit, Old Standard and Old West. Additionally, Metropolitan provides accounting, data processing, and other administrative services to Summit, Old Standard and Old West. During the year ended September 30, 2001, the Company entered into an agreement with Summit, Old Standard and Old West to change the methodology for allocating the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Management believes that the fixed and calculated fee arrangement that Metropolitan had previously been operating under did not result in a reimbursement to Metropolitan of all significant direct expenses incurred on behalf of its affiliates.

18.     Fair Value of Financial Instruments:

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

Publicly Traded Investment Securities—Fair value is determined by quoted market prices.

Non-Publicly Traded Investment Securities—Fair value is derived from quoted market prices for securities with similar characteristics and risks or is estimated based upon expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities.

Real Estate Contracts and Mortgage Notes Receivable—For receivables (excluding accrued interest receivable), fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data. The discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the receivable.

Other Receivable Investments—The fair value of other receivable investments is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

Reinsurance Receivable—The fair value of reinsurance receivables is based on the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered for similar annuity reserves.

Life Insurance and Annuity Reserves—The fair value of annuity reserves is based on the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered for similar annuity reserves.

Debenture Bonds and Debt Payable—The fair value of debenture bonds and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

Debt Payable—The fair value of debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

Off-Balance-Sheet Financial Instruments—Fair value approximates the notional amount of commitments to extend credit because advances bear current interest rates and are made contingent to the borrowers compliance with the existing loan agreement.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Fair Value of Financial Instruments (continued)

      The estimated fair values of the following financial instruments as of September 30, 2002 and 2001 are as follows:

	2002		2001

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

Financial assets:
Cash and cash equivalents	$68,317,397	$68,317,397	$68,019,397	$68,019,397
Investments:
Trading securities	—	—	48,832,529	48,832,529
Available-for-sale securities	495,060,527	495,060,527	311,803,378	311,803,378
Held-to-maturity securities	40,228,594	41,418,206	—	—
Real estate contracts and mortgage notes receivable (including futures contracts used for hedging purposes)	621,569,613	639,912,705	430,103,026	464,090,589
Other receivable investments	128,241,355	141,821,831	176,104,766	195,807,194
Reinsurance receivable	148,392,448	150,308,655	109,608,025	111,056,188
Financial liabilities:
Life insurance and annuity reserves	1,225,660,253	1,241,487,326	971,216,178	984,048,080
Debenture bonds— principal and compound interest	350,744,281	351,682,629	296,596,304	299,605,362
Debt payable— principal	122,764,596	128,708,615	39,483,627	41,733,763
Off-balance sheet instruments:
Commitments to extend credit	88,373,606	88,373,606	17,038,013	17,038,013

Limitations— The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

19.     Employee Benefit Plans:

      The Company sponsors a Retirement Savings Plan (the “Plan”), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 18 upon completion of six months of service. Prior to January 1, 2002, employees may defer from 1% to 15% of their compensation in multiples of whole percentages. Effective January 1, 2002, the plan was amended to allow employees to defer from 1% to 80% of their compensation up to the annual maximum amount as determined by the IRS.

      Prior to January 1, 1999, if the Employer had a net profit for the fiscal year ending within a calendar year, a match equal to 50% of pre-tax contributions up to 6% of the participant’s compensation, was credited to the account of each active participant on December 31. Effective January 1, 1999, the plan was amended to modify the employer match to a discretionary matching contribution equal to a uniform percentage of the

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Employee Benefit Plans (continued)

amount of the participant contribution, up to 6% of the participant’s annual compensation. The uniform percentage is to be determined annually by the Company. The Employer may also make additional discretionary contributions for any plan year. The Company’s contributions to the Plan, net of forfeitures, were approximately $295,000, $0 and $450,000 during the years ended September 30, 2002, 2001 and 2000, respectively.

20.     Parent Company Only Financial Statements:

      The condensed balance sheets of Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan” or the “parent company”) at September 30, 2002 and 2001 are as follows:

	2002	2001

ASSETS
Cash and cash equivalents	$22,624,261	$25,439,356
Investments	36,463,512	43,870,837
Real estate contracts and mortgage notes receivable and other receivable investments, net	58,324,065	59,899,360
Real estate held for sale and development, net	56,459,905	43,412,435
Allowance for losses on real estate assets and other receivable investments	(2,679,897)	(6,704,913)
Equity in subsidiary companies	252,499,293	178,598,484
Land, buildings and equipment, net	22,149,468	21,964,263
Prepaid expenses and other assets, net	12,302,858	21,137,642
Receivables from affiliates	15,272,583	3,939,817

Total assets	$473,416,048	$391,557,281

LIABILITIES
Debenture bonds and accrued interest	$355,465,932	$300,367,995
Debt payable	37,837,505	36,253,234
Accounts payable and accrued expenses	2,425,546	8,344,968
Deferred underwriting fee income	4,406,746	5,678,594

Total liabilities	400,135,729	350,644,791

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par (liquidation preference, $80,456,961 and $52,895,730, respectively)	16,570,811	14,684,736
Common stock, Class A, $2,250 par, 97 shares issued and outstanding	218,250	218,250
Additional paid-in capital	49,836,670	26,024,897
Accumulated other comprehensive income (loss)	3,291,285	(4,474,411)
Retained earnings	3,363,303	4,459,018

Total stockholders’ equity	73,280,319	40,912,490

Total liabilities and stockholders’ equity	$473,416,048	$391,557,281

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Parent Company Only Financial Statements (continued)

      Metropolitan’s condensed statements of operations for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Revenues:
Interest and earned discounts	$14,194,798	$9,838,707	$22,770,464
Dividends from subsidiaries	3,039,750	4,042,750	3,306,031
Fees, commissions, service and other income	14,417,091	13,560,446	11,087,452
Real estate sales	18,965,642	3,008,487	11,656,536
Net gains (losses) on investments and receivables	(10,933,771)	(8,399,556)	15,530,417

Total revenues	39,683,510	22,050,834	64,350,900

Expenses:
Interest, net	31,812,569	26,352,234	29,867,377
Cost of real estate sold	15,956,122	2,990,482	14,334,711
Provision for losses on real estate assets	1,046,271	5,215,553	3,064,156
Reduction in valuation of mortgage servicing rights	—	—	1,306,958
Salaries and employee benefits	11,218,746	13,642,527	18,602,278
Other operating expenses	16,124,648	15,238,543	8,686,250

Total expenses	76,158,356	63,439,339	75,861,730

Loss from operations before income taxes and equity in net income of subsidiaries	(36,474,846)	(41,388,505)	(11,510,830)
Income tax benefit	12,728,709	17,407,063	4,037,507

Loss before equity in undistributed net income of subsidiaries	(23,746,137)	(23,981,442)	(7,473,323)
Equity in undistributed net income of subsidiaries	27,667,827	15,058,319	(128,030)

Net income (loss)	$3,921,690	$(8,923,123)	$(7,601,353)

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Parent Company Only Financial Statements (continued)

      Metropolitan’s condensed statements of cash flows for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$3,921,690	$(8,923,123)	$(7,601,353)
Adjustments to reconcile net income (loss) to net cash from operating activities	8,861,097	10,791,951	(12,718,340)

Net cash provided by (used in) operating activities	12,782,787	1,868,828	(20,319,693)

Cash flows from investing activities:
Principal payments on real estate contracts and mortgage notes receivable and other receivable investments	10,063,643	48,446,408	26,761,779
Proceeds from sales of real estate contracts and mortgage notes receivable, other receivable investments and mortgage servicing rights	5,783,805	11,112,554	471,101,431
Acquisition of real estate contracts and mortgage notes and other receivable investments	(9,560,891)	(51,773,575)	(424,071,180)
Proceeds from real estate sales	18,965,642	11,080,946	6,656,536
Proceeds from sales of investments	48,635,732	10,083,594	2,851,755
Proceeds from maturities of investments	5,460,881	300,000	2,853,094
Purchase of investments	(51,835,815)	(14,537,583)	(9,305,976)
Additions to real estate held for sale and development	(26,684,514)	(13,183,585)	(6,446,107)
Capital expenditures	(1,682,474)	(80,049)	(1,234,890)
Net change in investment in and advances to subsidiaries	(85,233,575)	(7,740,969)	(29,586,939)

Net cash provided by (used in) investing activities	(86,087,566)	(6,292,259)	39,579,503

Cash flows from financing activities:
Net borrowings from (repayments to) banks and others	1,567,686	(8,871,513)	(70,970,199)
Issuance of debenture bonds	92,912,423	67,369,456	96,583,832
Issuance of preferred stock	32,669,615	1,456,572	10,959,491
Repayment of debenture bonds	(44,670,868)	(15,408,687)	(53,595,898)
Cash dividends	(5,017,405)	(4,415,540)	(4,837,100)
Redemption and retirement of stock	(6,971,767)	(11,302,402)	(5,292,830)

Net cash provided by (used in) financing activities	70,489,684	28,827,886	(27,152,704)

Net change in cash and cash equivalents	(2,815,095)	24,404,455	(7,892,894)
Cash and cash equivalents at beginning of year	25,439,356	1,034,901	8,927,795

Cash and cash equivalents at end of year	$22,624,261	$25,439,356	$1,034,901

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Parent Company Only Financial Statements (continued)

      Non-cash investing and financing activities not included in Metropolitan’s condensed statements of cash flows for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Loans to facilitate the sale of real estate	$—	$575,590	$5,000,000
Loan to facilitate sale of other receivable investments	3,000,000	—	6,467,302
Real estate acquired through foreclosure	2,601,947	3,822,005	2,031,563
Debt assumed with acquisition of real estate contracts and mortgage notes and debt assumed upon foreclosure of real estate contracts	—	43,587	94,805
Change in net unrealized gains (losses) on investments	7,765,696	3,342,225	(7,306,644)
Securities and mortgage servicing rights retained from securitization prefunding	—	2,964,809	16,562,917

      Accounting policies followed in the preparation of the preceding condensed financial statements of Metropolitan (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

      At September 30, 2002 and 2001, Metropolitan’s debt payable consists of the following:

	2002	2001

Note payable to Old Standard Life Insurance Company, interest at 10.5% per annum; due June 30, 2005; collateralized by commercial land located in Pasco, Washington	$3,197,355	$4,403,516
Note payable to Western United Life Assurance Company, interest at 7.75% per annum, due December 27, 2015; collateralized by commercial property located in Pasco Washington	7,968,092	8,507,426
Note payable to Western United Life Assurance Company, interest at 10.5% per annum; due January 1, 2015; collateralized by commercial property located in Spokane Washington	10,953,838	11,372,201
Note payable to IDS Life Insurance Company, interest at 7.04% per annum; due August 1, 2019; collateralized by Metropolitan Financial Center located in Spokane, Washington	11,375,430	11,587,853
Real estate contracts and mortgage notes payable, interest rates ranging from 5.0% to 11.6%, due in installments through 2026; collateralized by senior liens on certain of the Company’s real estate contracts, mortgage notes and real estate held for sale	300,230	382,285
Reverse repurchase agreement with Merrill Lynch, interest at 2.5% per annum; due October 7, 2002; collateralized by $5.0 million in mortgage backed securities	4,045,000	—
Prepaid interest	(2,440)	(47)

	$37,837,505	$36,253,234

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Parent Company Only Financial Statements (continued)

      Aggregate amounts of principal payments due on the parent company’s debt payable are expected to be as follows:

Fiscal Year Ending
September 30,

2003	$5,387,165
2004	1,461,411
2005	4,775,804
2006	1,705,626
2007	1,843,888
Thereafter	22,663,611

$37,837,505

      At September 30, 2002 and 2001, Metropolitan’s debenture bonds payable consisted of the following:

Annual Interest Rates	2002	2001

5% to 6%	$8,748,000	$—
6% to 7%	10,511,000	7,486,000
7% to 8%	58,525,000	39,780,000
8% to 9%	154,909,000	136,943,000
9% to 10%	86,736,000	86,978,000

	319,429,000	271,187,000
Compound and accrued interest	36,036,932	29,180,995

	$355,465,932	$300,367,995

      The weighted average interest rate on outstanding debentures was approximately 8.2% and 8.3% at September 30, 2002 and 2001, respectively.

      Maturities of the parent company’s debenture bonds are as follows:

Fiscal Year Ending
September 30,

2003	$60,502,932
2004	43,601,000
2005	99,863,000
2006	60,822,000
2007	74,857,000
Thereafter	15,820,000

$355,465,932

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Parent Company Only Financial Statements (continued)

      Metropolitan had the following related-party transactions with its various subsidiaries and affiliated entities:

	2002	2001	2000

Dividends received:
Western United Life Assurance Company	$2,747,250	$3,502,750	$2,766,031
Metwest Mortgage Services, Inc.	540,000	540,000	540,000

	$3,287,250	$4,042,750	$3,306,031

Dividends paid to Summit Securities, Inc.	$204,856	$205,693	$217,067
Fees, commissions, service and other income	$13,383,466	$10,951,692	$9,328,936
Interest income	$1,666,675	$2,918,229	$4,150,997

      Historically, Metropolitan has charged various subsidiaries and affiliated entities for underwriting fees related to contracts sold to these entities. Amounts charged to subsidiaries are deferred and recognized as income over the estimated life of the contracts. Amounts amortized into service fee income were approximately $1.3 million, $1.2 million and $2.4 million for the years ended September 30, 2002, 2001 and 2000, respectively.

      The underwriting fees are based upon a yield requirement established by the purchasing entity. In the case of Western Life, one of Metropolitan’s subsidiaries, beginning in 1994 and ending March 31, 1998, the yield requirement established by Western Life had been guaranteed by Metropolitan and an intercompany reserve was established to support the guarantee. Metropolitan remains liable to Western Life for any losses in excess of the reserve. In connection with its guarantee, Western Life has holdbacks of $1.8 million, $2.7 million and $1.4 million at September 30, 2002, 2001 and 2000, respectively. The guarantee by Metropolitan has been eliminated with respect to all receivables sold to Western Life after March 31, 1998.

Income Taxes

      The Consolidated Group’s $26.3 million tax benefit recorded during the fiscal year ended September 30, 2001, includes a $14.0 million tax benefit relating to an investment that Metropolitan entered into in conjunction with Western Life in 1999. In total, the investment resulted in the Consolidated Group recording a $28.0 million tax benefit, of which $14.0 million was also recorded as an income tax benefit during the fiscal year ended September 30, 1999. The objectives for the investment were to produce economic gains combined with favorable tax benefits. Similar investments were presented throughout the country to numerous individuals and companies as an investment and tax strategy. Prior to, and in conjunction with the investment, the Consolidated Group received two independent tax opinions relating to the investment.

      The Internal Revenue Service (IRS) has notified the participants by general public notice that they have taken the position that the tax benefits relative to the investment would be disallowed. The Consolidated Group has received an audit notice from the IRS for the tax year in which the tax benefit attributable to the investment was claimed. However, a specific review of the Consolidated Group’s investment and related activity has not yet taken place. At September 30, 2002, the Consolidated Group cannot reasonably estimate a loss, if any, associated with this transaction. In the event of an unfavorable determination relative to the investment, the earnings of the Consolidated Group would be adversely affected by the amount disallowed, including interest if applicable. If wholly disallowed, the potential earnings effect would be a loss of $28.0 million plus applicable interest.

      Additionally, in conjunction with the investment, Metropolitan and Western Life executed a supplement to their Federal Tax Sharing Agreement allowing Western Life to recover from Metropolitan up to

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Parent Company Only Financial Statements (continued)

$11.2 million, plus applicable interest, in federal income tax benefits derived from this investment that are not otherwise utilized by Western Life. Any amounts that may be disallowed, up to $11.2 million plus applicable interest, are recoverable by Western Life from Metropolitan under the terms of the supplement to the Federal Tax Sharing Agreement.

21.     Supplementary Financial Information (unaudited):

      Supplementary financial information of the Company for each three month period (September 30, June 30, March 31 and December 31) of the years ended September 30, 2002 and 2001 are as follows:

	Three months ended

	September		June	March		December	September	June	March	December
	2002		2002	2002		2001	2001	2001	2001	2000

	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$68,883	(1)	$34,677	$25,232		$35,123	$35,994	$27,854	$21,344	$33,921

Income (loss) before minority interest	10,204		366	(6,736)		146	4,481	5,380	(14,205)	(4,262)
(Income) loss allocated to minority interest	—		—	31		(89)	(93)	(358)	123	11

Net income (loss)	10,204	(2)	366 (3)	(6,705	)(4)	57	4,388	5,022	(14,082)	(4,251)
Preferred stock dividends	(1,530)		(1,268)	(1,050)		(936)	(845)	(1,019)	(1,132)	(1,161)

Income (loss) applicable to common stockholders	$8,674		$(902)	$(7,755)		$(879)	$3,543	$4,003	$(15,214)	$(5,412)

(1)	Includes real estate sales of $37.6 million.

(2)	Includes gains on real estate sales of $9.5 million, net of tax; reversal of previously amortized deferred policy acquisition costs of $3.9 million, net of tax; and investment impairments of $7.2 million, net of tax.

(3)	Includes reversal of previously amortized deferred policy acquisition costs of $1.8 million, net of tax; and investment impairments of $4.0 million, net of tax.

(4)	Includes investment impairments of $6.3 million, net of tax.

SCHEDULE I

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

September 30, 2002

Column A	Column B	Column C	Column D

			Amount At
			Which Shown on
Types of Investments	Amortized Cost	Market Value	Balance Sheet

FIXED MATURITIES
Investments:
U.S. Government and Government Agencies and Authorities	$61,026,798	$61,897,361	$61,533,558
Corporate Bonds	20,030,549	19,911,047	19,911,047
Mortgage and Asset Backed Bonds	405,648,069	411,026,597	410,200,788

TOTAL FIXED MATURITIES	$486,705,416	$492,835,005	$491,645,393

Equity Securities	$39,580,859	$39,695,015	$39,695,015

Venture Capital/ Limited Partnerships	$3,948,713	$3,948,713	$3,948,713

Receivables	$762,424,455		$762,424,455
Less Allowance for Losses on Receivables	(11,339,002)		(11,339,002)

NET RECEIVABLES	$751,085,453		$751,085,453

REAL ESTATE HELD FOR SALE AND DEVELOPMENT	$106,979,005		$106,979,005

OTHER ASSETS—POLICY LOANS	$20,238,963		$20,238,963

TOTAL INVESTMENTS	$1,408,538,409		$1,413,592,542

SCHEDULE II

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended September 30, 2002, 2001 and 2000

		Additions	Deductions
	Balance at	Charges to	and
	Beginning	Costs and	Accounts	Balance at
Description	of Year	Expenses	Written Off	End of Year

Allowance for probable losses on receivables
2002	$13,509,977	$4,142,146	$6,313,121	$11,339,002
2001	12,983,966	7,515,420	6,989,409	13,509,977
2000	6,855,606	12,070,638	5,942,278	12,983,966
Allowance for probable losses on real estate held for sale deducted from real estate held for sale in balance sheet
2002	$3,661,247	$2,345,301	$4,008,100	$1,998,448
2001	2,066,148	4,276,355	2,681,256	3,661,247
2000	2,462,466	2,817,950	3,214,268	2,066,148

SCHEDULE III

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	Deferred	Future Policy		Other Policy
	Policy	Benefits, Losses,		Claims and
	Acquisition	Claims and Loss	Unearned	Benefits
	Cost	Expense	Premiums	Payable

September 30, 2002
Life Insurance and Annuities	$72,205,121	$1,077,267,805	$—	$—

September 30, 2001
Life Insurance and Annuities	$59,224,453	$864,653,492	$—	$—

September 30, 2000
Life Insurance and Annuities	$58,213,284	$775,131,790	$—	$—

SCHEDULE III

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefit	Amortization
			Claims,	of Deferred
			Losses and	Policy	Other
	Premium	Net Investment	Settlement	Acquisition	Operating
	Revenue	Income	Expenses	Costs	Expenses

September 30, 2002
Life Insurance and Annuities	$1,766,851	$101,052,439	$53,131,625	$(2,148,366)	$4,005,786

September 30, 2001
Life Insurance and Annuities	$1,971,123	$72,362,198	$47,473,339	$8,950,000	$4,430,486

September 30, 2000
Life Insurance and Annuities	$2,406,532	$65,958,630	$46,122,863	$12,600,000	$3,251,656

SCHEDULE IV

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

LOANS ON REAL ESTATE

September 30, 2002

      At September 30, 2002, the Company held contracts and mortgage notes Receivables with a face values as follows:

	Carrying	Delinquent	Weighted	Weighted
	Amount of	Principal	Average Coupon	Average
Description	Receivables	Amount(2)	Rate(3)	Yield

Commercial(1)	$353,794,571	$26,349,403	13.0%	16.1%
Residential	176,520,275	17,753,261	9.0%	10.5%
Other	102,842,313	8,351,967	9.5%	11.9%
Unrealized discounts, net of unamortized acquisition cost, on Receivables purchased at a discount	(11,587,546)
Accrued interest receivable	12,613,487

CARRYING VALUE	$634,183,100	$52,454,631

(1)	The commercial real estate Receivables are defined as those generated through the Company’s commercial lending source.

(2)	The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than 90 days.

(3)	Approximately 1% of the real estate Receivables are subject to variable interest rates.

      The future maturities of the aggregate amounts of Commercial Receivables (face amount) are as follows:

Commercial
Principal

Due in one year or less	$101,709,778
Due after one year through five years	181,714,753
Due after five years	70,370,040

$353,794,571

SCHEDULE IV

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

LOANS ON REAL ESTATE

	Year Ended September 30,

	2002	2001	2000

Balance at beginning of period	$437,618,224	$395,977,788	$539,525,957
Additions during period
New Receivables—cash	309,315,814	261,721,326	585,067,159
Loans to facilitate the sale of real estate held—non cash	46,751,871	575,590	10,814,668
Assumption of other debt payable in conjunction with acquisition of new Receivables—non cash	—	421,482	301,069
Earned discount amortization	30,226,437	9,169,752	3,386,295

Total additions	386,294,122	271,888,150	599,569,191

Deductions during period
Collections of principal—cash	157,862,169	96,571,446	144,134,761
Cost of Receivables sold	—	110,791,159	575,278,992
Foreclosures—non cash	31,867,077	22,885,109	23,703,607

Total deductions	189,729,246	230,247,714	743,117,360

Balance at end of period	$634,183,100	$437,618,224	$395,977,788

SCHEDULE V

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

SUPPLEMENTARY REINSURANCE INFORMATION

			Assumed		Percentage
		Ceded to	From		of Amount
		Other	Other		Assumed
Year Ended	Gross Amount	Companies	Companies	Net Amount	to Net

September 30, 2002
Life Insurance in Force	$234,636,728	$31,255,290	$—	$203,381,438	$—
Premiums—Life Insurance	$1,619,002	$322,403	$—	$1,296,599	$—
September 30, 2001
Life Insurance in Force	$244,702,038	$33,711,514	$—	$210,990,524	$—
Premiums—Life Insurance	$1,698,983	$332,611	$—	$1,366,372	$—
September 30, 2000
Life Insurance in Force	$259,975,571	$37,594,536	$—	$222,381,035	$—
Premiums—Life Insurance	$1,766,947	$308,923	$—	$1,458,024	$—

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Restated Articles of Incorporation, as amended, dated October 22, 2001 (Incorporated by reference to Exhibit 4.1 to Metropolitan’s Registration Statement on Form S-2, Registration No. 333-73018, filed December 20, 2001).
3.02	Restated Bylaws, as amended on December 26, 1995 (Incorporated by reference to Exhibit 3(e) to Metropolitan’s Annual Report on Form 10-K for fiscal 1995).
4.01	Indenture, dated as of October 1999, between Metropolitan and U.S. Bank Trust National Association, Trustee (Incorporated by reference to Exhibit 4.01 to Metropolitan’s Registration Statement on Form S-2, Registration No. 333-88605, filed October 7, 1999).
4.02	Indenture, dated as of July 6, 1979, between Metropolitan and Seattle-First National Bank, Trustee (Incorporated by reference to Exhibit 4.02 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
4.03	First Supplemental Indenture, dated as of October 3, 1980, between Metropolitan and Seattle-First National Bank, Trustee. (Incorporated by reference to Exhibit 4.03 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
4.04	Second Supplemental Indenture, dated as of November 12, 1984, between Metropolitan and Seattle-First National Bank, Trustee (Incorporated by reference to Exhibit 4(d) to Registration No. 2-95146).
4.05	Third Supplemental Indenture, dated as of December 31, 1997, between Metropolitan and First Trust (Incorporated by reference to Exhibit 4(d) to Metropolitan’s Annual Report on Form 10-K for fiscal 1997).
4.06	Fourth Supplemental Indenture, dated as of February 28, 2001, between Metropolitan and U.S. Bank Trust National Association (Incorporated by reference to Exhibit 4.05 to Metropolitan’s Registration Statement on Form S-2, Registration No. 333-55984, filed April 6, 2001).
4.07	Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series C (Incorporated by reference to Exhibit 4(g) to Registration No. 33-2699).
4.08	Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series D (Incorporated by reference to Exhibit 4(a) to Registration No. 33-25702).
4.09	Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-1 (Incorporated by reference to Exhibit 4(a) to Registration No. 33-19238).
4.10	Amended Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-2 (Incorporated by reference to Exhibit 4(a) to Registration No. 33-25702).
4.11	Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-3 (Incorporated by reference to Exhibit 4(a) to Registration No. 33-32586).
4.12	Statement of Rights, Designations and Preference of Variable Rate Cumulative Preferred Stock, Series E-4 (Incorporated by reference to Exhibit 4(h) to Registration No. 33-40221).
4.13	Form of Statement of Rights, Designations and Preferences of Variable Rate Preferred Stock, Series E-5 (Incorporated by reference to Exhibit 4(i) to Registration No. 33-57396).
4.14	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-6 (Incorporated by reference to Exhibit 4(l) to Registration No. 33-51905).
4.15	Amended and Restated Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series E-7 (Incorporated by reference to Exhibit 4.2 to Metropolitan’s Registration Statement on Form S-2, Registration No. 333-73018, filed December 20, 2001).
9.01	Irrevocable Trust Agreement (Incorporated by reference to Exhibit 9(b) to Registration No. 2-81359).
10.01	Form of Reinsurance Agreement between Western Life and Old Standard (Incorporated by reference to Exhibit 10(d) to Metropolitan’s Annual Report on Form 10-K for fiscal 1998).
10.02	Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB, Metropolitan and various sellers named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit 10.02 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
10.03	Amendment No. 1 to Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB, Metropolitan and various sellers named therein, dated as of May 11, 2001 (Incorporated by reference to Exhibit 10.03 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).

Exhibit
Number	Description

10.04	Servicing Agreement among Ocwen Federal Bank FSB, Metropolitan and various owners named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit 10.04 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
10.05	Flow Subservicing Agreement among Ocwen Federal Bank FSB, Metropolitan and various owners named therein, dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.05 to Metropolitan’s Annual Report on Form 10-K for fiscal 2001).
12.01	Statement regarding computation of ratios.
21.01	Subsidiaries of Metropolitan.