Form 10-Q
period 2002-12-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2003-02-14
CIK 65384

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

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

     Common “A”: 97 shares at January 31, 2003.

     Common “B”: 0 shares at January 31, 2003.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets As of December 31, 2002 and September 30, 2002
Consolidated Statements of Operations Three Months Ended December 31, 2002 and 2001
Consolidated Statements of Comprehensive Income (Loss) Three Months Ended December 31, 2002 and 2001
Consolidated Statement of Stockholders’ Equity Three Months Ended December 31, 2002
Consolidated Statements of Cash Flows Three Months Ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2002

	(unaudited)
Assets:
Cash and cash equivalents	$31,992,393	$68,317,397
Investments:
Available-for-sale securities, at fair value	308,942,295	495,060,513
Held-to maturity securities, at amortized cost	291,415,803	40,228,608
Accrued interest on investments	4,579,693	3,195,679

Total investments	604,937,791	538,484,800

Receivables:
Real estate contracts and mortgage notes and other receivables, net of discounts and origination fees	860,409,434	762,424,455
Less allowance for losses on receivables	(12,525,352)	(11,339,002)

Net receivables	847,884,082	751,085,453

Other assets:
Real estate held for sale and development at the lower of cost or market, net of allowances of $2,608,189 and $1,998,448	111,968,105	106,979,005
Reinsurance receivable	148,145,873	148,392,448
Deferred costs, net	81,756,659	80,412,809
Land, buildings and equipment, net	27,324,792	27,365,485
Deferred income tax benefit	9,330,217	7,625,033
Current income taxes receivable	10,858,315	14,240,000
Other assets, net	41,554,023	44,216,370

Total other assets	430,937,984	429,231,150

Total assets	$1,915,752,250	$1,787,118,800

Liabilities:
Life insurance and annuity reserves	$1,290,795,610	$1,225,660,253
Debenture bonds and accrued interest	366,582,410	355,465,932
Debt payable	172,249,832	123,138,257
Accounts payable and accrued expenses	10,362,640	9,574,039

Total liabilities	1,839,990,492	1,713,838,481

Stockholders’ equity:
Preferred stock, Series A, B, C, D, E, G and H cumulative with variable rate, $10 par value, 13,325,000 shares authorized, 1,150,179 shares and 1,167,096 shares issued and outstanding (liquidation preference $30,546,247 and $31,458,375)	11,501,782	11,670,954
Preferred stock, Series E-7 cumulative with variable rate, $2.50 par value, 10,000,000 shares authorized, 2,312,898 shares and 1,959,943 shares issued and outstanding (liquidation preference $57,822,458 and $48,998,581)	5,782,246	4,899,857
Common stock, Class A, $2,250 par, 97 shares issued and outstanding	218,250	218,250
Common stock, Class B, $2,250 par, no shares issued and outstanding	—	—
Additional paid-in capital	56,570,063	49,836,670
Accumulated other comprehensive income	2,766,365	3,291,285
Retained earnings (deficit)	(1,076,948)	3,363,303

Total stockholders’ equity	75,761,758	73,280,319

Total liabilities and stockholders’ equity	$1,915,752,250	$1,787,118,800

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 31,

	2002	2001

Revenues:
Insurance premiums and annuity considerations	$403,761	$471,171
Interest on receivables	19,185,153	12,267,586
Earned discount on receivables and investments	7,734,145	8,944,487
Other investment income	9,053,251	7,699,902
Real estate sales	5,038,116	2,339,414
Fees, commissions, service and other income	1,411,575	1,961,705
Net gains (losses) on investments	(3,106,644)	1,203,177
Net gains (losses) on sales of receivables	(14,635)	347,975

Total revenues	39,704,722	35,235,417

Expenses:
Insurance policy and annuity benefits	15,593,631	13,168,323
Interest, net	8,737,536	7,647,475
Cost of real estate sold	4,665,667	2,299,911
Provision for losses	3,492,324	962,831
Salaries and employee benefits	3,825,001	4,120,931
Commissions to agents	3,981,766	2,022,372
Other operating and underwriting expenses	4,587,262	4,115,605
Amortization of deferred policy acquisition costs, net of costs capitalized	(1,120,950)	720,160

Total expenses	43,762,237	35,057,608

Income (loss) before income taxes and minority interest	(4,057,515)	177,809
Income tax (provision) benefit	1,419,724	(31,460)

Income (loss) before minority interest	(2,637,791)	146,349
Income of consolidated subsidiaries allocated to minority stockholders	—	(88,782)

Net income (loss)	(2,637,791)	57,567
Preferred stock dividends	(1,744,015)	(936,346)

Loss applicable to common stockholders	$(4,381,806)	$(878,779)

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	December 31,

	2002	2001

Net income (loss)	$(2,637,791)	$57,567

Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period(1)	(2,524,815)	(4,136,059)
Less reclassification adjustment for (gains) losses included in net income(2)	1,999,895	(706,640)

Net other comprehensive loss	(524,920)	(4,842,699)

Comprehensive loss	$(3,162,711)	$(4,785,132)

(1)	Net of related tax of ($1,362,327) and ($2,218,172) during the three months ended December 31, 2002 and 2001, respectively.

(2)	Net of related tax of $1,076,867 and ($380,498) during the three months ended December 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated
			Additional	Other	Retained
	Preferred	Common	Paid-in	Comprehensive	Earnings
	Stock	Stock	Capital	Income	(Deficit)	Total

Balance, October 1, 2002	$16,570,811	$218,250	$49,836,670	$3,291,285	$3,363,303	$73,280,319
Net income (loss)					(2,637,791)	(2,637,791)
Net unrealized losses on available-for-sale securities, net of income tax benefit of $285,460				(524,920)		(524,920)
Cash dividends, common ($605 per share)					(58,445)	(58,445)
Cash dividends, preferred (variable rate)					(1,744,015)	(1,744,015)
Redemption and retirement variable rate of preferred stock (21,027 shares)	(180,770)		(847,924)			(1,028,694)
Sale of variable rate preferred stock, net (357,065 shares)	893,987		7,581,317			8,475,304

Balance, December 31, 2002	$17,284,028	$218,250	$56,570,063	$2,766,365	$(1,076,948)	$75,761,758

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,

	2002	2001

Cash flow from operating activities:
Net income (loss)	$(2,637,791)	$57,567
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Proceeds from sales of trading securities	—	13,590,118
Proceeds from maturities of trading securities	—	1,020,171
Acquisition of trading securities	—	(4,669,459)
Earned discount on receivables and investments	(7,734,145)	(8,944,487)
Losses (gains) on investments and receivables, net	3,121,279	(1,551,153)
Gains on sales of real estate	(372,449)	(39,503)
Provision for losses	3,492,324	962,831
Depreciation and amortization	1,129,681	1,253,064
Minority interests	—	88,782
Deferred income tax benefit	(1,705,184)	(2,598,670)
Changes in assets and liabilities:
Deferred cost, net	(1,343,850)	8,339
Life insurance and annuity reserves	11,594,680	13,349,168
Compound and accrued interest on debenture bonds and debt payable	1,680,482	593,142
Accrued interest on receivables and investments	(6,649,282)	(3,101,863)
Other assets	6,008,785	6,001,818
Accounts payable and accrued expenses	5,478,648	(3,405,044)

Net cash provided by operating activities	12,063,178	12,614,821

Cash flow from investing activities:
Proceeds from maturities of available-for-sale securities	10,228,173	18,988,551
Proceeds from sales of available-for-sale securities	107,354,227	37,484,332
Purchases of available-for-sale securities	(204,878,873)	(126,629,165)
Proceeds from maturities of held-to-maturity securities	12,668,930	—
Principal payments received on real estate contracts and mortgage notes and other receivable investments	43,515,206	44,615,339
Proceeds from sales of real estate contracts and mortgage notes and other receivable investments	1,067,231	3,491,257
Purchases and originations of real estate contracts and mortgage notes and other receivable investments	(135,094,888)	(52,474,689)
Proceeds from sales of real estate	5,038,116	2,339,414
Purchases of and costs associated with real estate held for sale and development	(5,543,029)	(2,675,387)
Capital expenditures	(633,942)	(135,982)

Net cash used in investing activities	(166,278,849)	(74,996,330)

Cash flow from financing activities:
Receipts from life and annuity products	87,540,646	40,013,211
Withdrawals of life and annuity products	(36,272,594)	(29,367,103)
Ceding of life and annuity products to reinsurers	—	(83,669)
Ceding of life and annuity products from reinsurers	2,430,894	3,217,219
Proceeds from issuance of debenture bonds	20,649,237	37,644,483
Repayments of debenture bonds	(11,042,632)	(13,242,936)
Increase in debt payable	83,300,000	10,000,000
Repayments of debt payable	(34,359,034)	(230,316)
Issuance of preferred stock	8,475,304	421,820
Redemption and retirement of preferred stock	(1,028,694)	(1,584,757)
Cash dividends	(1,802,460)	(994,791)

Net cash provided by financing activities	117,890,667	45,793,161

Net change in cash and cash equivalents	(36,325,004)	(16,588,348)
Cash and cash equivalents:
Beginning of period	68,317,397	68,019,397

End of period	$31,992,393	$51,431,049

Non cash investing and financing activities of Company:
Real estate held for sale and development acquired through foreclosure	5,595,927	2,842,296
Transfers between annuity products	7,514,794	8,614,706
Transfer of investments from available-for-sale portfolio to held-to-maturity portfolio	262,518,789	—
Transfer of investments from trading portfolio to available-for-sale portfolio	—	37,396,757
Timing difference on settlements of securities sales	—	11,234,369
Timing difference on settlements of securities purchases	—	100,957

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries (the “Company” or “Consolidated Group”) as of December 31, 2002, the results of operations for the three months ended December 31, 2002 and 2001 and the cash flows for the three months ended December 31, 2002 and 2001. The results of operations for the three months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2002 Form 10-K.

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

2.     Segment Reporting

     The Company principally operates in three industry segments which encompass: (1) investing in real estate contracts and mortgage notes receivable, other receivables and investment securities (“Investing”); (2) insurance and annuity operations (“Insurance”); and (3) property development activities. The insurance segment also invests a substantial portion of the proceeds from insurance and annuity operations in real estate contracts and mortgage notes receivables, other receivables and investment securities. All transactions between segments are eliminated. The Company allocates certain overhead and operating expenses amongst its segments.

     Information about the Company’s separate business segments and in total as of and for the three-month period ended December 31, 2002 and 2001 is as follows:

	As of and for the three month period ended December 31, 2002

			Property	Intersegment
	Investing	Insurance	Development	Eliminations	Total

Revenues	$12,670,830	$25,980,364	$2,396,028	$(1,342,500)	$39,704,722
Income (loss) from operations	(9,606,636)	5,160,884	388,237	—	(4,057,515)
Identifiable assets, net	163,488,482	1,675,680,709	90,904,474	(14,321,415)	1,915,752,250
Depreciation and amortization	862,565	85,251	181,865	—	1,129,681
Capital expenditures	599,405	34,537	—	—	633,942

	As of and for the three month period ended December 31, 2001

			Property	Intersegment
	Investing	Insurance	Development	Eliminations	Total

Revenues	$6,969,710	$28,517,073	$501,524	$(752,890)	$35,235,417
Income (loss) from operations	(6,858,660)	6,580,682	335,545	—	57,567
Identifiable assets, net	174,838,052	1,178,244,775	71,221,987	157,602	1,424,462,416
Depreciation and amortization	894,709	81,255	277,100	—	1,253,064
Capital expenditures	113,641	22,341	—	—	135,982

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

     Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified financial institution with assets exceeding $1.9 billion. Its principal subsidiaries are Western United Life Assurance Company (“Western Life”), an annuity and life insurance company, and Metwest Mortgage Services, Inc. (“Metwest”), a receivable servicer and loan originator. The Company provides services to certain affiliated entities (the “Affiliated Companies”) for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries which include Summit Securities, Inc. (“Summit”), Old Standard Life Insurance Company (“Old Standard”), Old West Life Insurance & Annuity Company (“Old West”), Summit Property Development and Metropolitan Investment Securities, Inc. (“MIS”). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr.

     The Company is engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments (“Receivables”) and in securities, which consist primarily of U.S. Treasury and government agency obligations and investment grade bonds (“Securities Investment”).

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

Asset Valuations

Investments

     The Company classifies its investments in debt and equity securities as “available-for-sale,” or “held-to-maturity”. The significant accounting policies related to these investment classifications are as follows:

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes, as a component of stockholders’ equity. The Consolidated Group continually monitors its investment portfolio for other than temporary impairment of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that the Consolidated Group evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, the Consolidated Group considers the security rating and the amount of credit support available for the security.

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

The following assumptions were used at December 31, 2002 to value the Consolidated Group’s investments in the residual and interest only securities retained from its own securitization transactions.

Prepayment speed assumptions(1)	19% - 29%
Expected loss rates(2)	2.4% - 4.4%
Residual cash flow discount rates	10%

(1)	Prepayment speed assumptions are for the next three months. Thereafter, the speeds decline in six-month intervals until reaching 10% during fiscal 2004.

(2)	As a percent of original pool balance.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

Allowances for Losses

Allowance for Losses on Receivables. Commercial Loans are individually monitored for impairment. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur.” When a loan has been identified as impaired, the Consolidated Group determines the allowance for loss based on the estimated fair market value, less estimated liquidation expenses, of the collateral compared to the carrying value of the receivable. The estimated fair market value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair market value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, the Consolidated Group considers the type of property, changes in the economic factors of the region and the underlying appraisal assumptions. If the estimated fair market value of the collateral is less than the carrying value, an allowance for loss is recognized.

The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Consolidated Group establishes an allowance for inherent losses on the receivables based primarily on current delinquencies and recent foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

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

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred and amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; these adjustments would be included in the statement of operations.

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

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     The following table presents the components of the results of operations during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Net interest income	$11,641,382	$8,096,177
Provision for losses on Receivables	(2,190,000)	(1,203,217)

Net interest spread	9,451,382	6,892,960
Net non-interest expense	(10,578,693)	(7,826,032)
Capitalized deferred costs, net of amortization	1,120,950	(720,160)

Income (loss) before gains (losses) on assets	(6,361)	(1,653,232)
Net gains (losses) on investments and receivables	(3,121,279)	1,551,152
Provision for losses on real estate held for sale	(1,302,324)	240,386
Gains on sales of real estate	372,449	39,503

Income (loss) before income taxes and minority interest	(4,057,515)	177,809
Income tax (provision) benefit	1,419,724	(31,460)

Income (loss) before minority interest	(2,637,791)	146,349
Income of consolidated subsidiaries allocated to minority stockholders	—	(88,782)

Net income (loss)	(2,637,791)	57,567
Preferred stock dividends	(1,744,015)	(936,346)

Loss applicable to common stockholders	$(4,381,806)	$(878,779)

Net Interest Income

     The following table presents the components of net interest income during the during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Interest income:
Interest on receivables	$19,185,153	$12,267,586
Earned discount on receivables and investments	7,734,145	8,944,487
Other investment income	9,053,251	7,699,902

Total interest income	35,972,549	28,911,975

Interest expense:
Insurance policy and annuity benefits	15,593,631	13,168,323
Interest, net	8,737,536	7,647,475

Total interest expense	24,331,167	20,815,798

Net interest income	$11,641,382	$8,096,177

     The following table summarizes the rate/volume change in total interest income between the three months ended December 31, 2002 and 2001 by interest sensitive asset class:

	Three months ended December 31, 2002 vs.
	Three months ended December 31, 2001

	Increase (Decrease)
	Due to

	Volume	Rate	Total Change

Interest sensitive assets:
Investments (including cash)	$3,444,724	$(2,407,974)	$1,036,750
Real estate contracts and mortgage notes receivable	9,170,623	(1,818,654)	7,351,969
Other receivables	(1,082,227)	(245,918)	(1,328,145)

	$11,533,120	$(4,472,546)	$7,060,574

     The following table presents the net average yields realized by the Consolidated Group on interest sensitive assets and liabilities during the three months ended December 31, 2002 and 2001 based on the average monthly ending asset/liability balances:

	December 31,	December 31,
	2002 Average	2001 Average

Interest sensitive assets:
Investments (including cash)	$641,179,762	$442,995,700
Yield	5.45%	6.95%
Real estate contracts and mortgage notes receivable	$662,414,981	$433,178,819
Yield	14.90%	16.00%
Other receivables	$128,842,467	$178,632,961
Yield	7.93%	8.69%
Interest sensitive liabilities:
Life insurance and annuity reserves, net of reinsurance receivable	$1,113,499,015	$876,259,394
Yield	5.60%	5.96%
Debenture bonds	$361,062,458	$316,115,879
Yield	8.95%	9.13%
Debt payable	$157,169,651	$41,997,689
Yield	4.53%	7.63%

     The increase in net interest income from 2001 to 2002 was primarily due to an increase in the commercial lending activities of the Consolidated Group. Commercial Loans, which have higher yields than the Consolidated Group’s residential portfolio, accounted for 60.1% of the outstanding principal balance of real estate contracts and mortgage notes receivable at December 31, 2002, compared to 33.3% at December 31, 2001. The increase in the commercial loan portfolio was partially offset by a reduction in the portfolio yield due to a reduction in exit fees earned on its commercial loans during the three month period ended December 31, 2002 compared to the similar period ended December 31, 2001.

     The Company has experienced a decrease in the yields on its investment portfolio as the 5-year constant maturity U.S, Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, has decreased. During the twelve-month period ended December 31, 2002 proceeds from the sale and maturities of the investment portfolio totaled $498.1 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, the Consolidated Group’s recent focus on improving the average credit rating of the investment portfolio has also contributed to the reduction in the investment yields. At December 31, 2002, approximately 71.7% of the Consolidated Group’s portfolio was rated either AAA or AA compared to 52.9% at December 31, 2001. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk.

     The reduction in the interest rate environment during the last twelve months has allowed the Consolidated Group to borrow funds on its secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

Net Non-Interest Expense

     The following table presents the components of net non-interest expense during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Non-interest income:
Insurance premiums and annuity considerations	$403,761	$471,171
Servicing income	322,110	306,081
Fees, commissions and other income	1,089,465	1,655,624

Total non-interest income	1,815,336	2,432,876

Non-interest expense:
Salaries and employee benefits	3,825,001	4,120,931
Commissions to agents	3,981,766	2,022,372
Other operating and underwriting expenses	4,587,262	4,115,605

Total non-interest expense	12,394,029	10,258,908

Net non-interest expense	$10,578,693	$7,826,032

     The reduction in fees, commissions and other income is due primarily to a reduction in rental income from properties held for investment, sale or development.

     The reduction in salaries and employee benefits was primarily due to a $0.7 million reduction to the Company’s self-insurance benefit program accrued liability to reflect current claim experience offset by a growth in salaries and employee benefits as the Company’s full time equivalent employees increased from 273 at December 31, 2001 to 296 at December 31, 2002.

     The increase in other operating and underwriting expenses was primarily due to a $0.3 million increase in recruiting and training expenses and a $0.3 million increase in guaranty fund assessments as a result of a $0.2 million refund received during the three month period ended December 31, 2001.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

     Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to acquire or renew life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense reported by the Consolidated Group for the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Current period costs capitalized	$(3,820,950)	$(1,879,840)
Amortization of previously capitalized expenses	2,700,000	2,600,000

Net amortization (capitalization) of deferred policy acquisition costs	$(1,120,950)	$720,160

     The increase in current period costs capitalized is due primarily to a $2.1 increase in commissions paid on annuity business, net of ceding. Annuity business production during the three-month period ended December 31, 2002 was approximately $87.5 million compared to approximately $40.0 million during the similar period ended December 31, 2001.

Net Gains (Losses) on Investments and Receivables

     The following table presents the components of net gains (losses) on investments and receivables during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Other than temporary declines in value:
Residual and other interest only certificates	$(1,760,352)	$—
Equity securities	(122,289)	(10,476)
Other securities	(1,333,765)	(20,296)
Realized gains (losses):
Securities investments	109,762	1,117,909
Receivables	(14,635)	347,975
Trading securities	—	116,040

Net gains (losses) on investments and receivables	$(3,121,279)	$1,551,152

     Residual and other interest only certificates

     The Consolidated Group holds residual and other interest only securities generated from its own securitization activities. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When determining expected future cash flows, management considers interest rates, estimated prepayment rates, collateral value, historical default rates and estimated loss severity. During the three month period ended December 31, 2002, the Consolidated Group determined that certain residual and other interest only certificates had other than temporary declines in value. Accordingly, the carrying values of the investments were decreased by approximately $1.8 million, representing the amount impaired. The reduction in value was due primarily to higher than expected loss severity and default rates.

     The following assumptions were used at December 31, 2002 to value the Consolidated Group’s investments in the residual and interest only securities retained from its own securitization transactions.

Prepayment speed assumptions(1)	19% - 29%
Expected loss rates(2)	2.4% - 4.4%

(1)	Prepayment speed assumptions are for the next three months. Thereafter, the speeds decline in six-month intervals until reaching 10% during fiscal 2004.

(2)	As a percent of original pool balance.

     The Consolidated Group will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of securities generated from its securitization activities.

     Other securities

     During the three month period ended December 31, 2002, the Consolidated Group reported approximately $1.3 million in other than temporary impairments on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities in addition to credit deterioration in some higher yielding corporate bond investments.

Unrealized Losses on Investments

     Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes, as a component of stockholders’ equity. The Consolidated Group continually monitors its investment portfolio for other than temporary impairments of its securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, the Consolidated Group considers (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, the Consolidated Group also considers the credit rating and determines the amount of credit support available for the security. At December 31, 2002, the Consolidated Group’s investment portfolio had approximately $2.5 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed as temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

     The following table stratifies the unrealized losses as of December 31, 2002 by investment category:

	Carrying Value	Unrealized Losses

Government-backed bonds	$9,226,648	$(15,413)
Corporate bonds	26,621,865	(26,498)
Mortgage- and asset-backed securities	128,092,396	(1,712,827)

Total fixed income maturities	163,940,909	(1,754,738)

Common stocks	14,561	(2,851)
Preferred stocks	5,923,774	(81,719)
Venture Capital/Limited Partnerships	8,782,357	(612,896)

Totals	$178,661,601	$(2,452,204)

     The following table stratifies the unrealized losses as of December 31, 2002 by market sector:

	Carrying Value	Unrealized Losses

Agency	$9,226,648	$(15,413)
Municipals	—	—

Government-backed bonds	9,226,648	(15,413)

Corporate bonds	26,621,865	(26,498)

Collateralized mortgage obligation	92,967,586	(475,822)
Other asset-backed	15,393,448	(1,074,096)
Mortgage-backed security	272,041	(682)
Home equity	13,735,766	(1)
Manufactured housing	5,723,555	(162,226)

Mortgage- and asset-backed securities	128,092,396	(1,712,827)

Common stocks	14,561	(2,851)
Preferred stocks	5,923,774	(81,719)
Venture Capital/Limited Partnerships	8,782,357	(612,896)

Totals	$178,661,601	$(2,452,204)

     The following table stratifies the unrealized losses as of December 31, 2002 by credit rating:

	Carrying Value	Unrealized Losses

AAA	$115,125,369	$(611,200)
AA	11,175,060	(430,455)
A	6,979,331	(477,498)
BBB	34,321,423	(99,318)
Other	2,263,500	(217,986)
Common stocks	14,561	(2,851)
Venture Capital/Limited Partnerships	8,782,357	(612,896)

Totals	$178,661,601	$(2,452,204)

     Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates which may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in the Consolidated Group’s investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. At December 31, 2002, approximately $0.9 million in unrealized losses in the Consolidated Group’s investment grade assets were due to investments in airline-related asset-backed securities. In determining whether these losses were temporary or other than temporary, the Consolidated Group considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery.

     The following table stratifies the unrealized losses as of December 31, 2002 by trading class:

	Carrying Value	Unrealized Losses

Traded	$178,661,601	$(2,452,204)
Non-Traded	—	—

Totals	$178,661,601	$(2,452,204)

     The following table stratifies the unrealized losses as of December 31, 2002 by length of time the securities have continuously been in an unrealized loss position:

	Carrying Value	Unrealized Losses

Fixed Income Securities:
Investment Grade
0-6 months	$150,948,369	$(899,840)
7-12 months	—	—
13-18 months	12,992,540	(854,898)
Preferred Stocks:
0-6 months	4,255,604	(37,439)
7-12 months	1,668,170	(44,280)
Common Stocks:
0-6 months	14,561	(2,851)
Venture Capital/Limited Partnerships 0-6 months	8,782,357	(612,896)

Total	$178,661,601	$(2,452,204)

     The maturities of fixed income investments that are in an unrealized loss position at December 31, 2002 are as follows:

	Carrying Value	Unrealized Losses

Due in one year through five years	$26,621,865	$(26,498)
Due after five years through ten years	—	—
Due thereafter	9,226,648	(15,413)

Total non-mortgage- and asset-backed securities	35,848,513	(41,911)
Mortgage- and asset-backed securities	128,092,395	(1,712,827)

Total fixed income securities	$163,940,908	$(1,754,738)

     The Consolidated Group is authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short” (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. At December 31, 2002, the Consolidated Group had no outstanding hedge transactions or open short sales positions.

Asset Quality

Servicing, Collection and Delinquency Experience

     The principal amount of the Consolidated Group’s Commercial Loans (as a percentage of total outstanding Commercial Loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans	Percentage
	Loans	in arrears	in arrears

December 31, 2002	$425,358,442	$46,116,682	10.84%
September 30, 2002	$353,794,571	$26,349,403	7.45%
December 31, 2001	$150,983,472	$13,492,260	8.94%
September 30, 2001	$128,259,529	$5,742,560	4.48%

     In addition to the amounts included in the table above at December 31, 2002, there were approximately $0.3 million in additional delinquent loans that the Consolidated Group had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of December 31, 2002, these loans accounted for less than 0.1% of the total outstanding Commercial Loans, but were not included in the table above because they were less than 90 days delinquent.

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

     The principal amount of the Consolidated Group’s residential and other real estate Receivables (as a percentage of total residential and other real estate Receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables	Percentage
	Estate Receivables	in arrears	in arrears

December 31, 2002	$275,502,013	$25,747,048	9.35%
September 30, 2002	$279,362,588	$26,105,228	9.34%
December 31, 2001	$302,825,346	$34,248,289	11.31%
September 30, 2001	$317,266,267	$28,396,155	8.95%

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

     The carrying amount of the Consolidated Group’s other receivables not collateralized by real estate (as a percentage of total other receivables) that were in arrears for more than 90 days as of the following dates were as follows:

	Total Other	Other Receivables	Percentage
	Receivables	in arrears	in arrears

December 31, 2002	$129,746,133	$5,842,208	4.50%
September 30, 2002	$128,241,355	$6,270,822	4.89%
December 31, 2001	$180,251,689	$10,371,904	5.75%
September 30, 2001	$176,104,766	$6,834,560	3.88%

Provision and Allowance for Losses on Receivables

     Changes in the allowance for losses on Receivables were as follows:

	December 31,

	2002	2001

Beginning balance	$11,339,002	$13,509,977
Provisions	2,190,000	1,203,217
Charge offs:
Commercial Loans	—	—
Residential and other real estate loans	(1,003,650)	(736,912)
Other receivables	—	—

Ending balance	$12,525,352	$13,976,282

Charge offs as a percent of average Receivables	0.13%	0.12%
Allowance as a percentage of total Receivables	1.51%	2.20%

     An analysis of the allowance for loss on Receivables was as follows:

		Allocated
		Allowance
	Allocated	as a % of	Loan Category
	Allowance for	Receivable	as a % of
	Receivable Losses	Category	Total Receivables

December 31, 2002
Commercial Loans	$4,566,384	1.07%	51.21%
Residential and other real estate loans	5,312,057	1.93%	33.17%
Leases	600,730	16.35%	0.44%
Other receivables	504,288	0.40%	15.18%
Unallocated	1,541,893	0.22%	0.00%

	$12,525,352	1.51%	100.00%

December 31, 2001
Commercial Loans	$3,037,692	2.01%	23.81%
Residential and other real estate loans	7,570,634	2.50%	47.76%
Leases	600,730	14.76%	0.64%
Other receivables	1,768,848	1.00%	27.79%
Unallocated	998,379	0.22%	0.00%

	$13,976,283	2.20%	100.00%

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

     Commercial Loans are individually monitored for impairment. When a loan has been identified as impaired, the Consolidated Group determines the allowance for loss based on the estimated fair value, less estimated liquidation expenses, of the collateral compared to the carrying value of the receivable, including accrued interest. The estimated fair value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, management considers several factors. Some of those factors include the type of property, changes in regional economic factors, the underlying appraisal assumptions, and any recent communication with local real estate brokers. If the estimated fair market value of the collateral is less than the carrying value, including accrued interest, an allowance for loss is recorded. The increase in the allocated allowance for losses on Commercial Loans at December 31, 2002 was due to an increase in the Consolidated Group’s commercial lending activities. Fluctuations in the provision for losses and/or percentage of allowance to outstanding principal result from using the specific impairment methodology.

     The Consolidated Group establishes an allowance for loss on residential and other real estate Receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and recent foreclosure and loss experience. The residential and other real estate receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. The reduction in the allocated allowance for losses on residential and other real estate loans at December 31, 2002 compared to December 31, 2001 was primarily due to the overall seasoning of the loan portfolio. As the Consolidated Group has recently focused on Commercial Loan originations, the remaining real estate receivable portfolio has been decreasing in size due to payoffs and maturities. The remaining portfolio, which is comprised of production from previous years, contains different loss potential characteristics depending upon the year the loans were produced (production pool years). Not all production pool years will experience the same rate of loss over their respective remaining lives. Pools that have seasoned beyond the four-year mark generally experience lower future losses than pools that are less seasoned.

     The reduction in allocated allowance for losses on other receivables at December 31, 2002 compared to December 31, 2001 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

     In estimating the amount of credit losses inherent in the Receivable portfolios, management utilizes various judgments and assumptions. For Receivables that are collateral-dependent, the estimated fair market value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allowance has an unallocated component. The unallocated component reflects management’s judgmental assessment of the impact that various quantitative factors have on the overall measurement of credit losses.

Allowance for Losses on Real Estate Held for Sale

     The following table summarizes changes in the Consolidated Group’s allowance for losses on real estate held for sale:

	December 31,

	2002	2001

Beginning balance	$1,998,448	$3,661,247
Provisions (recoveries)	1,302,324	(240,386)
Charge-offs	(692,583)	(748,488)

Ending balance	$2,608,189	$2,672,373

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

     The state of Washington’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually as of a calendar year-end. At the last annual review at its statutory reporting period ended December 31, 2002, Western Life’s capital and surplus levels exceeded the calculated specified requirements.

     Recently, Western Life has maintained adequate levels of capital through capital contributions from Metropolitan. During the three-month period ended December 31, 2002, Metropolitan contributed $41.4 million of capital to Western Life. Additionally, Western Holding, the parent company of Western Life, had registered for sale up to $50.0 million of Series A preferred stock at December 31, 2002. Effective January 2, 2003, the preferred stock sale was completed and Western Holding issued 437,604 shares of preferred stock and received proceeds of approximately $10.9 million. Western Life’s ability to generate capital is dependent on Metropolitan’s ability to maintain adequate levels of liquidity permitting it to make further capital investments in Western Life and Western Holding’s ability to sell preferred stock, allowing Western Holding to make capital contributions to Western Life. To the extent that Metropolitan or Western Holding do not generate sufficient liquidity permitting them to make further capital investments in Western Life, Western Life’s ability to generate capital could be adversely affected, which in turn could negatively affect its ability to increase its investments in higher risk-adjusted assets such as commercial loans, real estate and equity investments.

     Western Life has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At December 31, 2002, Western Life had a stock investment in the FHLB of approximately $7.5 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At December 31, 2002, Western Life had $333.6 million in eligible collateral with a market value of $337.1 million and a borrowing capacity of $239.3 million, subject to the purchase of additional stock. Approximately $206.4 million in securities having a market value of $208.5 million were pledged to collateralize the outstanding borrowings to the FHLB at December 31, 2002. At December 31, 2002, Western Life had approximately $148.0 million in outstanding borrowings to the FHLB leaving an unused borrowing capacity of approximately $91.3 million, subject to the purchase of additional stock. During the three months ended December 31, 2002, Western Life’s outstanding borrowings on the secured line of credit increased $45.0 million. This increase accounted for approximately 38% of the Consolidated Group’s net cash provided by financing activities. In order to increase the unused borrowing capacity, Western Life would be required to purchase approximately $2.2 million in additional FHLB stock.

     During the three months ended December 31, 2002, the Consolidated Group transferred $262.5 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Consolidated Group has the intent and ability to hold these securities until maturity.

     Western Life has a reinsurance agreement with Old Standard, which became effective July 1, 1998. Under this agreement, Western Life can reinsure with Old Standard 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. During the three months ended December 31, 2002, no additional annuity premiums were ceded to Old Standard under this agreement.

     Metropolitan engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS, an affiliated company. At December 31, 2002, Metropolitan had registered for sale up to $150.0 million of Series III and Series III-A Debenture Bonds. This debenture bond registration expires April 30, 2003. Additionally, Metropolitan had registered for sale up to 6,000,000 shares of Series E-7 preferred stock that carry a $25 issue price for a total preferred stock offering price of $150.0 million. This preferred stock registration expires July 31, 2003.

     Another source of liquidity is derived from payments received on receivables and the sale of real estate. A decrease in the prepayment rate on receivables or in the ability to sell real estate would reduce future cash flows from receivables. Additionally, to increase liquidity, the Consolidated Group may occasionally sell securities to a broker-dealer under the provision that the Consolidated Group will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. At December 31, 2002, the Consolidated Group had no outstanding reverse repurchase agreements.

     The Consolidated Group’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the state of Washington that limit Western Life’s investments in real estate related assets to 65% of its statutory assets. Western Life is restricted from selling non-real estate related assets if, after the sale, Western Life’s real estate assets would exceed 65% of its statutory assets. However, occasionally Western Life may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Western Life can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At December 31, 2002, Western Life had approximately 46.1% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

     For statutory purposes, Western Life performs cash flow testing under seven different rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where Western Life is licensed as an insurance company. At December 31, 2002, the results of this cash flow testing process were satisfactory.

     The Consolidated Group had approximately $75.7 million of outstanding commitments to extend credit to commercial borrowers at December 31, 2002.

     During the three months ended December 31, 2002, $394.3 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $346.1 million primarily in Receivables and investments and (2) fund $84.5 million in debt maturities, annuity product withdrawals and surrenders, and the payment of dividends.

     During the three month period ended December 31, 2001, $210.8 million in funds provided by the Company’s various liquidity sources were used to (1) invest $181.9 million primarily in Receivables and investments and (2) fund $45.5 million in debt maturities, annuity product withdrawals and surrenders, and the payment of dividends.

New Accounting Rules

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Implementation of this new standard on October 1, 2002 did not have a material impact on the Consolidated Group’s financial statements.

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

     The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

ITEM 4.	CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II-OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 14th day of February 2003 on its behalf by the undersigned, thereunto duly authorized.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr. Chief Executive Officer, President and Chairman of the Board

/s/Robert A. Ness

Robert A. Ness Controller (Principal Financial Officer)

CERTIFICATIONS

I, C. Paul Sandifur, Jr., Chief Executive Officer of Metropolitan Mortgage & Securities Co., Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Metropolitan Mortgage & Securities Co., Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ C. Paul Sandifur, Jr. C. Paul Sandifur, Jr. Chief Executive Officer

I, Robert A. Ness, Controller (Principal Financial Officer) of Metropolitan Mortgage & Securities Co., Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Metropolitan Mortgage & Securities Co., Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Robert A. Ness Robert A. Ness Controller (Principal Financial Officer)