Form 10-Q
period 2003-03-31
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2003-05-16
CIK 65384

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer     Yes ☐          No ☑

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐   No ☐          N/A

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Common “A”: 97 shares at April 30, 2003.

      Common “B”: 0 shares at April 30, 2003.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$23,438,381	$68,317,397
Investments:
Available-for-sale securities, at fair value	345,042,714	495,060,513
Held-to maturity securities, at amortized cost	275,062,858	40,228,608
Accrued interest on investments	3,230,307	3,195,679

Total investments	623,335,879	538,484,800

Receivables:
Real estate contracts and mortgage notes and other receivables, net of discounts and origination fees, including $18,946,825 and $13,246,825 due from affiliates	931,218,807	762,424,455
Less allowance for losses on receivables	(18,852,734)	(11,339,002)

Net receivables	912,366,073	751,085,453

Other assets:
Real estate held for sale and development at the lower of cost or market, net of allowances of $2,680,097 and $1,998,448	112,146,783	106,979,005
Reinsurance receivable	147,661,562	148,392,448
Deferred costs, net	82,013,623	80,412,809
Land, buildings and equipment, net	26,866,366	27,365,485
Deferred income tax benefit	14,690,870	7,625,033
Current income taxes receivable	11,584,043	14,240,000
Due from affiliates	2,528,604	8,672,929
Other assets, net	29,562,117	35,543,441

Total other assets	427,053,968	429,231,150

Total assets	$1,986,194,301	$1,787,118,800

LIABILITIES
Life insurance and annuity reserves	$1,335,594,297	$1,225,660,253
Debenture bonds and accrued interest	385,431,501	355,465,932
Debt payable, including $11,285,742 and $3,197,355 due to affiliates	172,095,506	123,138,257
Accounts payable and accrued expenses	9,977,829	9,574,039
Minority interest in subsidiaries	9,317,878	—

Total liabilities	1,912,417,011	1,713,838,481

Stockholders’ equity:
Preferred stock, Series A, B, C, D, E, G and H cumulative with variable rate, $10 par value, 13,325,000 shares authorized, 1,127,073 shares and 1,167,096 shares issued and outstanding (liquidation preference $29,515,499 and $31,458,375)	11,270,733	11,670,954
Preferred stock, Series E-7 cumulative with variable rate, $2.50 par value, 10,000,000 shares authorized, 2,784,851 shares and 1,959,943 shares issued and outstanding (liquidation preference $69,621,283 and $48,998,581)	6,962,128	4,899,857
Common stock, Class A, $2,250 par, 97 shares issued and outstanding	218,250	218,250
Common stock, Class B, $2,250 par, no shares issued and outstanding	—	—
Additional paid-in capital	63,665,704	49,836,670
Accumulated other comprehensive income	3,867,656	3,291,285
Retained earnings (deficit)	(12,207,181)	3,363,303

Total stockholders’ equity	73,777,290	73,280,319

Total liabilities and stockholders’ equity	$1,986,194,301	$1,787,118,800

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

	(Unaudited)
Revenues:
Insurance premiums and annuity considerations	$360,822	$462,008	$764,583	$933,179
Interest on receivables	23,624,527	12,135,399	42,809,680	24,402,985
Earned discount on receivables and investments	7,209,698	8,186,275	14,943,843	17,130,762
Other investment income, including $518,495, $256,170, $835,094 and $512,341 from affiliates	8,696,662	7,649,054	17,749,913	15,348,956
Real estate sales	4,994,962	3,575,708	10,033,078	5,915,122
Fees, commissions, service and other income, including $220,256, $236,298, $550,698 and $456,796 from affiliates	1,922,874	1,721,211	3,334,449	3,463,422
Net losses on investments	(12,300,358)	(9,737,630)	(15,407,002)	(8,534,453)
Net gains on sales of receivables, including gains of $0, $0, $0 and $839,856 from affiliates	14,635	828,127	—	1,176,102

Total revenues	34,523,822	24,820,152	74,228,544	59,836,075

Expenses:
Insurance policy and annuity benefits, including $2,616,031, $395,242, $4,868,869 and $3,528,792 net from affiliates	15,669,103	12,457,949	31,262,734	25,626,272
Interest, net, including $296,501, $99,767, $384,370 and $215,359 from affiliates	9,217,138	7,482,723	17,954,674	15,130,198
Cost of real estate sold	4,520,591	3,531,177	9,186,258	5,831,088
Provision for losses	8,176,038	917,039	11,668,362	1,879,870
Salaries and employee benefits	4,546,753	3,823,927	8,371,754	7,944,858
Commissions to agents, net of $1,864, $373,346, $13,525 and $382,985 ceded to affiliates	3,276,225	1,648,370	7,257,991	3,670,742
Other operating and underwriting expenses, net of capitalization of contracts acquisition costs (includes $1,591,319, $1,285,528, $3,309,280 and $2,948,178 from affiliates)	5,936,072	3,691,759	10,523,334	7,587,870
Amortization of deferred policy acquisition costs, net of costs capitalized	(9,122)	1,582,393	(1,130,072)	2,302,553

Total expenses	51,332,798	35,135,337	95,095,035	69,973,451

Loss before income taxes and minority interest	(16,808,976)	(10,315,185)	(20,866,491)	(10,137,376)
Income tax benefit	5,953,656	3,578,908	7,373,380	3,547,448

Loss before minority interest	(10,855,320)	(6,736,277)	(13,493,111)	(6,589,928)
(Income) loss of consolidated subsidiaries allocated to minority stockholders	(274,913)	31,111	(274,913)	(57,671)

Net loss	(11,130,233)	(6,705,166)	(13,768,024)	(6,647,599)
Preferred stock dividends, including $52,084, $50,319, $103,242 and $101,477 to affiliates	(1,982,842)	(1,050,364)	(3,726,857)	(1,986,710)

Loss applicable to common stockholders	$(13,113,075)	$(7,755,530)	$(17,494,881)	$(8,634,309)

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

	(Unaudited)
Net loss	$(11,130,233)	$(6,705,166)	$(13,768,024)	$(6,647,599)
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period(1)	(6,893,942)	1,264,519	(9,418,757)	(2,871,540)
Less reclassification adjustment for losses included in net income(2)	7,995,233	3,827,594	9,995,128	3,120,954

Net other comprehensive gains	1,101,291	5,092,113	576,371	249,414

Comprehensive loss	$(10,028,942)	$(1,613,053)	$(13,191,653)	$(6,398,185)

(1)	Net of related tax of ($3,712,122) and $672,113 during the three months ended March 31, 2003 and 2002 and ($5,074,449) and ($1,546,059) during the six months ended March 31, 2003 and 2002, respectively.

(2)	Net of related tax of $4,305,125 and $2,061,011 during the three months ended March 31, 2003 and 2002 and $5,381,992 and $1,680,513 during the six months ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other	Retained
	Preferred	Common	Paid-in	Comprehensive	Earnings
	Stock	Stock	Capital	Income	(Deficit)	Total

	(Unaudited)
Balance, October 1, 2002	$16,570,811	$218,250	$49,836,670	$3,291,285	$3,363,303	$73,280,319
Net loss					(13,768,024)	(13,768,024)
Net unrealized gains on available-for-sale securities, net of income tax provision of $307,543				576,371		576,371
Cash dividends, common ($1,305 per share)			(68,184)		(58,445)	(126,629)
Cash dividends, preferred (variable rate)			(1,982,842)		(1,744,015)	(3,726,857)
Redemption and retirement variable rate of preferred stock (55,703 shares)	(442,082)		(1,917,555)			(2,359,637)
Sale of variable rate preferred stock, net (840,589 shares)	2,104,132		17,797,615			19,901,747

Balance, March 31, 2003	$18,232,861	$218,250	$63,665,704	$3,867,656	$(12,207,181)	$73,777,290

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,

	2003	2002

	(Unaudited)
Cash flow from operating activities:
Net loss	$(13,768,024)	$(6,647,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Proceeds from sales of trading securities	—	13,590,118
Proceeds from maturities of trading securities	—	1,020,171
Acquisition of trading securities	—	(4,669,460)
Earned discount on receivables and investments	(14,943,843)	(17,130,762)
Losses on investments and receivables, net, including $0 and $839,856 from affiliates	15,407,002	7,358,351
Gains on sales of real estate	(846,820)	(84,034)
Provision for losses	11,668,362	1,879,870
Depreciation and amortization	2,244,170	2,478,106
Minority interests	274,913	57,671
Deferred income tax benefit	(2,862,181)	134,454
Changes in assets and liabilities:
Deferred cost, net	(1,600,814)	1,725,292
Life insurance and annuity reserves	26,238,894	25,249,790
Compound and accrued interest on debenture bonds and debt payable	4,321,010	2,627,222
Accrued interest on receivables and investments	(8,136,839)	(5,952,112)
Other assets	9,349,670	1,349,849
Accounts payable and accrued expenses	5,093,837	(5,063,967)

Net cash provided by operating activities	32,439,337	17,922,960

Cash flow from investing activities:
Proceeds from maturities of available-for-sale securities	29,926,829	33,577,077
Proceeds from sales of available-for-sale securities	177,923,899	83,012,301
Purchases of available-for-sale securities, including $0 and $2,325,945 from affiliates	(342,402,551)	(213,055,238)
Proceeds from maturities of held-to-maturity securities	28,414,698	—
Principal payments received on real estate contracts and mortgage notes and other receivable investments, including $1,000,000 and $653,975 from affiliates	91,504,234	68,519,607
Proceeds from sales of real estate contracts and mortgage notes and other receivable investments, including $1,023,333 and $16,038,118 from affiliates	1,081,866	24,127,272
Purchases and originations of real estate contracts and mortgage notes and other receivable investments, including $10,497,431 and $911,596 from affiliates	(244,799,233)	(137,145,619)
Proceeds from sales of real estate	10,033,078	5,915,122
Purchases of and costs associated with real estate held for sale and development, including $247,042 and $0 from affiliates	(9,825,349)	(4,168,130)
Capital expenditures	(731,886)	(275,983)

Net cash used in investing activities	(258,874,415)	(139,493,591)

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended March 31,

	2003	2002

	(Unaudited)
Cash flow from financing activities:
Receipts from life and annuity products	148,432,054	75,461,674
Withdrawals of life and annuity products	(69,256,308)	(56,503,287)
Ceding of life and annuity products to affiliated reinsurers	—	(6,097,779)
Ceding of life and annuity products from affiliated reinsurers	5,046,919	9,626,571
Proceeds from issuance of debenture bonds	59,275,071	55,768,204
Repayments of debenture bonds	(33,442,404)	(24,044,690)
Increase in debt payable, including $8,088,387 and $(713,927) from affiliates	83,300,000	19,286,073
Repayments of debt payable	(34,530,859)	(401,590)
Issuance of preferred stock	19,901,747	8,652,855
Redemption and retirement of preferred stock	(2,359,637)	(3,042,951)
Minority interest purchase of subsidiary, net of dividends paid	9,042,965	—
Repurchase of minority interest	—	(2,325,945)
Cash dividends, including $103,242 and $101,477 to affiliates	(3,853,486)	(2,103,599)

Net cash provided by financing activities	181,556,062	74,275,536

Net change in cash and cash equivalents	(44,879,016)	(47,295,095)
Cash and cash equivalents:
Beginning of period	68,317,397	68,019,397

End of period	$23,438,381	$20,724,302

Non cash investing and financing activities of Company:
Real estate held for sale and development acquired through foreclosure	$6,382,780	$21,812,232
Transfers between annuity products	14,806,169	18,397,682
Transfer of investments from available-for-sale portfolio to held-to-maturity portfolio(1)	262,518,789	—
Transfer of investments from trading portfolio to available-for-sale portfolio	—	38,607,522

(1)	During the six months ended March 31, 2003, the Company transferred $262.5 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Company has the intent and ability to hold these securities until maturity.

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries (the “Company” or “Consolidated Group”) as of March 31, 2003, the results of operations for the three months and six months ended March 31, 2003 and 2002 and the cash flows for the six months ended March 31, 2003 and 2002. The results of operations for the three months and six months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2002 Form 10-K.

      Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

2.	Segment Reporting

      The Company principally operates in three industry segments which encompass: (1) insurance and annuity operations (“Insurance”), including investing in Receivables with funds generated from the issuance of annuity products and parent company capital contributions; (2) property development activities and (3) investing activities (consisting primarily of the assets and operations of Metropolitan Mortgage & Securities Co., Inc., the parent company) using funds generated from the issuance of investment certificates and preferred stock that have not been used as capital contributions to the insurance segment. Historically, a portion of the proceeds generated from the sale of debt and equity securities have been contributed by the parent to its insurance subsidiary to provide capital. Therefore, the identifiable assets of the investing segment, which excludes investments in subsidiaries, are less than the total outstanding investment certificates and preferred stock of the parent. Interest costs associated with the investing segment activities are not allocated to the annuity operations. All transactions between segments are eliminated. The Company allocates certain overhead and operating expenses amongst its segments.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about the Company’s separate business segments and in total as of and for the six-month and three-month periods ended March 31, 2003 and 2002 is as follows (see MD&A for discussion of significant items):

	As of and for the Six Month Period Ended March 31, 2003

		Property		Intersegment
	Insurance	Development	Investing	Eliminations	Total

Revenues	$73,646,607	$4,504,923	$(738,040)	$(3,184,946)	$74,228,544
Income (loss) from operations	6,990,178	1,086,825	(28,943,494)	—	(20,866,491)
Identifiable assets, net	1,679,119,087	89,302,544	221,566,957	(3,794,287)	1,986,194,301
Depreciation and amortization	258,495	320,646	1,665,029	—	2,244,170
Capital expenditures	200,960	—	530,926	—	731,886

	As of and for the Three Month Period Ended March 31, 2003

		Property		Intersegment
	Insurance	Development	Investing	Eliminations	Total

Revenues	$47,666,243	$2,108,895	$(13,408,870)	$(1,842,446)	$34,523,822
Income (loss) from operations	1,829,294	698,588	(19,336,858)	—	(16,808,976)
Identifiable assets, net	1,679,119,087	89,302,544	221,566,957	(3,794,287)	1,986,194,301
Depreciation and amortization	173,244	138,781	802,464	—	1,114,489
Capital expenditures	166,423	—	(68,479)	—	97,944

	As of and for the Six Month Period Ended March 31, 2002

		Property		Intersegment
	Insurance	Development	Investing	Eliminations	Total

Revenues	$56,869,486	$767,506	$3,852,372	$(1,653,289)	$59,836,075
Income (loss) from operations	12,781,167	64,335	(22,982,878)	—	(10,137,376)
Identifiable assets, net	1,212,394,474	73,007,251	177,108,901	2,673,923	1,465,184,549
Depreciation and amortization	164,969	500,199	1,812,938	—	2,478,106
Capital expenditures	33,835	—	242,148	—	275,983

	As of and for the Three Month Period Ended March 31, 2002

		Property		Intersegment
	Insurance	Development	Investing	Eliminations	Total

Revenues	$28,352,413	$265,982	$(2,897,844)	$(900,399)	$24,820,152
Income (loss) from operations	6,200,485	(271,210)	(16,244,460)	—	(10,315,185)
Identifiable assets, net	1,212,394,474	73,007,251	177,108,901	2,673,923	1,465,184,549
Depreciation and amortization	83,714	223,099	918,229	—	1,225,042
Capital expenditures	11,494	—	128,507	—	140,001

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Minority Interest

      Western United Holding Company, a subsidiary of the Company, registered for sale up to $50.0 million of Series A preferred stock at December 31, 2002. Effective January 2, 2003, the initial escrow period ended and Western United Holding Company completed the initial sale of its preferred stock to the public. Subsequently, Western United Holding Company commenced its continuous best efforts offering of the preferred stock. As of March 31, 2003, 446,571 shares of Western United Holding Company’s preferred stock were outstanding, which resulted in net proceeds to the Company of $9.3 million. This preferred stock offering expires July 31, 2003.

4.	Income Taxes

      The Consolidated Group has received a Notice of Proposed Adjustment from the Internal Revenue Service stating that a $28.0 million tax benefit the Consolidated Group recorded in prior years for a transaction entered into during fiscal 1999 would be wholly disallowed by the IRS. However, the Consolidated Group intends to vigorously defend its tax treatment of the transaction and the Consolidated Group’s management believes that its tax treatment was, and continues to be, supportable and appropriate.

      In the event of an unfavorable resolution relative to the 1999 transaction, the earnings of the Consolidated Group would be adversely affected by the amount disallowed, including interest if applicable. If wholly disallowed, the potential earnings effect would be $28.0 million plus applicable interest. At March 31, 2003, the Consolidated Group cannot reasonably estimate a loss, if any, associated with this transaction.

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

General

      Metropolitan was established in 1953. Through growth and acquisitions it has developed into a diversified financial institution with assets exceeding $1.9 billion. Its principal subsidiaries are Western United Life Assurance Company (“Western Life”), an annuity and life insurance company, Metwest Mortgage Services, Inc. (“Metwest”), a receivable servicer and loan originator and Western United Holding Company (“Western Holding”), a holding company with only one wholly owned operating subsidiary, Western Life. The Company provides services to certain affiliated entities (the “Affiliated Companies”) for a fee and engages in various business transactions with these entities. The Affiliated Companies are National Summit Corp. and its principal subsidiaries, which include Summit Securities, Inc. (“Summit”), Old Standard Life Insurance Company (“Old Standard”), Old West Life Insurance & Annuity Company (“Old West”), Summit Property Development and Metropolitan Investment Securities, Inc. (“MIS”). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Consolidated Group and the Affiliated Companies by C. Paul Sandifur, Jr.

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

The Consolidated Group holds debt securities generated from its own securitization transactions. For these securities, estimated fair value is derived from expected discounted future cash flows. When estimating expected future cash flows, the Consolidated Group considers interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity experienced by the securities. To the extent that actual experience is less favorable than the assumptions, an impairment in the debt securities could result. The Consolidated Group periodically assesses the assumptions used in valuing the cash flows and the related carrying value of these securities.

The following assumptions were used at March 31, 2003 to value the Consolidated Group’s investments in the residual and interest only securities retained from its own securitization transactions.

Prepayment speed assumptions(1)	21%-33%
Expected loss rates(2)	2.7%-6.9%
Residual cash flow discount rates	10%

(1)	Prepayment speed assumptions are for the next six months. Thereafter, the speeds decline in six-month intervals until reaching 10% during fiscal 2006.

(2)	As a percent of original pool balance.

Held-to-Maturity Securities. Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

Allowances for Losses

      The Company maintains various allowances for losses. The significant accounting policies related to the allowances are as follows:

Allowance for Losses on Receivables. Commercial Loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, the Company determines the allowance for loss based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

When determining the estimated value of collateral, the Company has historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, the Company considers the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, the Company may also perform additional on-site collateral visits to update its historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for loss is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

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

Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Consolidated Group reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair market value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of the estimated net realizable value or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair market value at the time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair market value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, the Consolidated Group may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser establishes an indication of value.

Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the estimated net realizable value from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

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

Results of Operations

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

      The following table presents the components of the results of operations during the six months ended March 31, 2003 and 2002:

	Six Months Ended March 31,

	2003	2002

Net interest income	$26,286,028	$16,126,233
Provision for losses on Receivables	(10,173,022)	(1,684,221)

Net interest spread	16,113,006	14,442,012
Net non-interest expense	(22,054,047)	(14,806,869)
Capitalized deferred policy acquisition costs, net of amortization	1,130,072	(2,302,553)

Income (loss) before gains (losses) on assets	(4,810,969)	(2,667,410)
Net losses on investments and receivables	(15,407,002)	(7,358,351)
Provision for losses on real estate held for sale	(1,495,340)	(195,649)
Gains on sales of real estate	846,820	84,034

Loss before income taxes and minority interest	(20,866,491)	(10,137,376)
Income tax benefit	7,373,380	3,547,448

Loss before minority interest	(13,493,111)	(6,589,928)
Income of consolidated subsidiaries allocated to minority stockholders	(274,913)	(57,671)

Net loss	(13,768,024)	(6,647,599)
Preferred stock dividends	(3,726,857)	(1,986,710)

Loss applicable to common stockholders	$(17,494,881)	$(8,634,309)

Net Interest Income

      The following table presents the components of net interest income during the during the six months ended March 31, 2003 and 2002:

	Six Months Ended March 31,

	2003	2002

Interest income:
Interest on receivables	$42,809,680	$24,402,985
Earned discount on receivables and investments	14,943,843	17,130,762
Other investment income	17,749,913	15,348,956

Total interest income	75,503,436	56,882,703

Interest expense:
Insurance policy and annuity benefits	31,262,734	25,626,272
Interest, net	17,954,674	15,130,198

Total interest expense	49,217,408	40,756,470

Net interest income	$26,286,028	$16,126,233

      The following table summarizes the rate/volume change in total interest income between the six months ended March 31, 2003 and 2002 by interest sensitive asset class:

	Six Months Ended March 31, 2003 vs.
	Six Months Ended March 31, 2002

	Increase (Decrease) Due to

	Volume	Rate	Total Change

Interest sensitive assets:
Investments (including cash)	$6,663,449	$(5,823,657)	$839,792
Real estate contracts and mortgage notes receivable	20,107,272	(825,288)	19,281,984
Other receivables	(2,094,288)	593,245	(1,501,043)

	$24,676,433	$(6,055,700)	$18,620,733

      The increase in net interest income for the six-month period ended March 31, 2003 as compared to the six-month period ended March 31, 2002 was primarily due to an increase in the commercial lending activities of the Consolidated Group. Commercial Loans, which have higher yields than the Consolidated Group’s residential portfolio, accounted for 64.0% of the outstanding principal balance of real estate contracts and mortgage notes receivable at March 31, 2003, compared to 34.9% at March 31, 2002.

      Increases in the Company’s net interest income as a result of the commercial lending activities have been partially offset by a decrease in the yields earned on its investment portfolio as the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, has decreased. During the twelve-month period ended March 31, 2003, proceeds from the sales and maturities of the investment portfolio totaled $544.0 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, the Company’s recent focus on improving the average credit rating of its investment portfolio has also contributed to the reduction in the investment yields. At March 31, 2003, approximately 85.2% of the Consolidated Group’s portfolio was rated either AAA or AA compared to 54.8% at March 31, 2002. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk.

      The following table presents the net average yields realized by the Consolidated Group on interest sensitive assets and liabilities during the six months ended March 31, 2003 and 2002 based on the average monthly ending asset/liability balances:

	March 31, 2003	March 31, 2002
	Average	Average

Interest sensitive assets:
Investments (including cash)	$641,854,830	$447,556,800
Yield	5.04%	6.86%
Real estate contracts and mortgage notes receivable	$705,790,049	$443,552,593
Yield	15.10%	15.34%
Other receivables	$127,925,126	$177,267,085
Yield	9.42%	8.49%
Interest sensitive liabilities:
Life insurance and annuity reserves, net of reinsurance receivable	$1,138,886,076	$888,080,805
Yield	5.49%	5.77%
Debenture bonds	$368,121,079	$322,184,330
Yield	8.83%	8.97%
Debt payable	$163,302,544	$46,263,578
Yield	4.64%	6.16%

      The yields on the Company’s other receivables increased for the six month period ended March 31, 2003 as compared to the similar period ended March 31, 2002 as a result of a $12.0 million unsecured line of credit agreement that Metropolitan entered into with Summit during the six-month period ended March 31, 2003. At March 31, 2003, outstanding advances to Summit, which have an interest rate of 11.5%, totaled $5.7 million.

      The reduction in the interest rate environment during the last twelve months has allowed the Consolidated Group to borrow funds on its secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

Provision for Losses on Receivables

      Commercial Loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, the Company determines the allowance for loss based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated value of collateral, the Company has historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, the Company considers the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, the Company may also perform additional on-site collateral visits to update its historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for loss is recognized for the amount at which the carrying value exceeds the estimated net realizable value. During the six month period ended March 31, 2003, the Company recorded provisions for losses on its commercial loan portfolio of approximately $7.9 million. The current period provisions resulted from a review of the most recent appraisals and other relevant market information on loans that the Company deemed as impaired at March 31, 2003. Loans that the Company considered impaired at March 31, 2003 were approximately $103.6 million compared to $50.2 million at September 30, 2002. The During the six month period ended March 31, 2003, five new impaired loans with principal balances of approximately $59.4 million contributed to the increase in loans that the Company deemed as impaired since September 30, 2002. Fluctuations in the provision for losses result from using the specific impairment methodology.

      During the six month period ended March 31, 2003, in addition to the $7.9 million provision for losses on commercial loans, the Company recorded provisions for losses on its residential and other real estate loans of approximately $1.3 million and approximately $1.0 million on its other receivables.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the six months ended March 31, 2003 and 2002:

	Six Months Ended March 31,

	2003	2002

Non-interest income:
Insurance premiums and annuity considerations	$764,583	$933,179
Servicing income	776,166	1,013,128
Fees, commissions and other income	2,558,283	2,450,294

Total non-interest income	4,099,032	4,396,601

Non-interest expense:
Salaries and employee benefits	8,371,754	7,944,858
Commissions to agents	7,257,991	3,670,742
Other operating and underwriting expenses	10,523,334	7,587,870

Total non-interest expense	26,153,079	19,203,470

Net non-interest expense	$22,054,047	$14,806,869

      The increase in salaries and employee benefits was primarily due to a growth in salaries and employee benefits as the Company’s full time equivalent employees increased from 277 at March 31, 2002 to 305 at March 31, 2003. This increase was partially offset by a $0.7 million reduction to the Company’s self-insurance benefit program accrued liability to reflect current claim experience during the six months ended March 31, 2003.

      The increase in commission was due primarily to a $3.5 million increase in commissions paid on annuity business, net of ceding.

      The increase in other operating and underwriting expenses was primarily due to a $0.6 million increase in recruiting and training expenses, a $0.5 million increase in audit and legal fees, a $1.3 million increase in holding costs associated with the Company’s properties held for sale and development and a $0.2 million increase in guaranty fund assessments.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

      Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to sell and underwrite life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense reported by the Consolidated Group for the six months ended March 31, 2003 and 2002:

	Six Months Ended March 31,

	2003	2002

Current period costs capitalized	$(6,630,072)	$(3,297,447)
Amortization of previously capitalized expenses	5,500,000	5,600,000

Net amortization (capitalization) of deferred policy acquisition costs	$(1,130,072)	$2,302,553

      The increase in current period costs capitalized is due primarily to a $3.5 million increase in commissions paid on annuity business, net of ceding. Annuity business production during the six-month period ended March 31, 2003 was approximately $148.4 million compared to approximately $75.5 million during the similar period ended March 31, 2002. The funding for the acquisitions of receivables by the Company is provided primarily through the sale of its annuity products. The Company manages its financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, the

Company can manage annuity product sales by pricing the products accordingly. During the six month period ended March 31, 2003, the Company offered a more competitive price on its annuity products than during the similar period ended March 31, 2002 and therefore experienced an increase in annuity sales during the current period as compared to the similar period last year.

Net Gains (Losses) on Investments and Receivables

      The following table presents the components of net gains (losses) on investments and receivables during the six months ended March 31, 2003 and 2002:

	Six Months Ended March 31,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only certificates	$(13,238,296)	$(3,237,528)
Equity securities	(801,282)	(3,513,063)
Other securities	(2,448,545)	(2,965,852)
Realized gains:
Securities investments	1,081,121	1,045,125
Receivables	—	1,176,102
Trading securities	—	136,865

Net losses on investments and receivables	$(15,407,002)	$(7,358,351)

Subordinate and Interest Only Certificates

      The Consolidated Group holds subordinate (including residuals) and interest only securities generated from its own securitization activities. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When estimating expected future cash flows, management considers interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity. During the six month period ended March 31, 2003, the Consolidated Group determined that certain securities had other than temporary declines in value of approximately $4.1 million as the collateral supporting the securities experienced higher than expected prepayment rates, loss severity and default rates. In response to sustained prepayment rates, higher than expected loss severities and an increase in defaults, the Consolidated Group revised its assumptions of future prepayments, loss severity and default rates. Changes in these assumptions resulted in an additional $9.1 million impairment during the six month period ended March 31, 2003. The following table reflects the impairments associated with the change in assumptions.

Amount of
Impairment

(In millions)
Prepayment rates	$3.9
Loss severity	4.0
Default rates	1.2

$9.1

      The following assumptions were used at March 31, 2003 to value the Consolidated Group’s investments in the subordinate and interest only securities retained from its own securitization transactions.

	At September 30,	At March 31,
	2002	2003

Prepayment speed assumptions(1)	19% - 29%	21% - 33%
Expected loss rates(2)	2.4% - 4.4%	2.7% - 6.9%

(1)	Prepayment speed assumptions are for the next six months. Thereafter, the speeds decline in six-month intervals until reaching 10% during fiscal 2006.

(2)	As a percent of original pool balance.

      The Consolidated Group will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of securities generated from its securitization activities.

Equity Securities

      During the six month period ended March 31, 2003, approximately $0.8 million in declines in values of various venture capital and other equity securities were determined to be other than temporary due to the length of time and extent that the investments had traded below cost or carrying value.

Other Securities

      During the six month period ended March 31, 2003, the Consolidated Group reported approximately $2.4 million in other than temporary declines in value on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities, including $1.3 million in impairments on airline related asset-backed securities, in addition to credit deterioration in some higher yielding corporate bond investments.

Provision for Losses on Real Estate Held for Sale

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. The $1.5 million provision for loss during the six-month period ended March 31, 2003 was primarily the result of a reduction in the sales price on some of the Company’s real estate held for sale portfolio and a $0.8 million provision for loss on an orchard in Washington that lost its organic growing status. The $0.8 million provision was based on a new appraisal that the Company obtained on the orchard.

Income Taxes

      In prior years, the Consolidated Group recorded a $28.0 million tax benefit relating to an investment made in 1999. The objectives for the investment were to produce economic gains combined with favorable tax benefits. Similar investments were presented throughout the country to numerous individuals and companies as an investment and tax strategy. Prior to, and in conjunction with the investment, the Consolidated Group received two independent tax opinions relating to the investment.

      The Consolidated Group has received a Notice of Proposed Adjustment from the Internal Revenue Service stating that the $28.0 million tax benefit the Consolidated Group recorded for the transaction entered into during fiscal 1999 would be wholly disallowed by the IRS. However, the Consolidated Group intends to vigorously defend its tax treatment of the transaction and the Consolidated Group’s management believes that its tax treatment was, and continues to be, supportable and appropriate.

      In the event of an unfavorable resolution relative to the 1999 transaction, the earnings of the Consolidated Group would be adversely affected by the amount disallowed, including interest if applicable. If wholly disallowed, the potential earnings effect would be $28.0 million plus applicable interest. At March 31, 2003, the Consolidated Group cannot reasonably estimate a loss, if any, associated with this transaction.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      The following table presents the components of the results of operations during the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Net interest income	$14,644,646	$8,030,056
Provision for losses on Receivables	(7,983,022)	(481,004)

Net interest spread	6,661,624	7,549,052
Net non-interest expense	(11,475,354)	(6,980,837)
Capitalized deferred policy acquisition costs, net of amortization	9,122	(1,582,393)

Income (loss) before gains (losses) on assets	(4,804,608)	(1,014,178)
Net losses on investments and receivables	(12,285,723)	(8,909,503)
Provision for losses on real estate held for sale	(193,016)	(436,035)
Gains on sales of real estate	474,371	44,531

Loss before income taxes and minority interest	(16,808,976)	(10,315,185)
Income tax benefit	5,953,656	3,578,908

Loss before minority interest	(10,855,320)	(6,736,277)
Income of consolidated subsidiaries allocated to minority stockholders	(274,913)	31,111

Net loss	(11,130,233)	(6,705,166)
Preferred stock dividends	(1,982,842)	(1,050,364)

Loss applicable to common stockholders	$(13,113,075)	$(7,755,530)

Net Interest Income

      The following table presents the components of net interest income during the during the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Interest income:
Interest on receivables	$23,624,527	$12,135,399
Earned discount on receivables and investments	7,209,698	8,186,275
Other investment income	8,696,662	7,649,054

Total interest income	39,530,887	27,970,728

Interest expense:
Insurance policy and annuity benefits	15,669,103	12,457,949
Interest, net	9,217,138	7,482,723

Total interest expense	24,886,241	19,940,672

Net interest income	$14,644,646	$8,030,056

      The increase in net interest income from March 2002 to March 2003 was primarily due to an increase in the commercial lending activities of the Consolidated Group. Commercial Loans, which have higher yields than the Consolidated Group’s residential portfolio, accounted for 64.0% of the outstanding principal balance of real estate contracts and mortgage notes receivable at March 31, 2003, compared to 34.9% at March 31, 2002.

      Increases in the Company’s net interest income as a result of the commercial lending activities have been partially offset by a decrease in the yields earned on its investment portfolio as the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, has decreased. During the twelve-month period ended March 31, 2003, proceeds from the sales and maturities of its investment portfolio totaled $544.0 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, the Consolidated Group’s recent focus on improving the average credit rating of its investment portfolio has also contributed to the reduction in the investment yields. At March 31, 2003, approximately 85.2% of the Consolidated Group’s portfolio was rated either AAA or AA compared to 54.8% at March 31, 2002. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk.

      The reduction in the interest rate environment during the last twelve months has allowed the Consolidated Group to borrow funds on its secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Non-interest income:
Insurance premiums and annuity considerations	$360,822	$462,008
Servicing income	385,940	685,611
Fees, commissions and other income	1,536,934	1,035,600

Total non-interest income	2,283,696	2,183,219

Non-interest expense:
Salaries and employee benefits	4,546,753	3,823,927
Commissions to agents	3,276,225	1,648,370
Other operating and underwriting expenses	5,936,072	3,691,759

Total non-interest expense	13,759,050	9,164,056

Net non-interest expense	$11,475,354	$6,980,837

      The increase in fees, commissions and other income was due primarily to an increase in rental and operational income from properties held for investment, sale and development.

      The increase in salaries and employee benefits was primarily due to a growth in salaries and employee benefits as the Company’s full time equivalent employees increased from 277 at March 31, 2002 to 305 at March 31, 2003.

      The increase in commissions was due primarily to a $1.4 million increase in commissions paid on annuity business, net of ceding.

      The increase in other operating and underwriting expenses was primarily due to a $0.3 million increase in recruiting and training expenses, a $0.3 million increase in audit and legal fees, and a $1.3 million increase in holding costs associated with the Company’s properties held for sale and development.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

      Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to acquire or renew life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense reported by the Consolidated Group for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Current period costs capitalized	$(2,809,122)	$(1,417,607)
Amortization of previously capitalized expenses	2,800,000	3,000,000

Net amortization (capitalization) of deferred policy acquisition costs	$(9,122)	$1,582,393

      The increase in current period costs capitalized is due primarily to a $1.4 million increase in commissions paid on annuity business, net of ceding. Annuity business production during the three months ended March 31, 2003 was approximately $60.9 million compared to approximately $35.5 million during the similar period ended March 31, 2002. The funding for the acquisitions of receivables by the Company is provided primarily through the sale of its annuity products. The Company manages its financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, the Company can manage annuity product sales by pricing the products accordingly. During the three month period ended March 31, 2003, the Company offered a more competitive price on its annuity products than during the similar period ended March 31, 2002 and therefore experienced an increase in annuity sales during the current period as compared to the similar period last year.

Net Gains (Losses) on Investments and Receivables

      The following table presents the components of net gains (losses) on investments and receivables during the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only certificates	$(11,118,791)	$(3,237,528)
Equity securities	(678,993)	(3,502,587)
Other securities	(1,473,933)	(2,945,556)
Realized gains (losses):
Securities investments	971,359	(72,784)
Receivables	14,635	828,127
Trading securities	—	20,825

Net losses on investments and receivables	$(12,285,723)	$(8,909,503)

Subordinate and Interest Only Certificates

      The Consolidated Group holds subordinate (including residuals) and interest only securities generated from its own securitization activities. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When estimating expected future cash flows, management considers interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity. During the three month period ended March 31, 2003, the Consolidated Group determined that certain securities had other than temporary declines in value of approximately $2.0 million as the collateral supporting the securities experienced higher than expected prepayment rates, loss severity and default rates. In response to sustained prepayment rates, higher than expected loss severities and an increase in defaults, the Consolidated Group revised its assumptions of future prepayments, loss severity and default rates. Changes in these assumptions resulted in an additional $9.1 million impairment during the three month period ended March 31, 2003.

Equity Securities

      During the three month period ended March 31, 2003, approximately $0.7 million in declines in values of various venture capital and other equity securities were determined to be other than temporary due to the length of time and extent that the investments had traded below cost or carrying value.

Other Securities

      During the three month period ended March 31, 2003, the Consolidated Group reported approximately $1.5 million in other than temporary impairments on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities, including $0.9 million in impairments on airline related asset-backed securities.

Unrealized Losses on Investments

      Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes, as a component of stockholders’ equity. The Consolidated Group continually monitors its investment portfolio for other than temporary impairments of its securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, the Consolidated Group considers (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, the Consolidated Group also considers the credit rating and determines the amount of credit support available for the security. At March 31, 2003, the Consolidated Group’s investment portfolio had approximately $1.6 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed as temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

      The following table stratifies the unrealized losses as of March 31, 2003 by investment category:

	Carrying	Unrealized
	Value	Losses

Fixed income maturities:
Mortgage- and asset-backed securities	$75,387,668	$(1,124,967)
Preferred stocks	3,458,600	(70,120)
Venture Capital/ Limited Partnerships	2,470,440	(377,209)

Totals	$81,316,708	$(1,572,296)

      The following table stratifies the unrealized losses as of March 31, 2003 by market sector:

	Carrying	Unrealized
	Value	Losses

Mortgage- and asset-backed securities:
Collateralized mortgage obligation	$54,937,293	$(453,254)
Other asset-backed	11,061,290	(290,770)
Mortgage-backed security	1,120,946	(3,453)
Home equity	2,483,178	(275,976)
Manufactured housing	5,784,961	(101,514)

	75,387,668	(1,124,967)
Preferred stocks	3,458,600	(70,120)
Venture Capital/ Limited Partnerships	2,470,440	(377,209)

Totals	$81,316,708	$(1,572,296)

      The following table stratifies the unrealized losses as of March 31, 2003 by credit rating:

	Carrying	Unrealized
	Value	Losses

AAA	$56,058,239	$(456,707)
A	9,947,210	(357,960)
BB	9,382,219	(310,300)
BBB	3,458,600	(70,120)
Venture Capital/ Limited Partnerships	2,470,440	(377,209)

Totals	$81,316,708	$(1,572,296)

      Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates that may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in the Consolidated Group’s investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. At March 31, 2003, approximately $0.3 million in unrealized losses in the Consolidated Group’s investment grade assets were due to investments in airline-related asset-backed securities. In determining whether these losses were temporary or other than temporary, the Consolidated Group considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery.

      The following table stratifies the unrealized losses as of March 31, 2003 by trading class:

	Carrying	Unrealized
	Value	Losses

Traded	$81,316,708	$(1,572,296)
Non-Traded	—	—

Totals	$81,316,708	$(1,572,296)

      The following table stratifies the unrealized losses as of March 31, 2003 by length of time the securities have continuously been in an unrealized loss position:

	Carrying	Unrealized
	Value	Losses

Fixed Income Securities:
Investment Grade
0-6 months	$68,335,458	$(843,895)
13-18 months	7,052,210	(281,072)
Preferred Stocks:
0-6 months	502,200	(1,800)
7-12 months	1,946,400	(50,820)
13-18 months	1,010,000	(17,500)
Venture Capital/ Limited Partnerships
0-6 months	2,470,440	(377,209)

Total	$81,316,708	$(1,572,296)

      The maturities of fixed income investments that are in an unrealized loss position at March 31, 2003 are as follows:

	Carrying	Unrealized
	Value	Losses

Due in one year through five years	$—	$—
Due after five years through ten years	—	—
Due thereafter	—	—

Total non-mortgage- and asset-backed securities	0	0
Mortgage- and asset-backed securities	75,387,668	(1,124,967)

Total fixed income securities	$75,387,668	$(1,124,967)

      The Consolidated Group is authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. In addition, securities may be sold “short” (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. As of and during the six month period ended March 31, 2003, the Consolidated Group had no outstanding hedge transactions or open short sales positions.

Asset Quality

Servicing, Collection and Delinquency Experience

      The principal amount of the Consolidated Group’s Commercial Loans (as a percentage of total outstanding Commercial Loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans	Percentage
	Loans	in Arrears	in Arrears

March 31, 2003	$501,492,869	$83,223,192	16.60%
September 30, 2002	$353,794,571	$26,349,403	7.45%
March 31, 2002	$164,778,219	$8,203,384	4.98%
September 30, 2001	$128,259,529	$5,742,560	4.48%

      In addition to the amounts included in the table above at March 31, 2003, there were approximately $20.4 million in additional delinquent loans that the Consolidated Group had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of March 31, 2003, these loans accounted for approximately 4.1% of the total outstanding Commercial Loans, but were not included in the table above because they were less than 90 days delinquent. During the six month period ended March 31, 2003, six new delinquencies with principal balances of approximately $64.7 million contributed to the increase in delinquencies since September 30, 2002.

      When a payment becomes delinquent on a Commercial Loan, either Ocwen’s or the Consolidated Group’s collection unit (depending on which entity is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to a Consolidated Group workout manager according to property type, size of loan and complexity of transaction. The workout manager will review the file and related documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If, upon the expiration of the notice of default, the default is not cured, counsel begins foreclosure immediately. Concurrent with the notice of default period and the foreclosure process, the assigned workout manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the workout manager will also develop a workout program and make recommendations to the Consolidated Group’s Problem Loan Review Committee for approval. As a part of formulating this workout plan, the workout manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the Problem Loan Review Committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the workout manager with the borrower that would result in other than full reinstatement are subject to prior approval by the Problem Loan Review Committee.

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

      The principal amount of the Consolidated Group’s residential and other real estate Receivables (as a percentage of total residential and other real estate Receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables	Percentage
	Estate Receivables	in Arrears	in Arrears

March 31, 2003	$282,462,065	$33,079,360	11.71%
September 30, 2002	$279,362,588	$26,105,228	9.34%
March 31, 2002	$307,266,287	$42,629,602	13.87%
September 30, 2001	$317,266,267	$28,396,155	8.95%

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

      The carrying amount of the Consolidated Group’s other receivables not collateralized by real estate (as a percentage of total other receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Other
	Total Other	Receivables	Percentage
	Receivables	in Arrears	in Arrears

March 31, 2003	$133,359,904	$8,678,290	6.51%
September 30, 2002	$128,241,355	$8,435,862	6.58%
March 31, 2002	$161,617,012	$9,632,567	5.96%
September 30, 2001	$176,104,766	$8,535,415	4.85%

Provision and Allowance for Losses on Receivables

      Changes in the allowance for losses on Receivables were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Beginning balance	$12,525,352	$13,976,282	$11,339,002	$13,509,977
Provisions	7,983,022	481,004	10,173,022	1,684,221
Charge offs, net:
Commercial loans	(363,352)	(1,960,777)	(363,352)	(1,960,777)
Residential and other real estate loans	(1,002,854)	(1,992,395)	(2,006,504)	(2,729,307)
Leases	(289,434)	—	(289,434)	—
Other receivables	—	—	—	—

Ending balance	$18,852,734	$10,504,114	$18,852,734	$10,504,114

Charge offs as a percent of average receivables	0.19%	0.62%	0.32%	0.74%
Allowance as a percentage of total receivables	2.06%	1.66%	2.06%	1.66%

      An analysis of the allowance for loss on Receivables was as follows:

		Allocated	Loan
	Allocated	Allowance	Category
	Allowance for	as a % of	as a % of
	Receivable	Receivable	Total
	Losses	Category	Receivables

March 31, 2003
Commercial Loans	$10,239,808	2.04%	54.67%
Residential and other real estate loans	5,066,779	1.79%	30.79%
Leases	611,296	19.31%	0.35%
Other receivables	1,210,150	0.93%	14.19%
Unallocated	1,724,701	0.22%

	$18,852,734	2.06%	100.00%

March 31, 2002
Commercial Loans	$1,512,441	0.92%	26.01%
Residential and other real estate loans	6,389,555	2.08%	48.49%
Leases	600,730	18.19%	0.52%
Other receivables	962,890	0.61%	24.98%
Unallocated	1,038,498	0.22%

	$10,504,114	1.66%	100.00%

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

      Commercial Loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, the Company determines the allowance for loss based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated value of collateral, the Company has historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, the Company considers the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, the Company may also perform additional on-site collateral visits to update its historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for loss is recognized for the amount at which the carrying value exceeds the estimated net realizable value. During the six month period ended March 31, 2003, the Company recorded provisions for losses on its commercial loan portfolio of approximately $7.9 million. The current period provisions resulted from a review of the most recent appraisals and other relevant market information on loans that the Company deemed as impaired at March 31, 2003. Loans that the Company considered impaired at March 31, 2003 were approximately $103.6 million compared to $50.2 million at September 30, 2002. The During the six month period ended March 31, 2003, five new impaired loans with principal balances of approximately $59.4 million contributed to the increase in loans that the Company deemed as impaired since September 30, 2002.

      The Consolidated Group establishes an allowance for loss on residential and other real estate Receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and recent foreclosure and loss experience. The residential and other real estate receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. The reduction in the allocated allowance for losses on residential and other real estate loans at March 31, 2003 compared to March 31, 2002 was primarily due to the overall seasoning of the loan portfolio and a reduction in the 90-day delinquencies. As the Consolidated Group has recently focused on Commercial Loan originations, the remaining real estate receivable portfolio has been decreasing in size due to payoffs and maturities. The remaining portfolio, which is comprised of production from previous years, contains different loss potential characteristics depending upon the year the loans were produced (production pool years). Not all production pool years will experience the same rate of loss over their respective remaining lives. Pools that have seasoned beyond the four-year mark generally experience lower future losses than pools that are less seasoned.

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

Allowance for Losses on Real Estate Held for Sale

      The following table summarizes changes in the Consolidated Group’s allowance for losses on real estate held for sale:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Beginning balance	$2,608,189	$2,672,373	$1,998,448	$3,661,247
Provisions	193,016	436,035	1,495,340	195,649
Charge-offs, net	(121,108)	(42,366)	(813,691)	(790,854)

Ending balance	$2,680,097	$3,066,042	$2,680,097	$3,066,042

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. The $1.5 million provision for loss during the six-month period ended March 31, 2003 was primarily the result of a reduction in the sales price on some of the Company’s real estate held for sale portfolio and a $0.8 million provision for loss on an orchard in Washington that lost its organic growing status. The $0.8 million provision was based on a new appraisal that the Company obtained on the orchard.

Liquidity and Capital Resources

      The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for Commercial Loans and Receivable purchases. Managing liquidity also enables the Consolidated Group to take advantage of opportunities for business expansion. The Consolidated Group finances its business operations and growth primarily through the sale of annuity and life insurance products, the sale of debt securities and preferred stock and a secured line of credit agreement in addition to the maturity of the current Receivable portfolio. Primarily, the Consolidated Group’s sources of liquidity are long-term in nature as they are used for long-term investments. Generally, short-term liquidity is provided through earnings and contractual repayments from its Receivable and investment portfolios. However, the secured line of credit agreement and the reverse repurchase agreement discussed below can be used for short-term liquidity purposes.

Annuities

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

      Western Life has a reinsurance agreement with Old Standard, an affiliate, which became effective July 1, 1998. Under this agreement, Western Life can reinsure with Old Standard 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. During the six months ended March 31, 2003, no additional annuity premiums were ceded to Old Standard under this agreement.

      At March 31, 2003, approximately 85% of the Consolidated Group’s assets were held by Western Life. The growth in the assets of Consolidated Group during the six months ended March 2003 was primarily due to the growth in annuity sales. Future growth of the Consolidated Group will continue to be dependent upon the successful efforts of Western Life to sell annuity products. To the extent that annuity sales decline such that annuity surrenders begin to exceed new annuity sales, the Consolidated Group could experience a reduction in its total assets, thereby potentially reducing the earnings capacity of the Consolidated Group.

Debt and Equity Securities

      Metropolitan engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS, an affiliated broker/ dealer. At March 31, 2003, Metropolitan had registered for sale up to $150.0 million of Series III and Series III-A Debenture Bonds. This debenture bond offering expired on April 30, 2003. Additionally, Metropolitan had registered for sale up to 6,000,000 shares of Series E-7 preferred stock that carry a $25 issue price for a total preferred stock offering price of $150.0 million. This preferred stock offering expires July 31, 2003. On March 27, 2003, the Company filed with the SEC a registration statement for the sale of up to $150.0 million of Series III and III-A Debenture Bonds. This registration statement is currently under regulatory review. If cash flows from earnings, Receivables and other existing assets are inadequate to satisfy Metropolitan’s obligation to pay maturing investment certificates and preferred stock dividends, Metropolitan’s inability to access public offerings of investment certificates and preferred stock would impact its ability to meet its obligations related to its previously issued debt and equity securities.

      Western Holding had registered for sale up to 2,000,000 shares of Series A preferred stock that are offered at $25 per share for a total preferred stock offering price of $50.0 million. Effective January 2, 2003, the initial escrow period ended and Western Holding completed the initial sale of its preferred stock to the public. Subsequently, Western Holding commenced its continuous best efforts offering of the preferred stock. As of March 31, 2003, 446,571 shares of Western Holding’s preferred stock were outstanding, which resulted in net proceeds of $9.3 million. This preferred stock offering expires July 31, 2003.

Secured Line of Credit

      Western Life has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At March 31, 2003, Western Life had a stock investment in the FHLB of approximately $7.6 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At March 31, 2003, Western Life had $307.2 million in eligible collateral with a market value of $318.5 million and a borrowing capacity of $224.5 million, subject to the purchase of approximately $6.1 million in additional FHLB stock. Approximately $202.5 million in securities having a market value of $210.0 million were pledged to collateralize the outstanding borrowings to the FHLB at March 31, 2003. At March 31, 2003, Western Life had approximately $148.0 million in outstanding borrowings to the FHLB leaving an unused borrowing capacity of approximately $76.5 million, subject to the purchase of approximately $6.1 million in additional FHLB stock. During the six months ended March 31, 2003, Western Life’s outstanding borrowings on the secured line of credit increased $45.0 million. This increase accounted for approximately 24.8% of the Consolidated Group’s net cash provided by financing activities.

Other Liquidity Sources

      Another source of liquidity is derived from payments received on receivables and investments and the sale of real estate. A decrease in the prepayment rate on receivables or in the ability to sell real estate would reduce future cash flows from receivables. Additionally, to increase liquidity, the Consolidated Group may occasionally sell securities to a third party broker-dealer under the provision that the Consolidated Group will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement The Consolidated Group did not enter into any reverse repurchase transactions during the periods presented.

      During the six months ended March 31, 2003, the Consolidated Group transferred $262.5 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Consolidated Group has the intent and ability to hold these securities until maturity.

Capital and Regulatory Considerations

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

      Recently, Western Life has maintained adequate levels of capital through capital contributions from Metropolitan. Through Western Holding, Metropolitan contributed $41.4 million of capital to Western Life during the six-month period ended March 31, 2003. Additionally, Western Holding, the parent company of Western Life, had registered for sale up to $50.0 million of Series A preferred stock at March 31, 2003. As of March 31, 2003, Western Holding had issued 446,571 shares of preferred stock and received net proceeds of approximately $9.3 million, which Western Holding used as capital contributions to Western Life. Western Life’s ability to generate capital is dependent on Metropolitan’s ability to maintain adequate levels of liquidity permitting it to make further capital investments in Western Life and Western Holding’s ability to sell preferred stock, allowing Western Holding to make capital contributions to Western Life. To the extent that Metropolitan or Western Holding do not generate sufficient liquidity permitting them to make further capital investments in Western Life, Western Life’s ability to generate capital could be adversely affected, which in turn could negatively affect its ability to increase its investments in higher risk-adjusted assets such as commercial loans, real estate and equity investments.

      The Consolidated Group’s ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the state of Washington that limit Western Life’s investments in real estate related assets to 65% of its statutory assets. Western Life is restricted from selling non-real estate related assets if, after the sale, Western Life’s real estate assets would exceed 65% of its statutory assets. However, occasionally Western Life may acquire real estate related receivables that qualify as mortgage-related securities under the

Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Western Life can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At March 31, 2003, Western Life had approximately 51.2% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

      For statutory purposes, Western Life performs cash flow testing under seven different interest rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where Western Life is licensed as an insurance company. At December 31, 2002, the results of this cash flow testing process were satisfactory.

Lending Commitments

      The Consolidated Group had approximately $76.9 million of outstanding commitments to extend credit to commercial borrowers at March 31, 2003.

New Accounting Rules

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Implementation of this new standard on October 1, 2002 did not have a material impact on the Consolidated Group’s financial statements.

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

      (a) Exhibits

      None.

      (b) During the quarter ended March 31, 2003, the Registrant filed the following reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 15th day of May 2003 on its behalf by the undersigned, thereunto duly authorized.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr.
Chief Executive Officer,
President and Chairman of the Board

/s/ ROBERT A. NESS

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

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr.
Chief Executive Officer

Date: May 15, 2003

CERTIFICATIONS

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

/s/ ROBERT A. NESS

Robert A. Ness
Controller (Principal Financial Officer)

Date: May 15, 2003