Form 10-Q
period 2003-06-30
METROPOLITAN MORTGAGE & SECURITIES CO INC
filed 2003-08-18
CIK 65384

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number 001-15595

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

(Exact name of registrant as specified in its charter)

Washington	91-0609840
(State or other jurisdiction of incorporation or organization) 601 W. 1st Avenue, Spokane, Washington (Address of principal executive offices)	(I.R.S. Employer Identification No.) 99201-5015 (Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑

Applicable only to corporate issuers:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common “A”:	97 shares at July 31, 2003.
Common “B”:	0 shares at July 31, 2003.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002

	(unaudited)
ASSETS:
Cash and cash equivalents	$11,238,689	$68,317,397
Investments:
Available-for-sale securities, at fair value	320,269,368	495,060,513
Held-to maturity securities, at amortized cost	252,006,918	40,228,608
Accrued interest on investments	3,097,092	3,195,679

Total investments	575,373,378	538,484,800

Receivables:
Real estate contracts and mortgage notes and other receivables, net of discounts and origination fees, including $27,695,014 and $13,246,825 due from affiliates	994,826,847	762,424,455
Less allowance for losses on receivables	(19,919,541)	(11,339,002)

Net receivables	974,907,306	751,085,453

Other assets:
Real estate held for sale and development at the lower of cost or market, net of allowances of $2,646,109 and $1,998,448	120,931,676	106,979,005
Reinsurance receivable	153,131,622	148,392,448
Deferred costs, net	77,719,998	80,412,809
Land, buildings and equipment, net	27,595,909	27,365,485
Deferred income tax benefit	17,293,731	7,625,033
Current income taxes receivable	12,881,468	14,240,000
Due from affiliates	11,515,703	8,672,929
Other assets, net	29,948,103	35,543,441

Total other assets	451,018,210	429,231,150

Total assets	$2,012,537,583	$1,787,118,800

LIABILITIES:
Life insurance and annuity reserves	$1,362,041,048	$1,225,660,253
Debenture bonds and accrued interest	390,056,440	355,465,932
Debt payable, including $11,271,107 and $3,197,355 due to affiliates	161,942,545	123,138,257
Accounts payable and accrued expenses	13,385,571	9,574,039
Minority interest in subsidiaries	14,944,183	—

Total liabilities	1,942,369,787	1,713,838,481

Stockholders’ equity:
Preferred stock, Series A, B, C, D, E, G and H cumulative with variable rate, $10 par value, 13,325,000 shares authorized, 1,114,153 shares and 1,167,096 shares issued and outstanding (liquidation preference $28,970,303 and $31,458,375)	11,141,531	11,670,954
Preferred stock, Series E-7 cumulative with variable rate, $2.50 par value, 10,000,000 shares authorized, 2,975,956 shares and 1,959,943 shares issued and outstanding (liquidation preference $74,398,907 and $48,998,581)	7,439,891	4,899,857
Common stock, Class A, $2,250 par, 97 shares issued and outstanding	218,250	218,250
Common stock, Class B, $2,250 par, no shares issued and outstanding	—	—
Additional paid-in capital	64,999,459	49,836,670
Accumulated other comprehensive income	4,474,329	3,291,285
Retained earnings (deficit)	(18,105,664)	3,363,303

Total stockholders’ equity	70,167,796	73,280,319

Total liabilities and stockholders’ equity	$2,012,537,583	$1,787,118,800

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Insurance premiums and annuity considerations	$406,617	$422,408	$1,171,200	$1,355,587
Interest on receivables	21,281,257	14,334,051	62,670,825	38,737,036
Earned discount on receivables and investments	8,072,408	9,435,537	23,016,251	26,566,299
Other investment income, including $564,892, $316,599, $1,399,986 and $828,940 from affiliates	9,095,979	7,928,615	26,845,892	23,277,571
Real estate sales	3,211,406	6,406,795	13,244,484	12,321,917
Fees, commissions, service and other income, including $433,466, $300,024, $984,164 and $756,820 from affiliates	1,720,506	2,052,768	5,054,955	5,516,190
Net losses on investments	(427,663)	(5,385,246)	(15,834,665)	(13,919,699)
Net gains (losses) on sales of receivables, including gains of $0, $0, $0 and $839,856 from affiliates	(26,477)	—	(26,477)	1,176,102

Total revenues	43,334,033	35,194,928	116,142,465	95,031,003

Expenses:
Insurance policy and annuity benefits	16,644,051	13,010,834	47,906,785	38,637,106
Interest, net, including $208,254, $96,852, $592,624 and $312,211 from affiliates	9,502,992	7,917,364	27,457,666	23,047,562
Cost of real estate sold	2,389,607	5,112,908	11,575,865	10,943,996
Provision for losses	6,936,291	866,566	17,184,541	2,746,436
Salaries and employee benefits	5,202,161	3,806,811	13,573,915	11,751,669
Commissions to agents, net of $370,621, $1,743,228, $384,146 and $2,034,746 ceded to affiliates	2,339,291	2,627,440	9,597,282	6,389,649
Other operating and underwriting expenses, net of capitalization of contracts acquisition costs (includes $937,584, $1,141,589, $4,246,864 and $3,998,300 from affiliates)	5,081,006	3,337,783	15,604,340	10,834,186
Amortization of deferred policy acquisition costs, net of costs capitalized	3,787,386	(2,017,238)	2,657,314	285,315

Total expenses	51,882,785	34,662,468	145,557,708	104,635,919

Income (loss) before income taxes and minority interest	(8,548,752)	532,460	(29,415,243)	(9,604,916)
Income tax provision (benefit)	2,929,532	(166,142)	10,302,912	3,381,306

Income (loss) before minority interest	(5,619,220)	366,318	(19,112,331)	(6,223,610)
(Income) loss of consolidated subsidiaries allocated to minority stockholders	(279,263)	—	(554,176)	(57,671)

Net income (loss)	(5,898,483)	366,318	(19,666,507)	(6,281,281)
Preferred stock dividends, including $53,933, $51,285, $157,175 and $152,762 to affiliates	(2,170,402)	(1,268,639)	(5,897,259)	(3,255,349)

Loss applicable to common stockholders	$(8,068,885)	$(902,321)	$(25,563,766)	$(9,536,630)

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$(5,898,483)	$366,318	$(19,666,507)	$(6,281,281)

Other comprehensive income, net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period(1)	328,693	8,958,622	(9,090,064)	6,087,082
Less reclassification adjustment for (gains) losses included in net income(2)	277,980	(4,271,582)	10,273,108	(1,150,628)

Net other comprehensive income	606,673	4,687,040	1,183,044	4,936,454

Comprehensive income (loss)	$(5,291,810)	$5,053,358	$(18,483,463)	$(1,344,827)

(1)	Net of related tax of $176,989 and $4,666,150 during the three months ended June 30, 2003 and 2002 and ($4,897,460) and $3,120,091 during the nine months ended June 30, 2003 and 2002, respectively.

(2)	Net of related tax of $149,682 and ($2,300,081) during the three months ended June 30, 2003 and 2002 and $5,531,674 and ($619,568) during the nine months ended June 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
			Additional	Other	Retained
	Preferred	Common	Paid-in	Comprehensive	Earnings
	Stock	Stock	Capital	Income	(Deficit)	Total

Balance, October 1, 2002	$16,570,811	$218,250	$49,836,670	$3,291,285	$3,363,303	$73,280,319
Net loss					(19,666,507)	(19,666,507)
Net unrealized gains on available-for-sale securities, net of income tax provision of $634,214				1,183,044		1,183,044
Cash dividends, common ($2,209 per share)			(155,852)		(58,445)	(214,297)
Cash dividends, preferred (variable rate)			(4,153,244)		(1,744,015)	(5,897,259)
Redemption and retirement variable rate of preferred stock (84,602 shares)	(612,566)		(368,787)			(981,353)
Sale of variable rate preferred stock, net (1,047,672 shares)	2,623,177		19,840,672			22,463,849

Balance, June 30, 2003	$18,581,422	$218,250	$64,999,459	$4,474,329	$(18,105,664)	$70,167,796

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	June 30,

	2003	2002

Cash flow from operating activities:
Net loss	$(19,666,507)	$(6,281,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Proceeds from sales of trading securities	—	13,590,118
Proceeds from maturities of trading securities	—	1,020,171
Acquisition of trading securities	—	(4,669,460)
Earned discount on receivables and investments	(23,016,251)	(26,566,299)
Losses on investments and receivables, net, including $0 and $839,856 from affiliates	15,861,142	12,743,597
Gains on sales of real estate	(1,668,619)	(1,377,921)
Provision for losses	17,184,541	2,746,436
Depreciation and amortization	3,318,686	3,846,021
Minority interests	554,176	57,671
Deferred income tax benefit	(9,668,698)	2,500,523
Changes in assets and liabilities:
Deferred cost, net	2,692,811	(158,045)
Life insurance and annuity reserves	41,790,763	38,476,934
Compound and accrued interest on debenture bonds and debt payable	6,992,065	5,925,345
Accrued interest on receivables and investments	(7,199,609)	(6,658,968)
Other assets	1,483,781	(7,935,191)
Accounts payable and accrued expenses	8,429,864	(4,321,837)

Net cash provided by operating activities	37,088,145	22,937,814

Cash flow from investing activities:
Proceeds from maturities of available-for-sale securities	53,069,221	43,027,393
Proceeds from sales of available-for-sale securities	328,808,676	140,479,545
Purchases of available-for-sale securities, including $0 and $2,325,945 from affiliates	(491,642,223)	(266,618,363)
Proceeds from maturities of held-to-maturity securities	50,873,438
Purchases of held-to-maturity securities	—	(25,944,429)
Principal payments received on real estate contracts and mortgage notes and other receivable investments, including $9,155,617 and $653,975 from affiliates	160,454,019	156,951,452
Proceeds from sales of real estate contracts and mortgage notes and other receivable investments, including $1,023,333 and $16,038,118 from affiliates	1,229,140	19,554,515
Purchases and originations of real estate contracts and mortgage notes and other receivable investments, including $27,197,431 and $4,404,024 from affiliates	(377,709,349)	(256,638,237)
Proceeds from sales of real estate	8,990,083	9,921,637
Purchases of and costs associated with real estate held for sale and development, including $247,042 and $0 from affiliates	(11,639,198)	(5,690,615)
Capital expenditures	(2,091,553)	(791,777)

Net cash used in investing activities	(279,657,746)	(185,748,879)

	Nine Months Ended
	June 30,

	2003	2002

Cash flow from financing activities:
Receipts from life and annuity products	198,548,947	162,095,252
Withdrawals of life and annuity products	(110,982,175)	(85,715,436)
Ceding of life and annuity products to affiliated reinsurers	(7,453,067)	(46,805,193)
Ceding of life and annuity products from affiliated reinsurers	9,213,510	20,120,303
Proceeds from issuance of debenture bonds	76,339,458	66,934,049
Repayments of debenture bonds	(48,573,905)	(29,094,198)
Increase in debt payable, including $11,300,000 and $0 from affiliates	103,600,000	39,400,000
Repayments of debt payable, including $3,226,248 and $1,093,738 from affiliates	(64,962,822)	(1,596,497)
Issuance of preferred stock	22,463,849	19,507,366
Redemption and retirement of preferred stock	(981,353)	(4,791,408)
Issuance of subsidiary’s preferred stock to minority interests, net of dividends paid	14,390,007	—
Repurchase of minority interest	—	(2,434,602)
Cash dividends, including $157,175 and $152,762 to affiliates	(6,111,556)	(3,430,683)

Net cash provided by financing activities	185,490,893	134,188,953

Net increase (decrease) in cash and cash equivalents	(57,078,708)	(28,622,112)
Cash and cash equivalents:
Beginning of period	68,317,397	68,019,397

End of period	$11,238,689	$39,397,285

Non cash investing and financing activities of Company:
Real estate held for sale and development acquired through foreclosure	15,196,206	23,250,298
Receivables originated to facilitate the sale of real estate	4,254,401	2,400,280
Transfers between annuity products	23,079,704	40,023,788
Transfer of investments from available-for-sale portfolio to held-to-maturity portfolio(1)	262,518,789	—
Transfer of investments from trading portfolio to available-for-sale portfolio	—	38,607,522
Timing difference on settlements of securities sales	826,536	4,147,031
Timing difference on settlements of securities purchases	71,715	15,292,250

(1)	During the nine months ended June 30, 2003, the Company transferred $262.5 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Company has the intent and ability to hold these securities until maturity.

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Metropolitan Mortgage & Securities Co., Inc. and subsidiaries (the “Company” or “Consolidated Group”) as of June 30, 2003, the results of operations for the three months and nine months ended June 30, 2003 and 2002 and the cash flows for the nine months ended June 30, 2003 and 2002. The results of operations for the three months and nine months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2002 Form 10-K.

      Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation (See Note 5 following). These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

2.  Segment Reporting

      The Company principally operates in three industry segments which encompass: (1) insurance and annuity operations (“Insurance”), including investing in receivables with funds generated from the issuance of annuity products and parent company capital contributions; (2) property development activities and (3) investing activities (consisting primarily of the assets and operations of Metropolitan Mortgage & Securities Co., Inc., the parent company) using funds generated from the issuance of debentures and preferred stock that have not been used as capital contributions to the insurance segment. Historically, a portion of the proceeds generated from the sale of debt and equity securities have been contributed by the parent to its insurance subsidiary to provide capital. Therefore, the identifiable assets of the investing segment, which excludes investments in subsidiaries, are less than the total outstanding debentures and preferred stock of the parent. Interest costs associated with the investing segment activities are not allocated to the annuity operations. All transactions between segments are eliminated. The Company allocates certain overhead and operating expenses amongst its segments.

      Information about the Company’s separate business segments and in total as of and for the nine-month and three-month periods ended June 30, 2003 and 2002 is as follows (see MD&A for discussion of significant items):

	As of and for the nine month period ended June 30, 2003

		Property		Intersegment
	Insurance	Development	Investing	Eliminations	Total

Revenues	$111,698,393	$5,532,864	$3,603,303	$(4,692,095)	$116,142,465
Income (loss) from operations	7,756,947	1,300,221	(38,472,411)	—	(29,415,243)
Identifiable assets, net	1,733,512,767	115,271,950	168,967,621	(5,214,755)	2,012,537,583
Depreciation and amortization	496,382	470,408	2,351,896	—	3,318,686
Capital expenditures	633,030	—	1,386,523	—	2,019,553

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)

2.  Segment Reporting (continued)

	As of and for the three month period ended June 30, 2003

		Property		Intersegment
	Insurance	Development	Investing	Eliminations	Total

Revenues	$39,471,898	$1,027,941	$4,341,343	$(1,507,149)	$43,334,033
Income (loss) from operations	766,769	213,396	(9,528,917)	—	(8,548,752)
Identifiable assets, net	1,733,512,767	115,271,950	168,967,621	(5,214,755)	2,012,537,583
Depreciation and amortization	237,887	149,762	686,867	—	1,074,516
Capital expenditures	432,070	—	855,597	—	1,287,667

	As of and for the nine month period ended June 30, 2002

		Property		Intersegment
	Insurance	Development	Investing	Eliminations	Total

Revenues	$79,382,847	$1,450,214	$17,446,430	$(3,248,488)	$95,031,003
Income (loss) from operations	15,224,686	891,545	(25,721,147)	—	(9,604,916)
Identifiable assets, net	1,333,544,067	73,808,802	184,113,517	2,357,766	1,593,824,152
Depreciation and amortization	247,679	709,351	2,888,991	—	3,846,021
Capital expenditures	156,675	—	635,102	—	791,777

	As of and for the three month period ended June 30, 2002

		Property		Intersegment
	Insurance	Development	Investing	Eliminations	Total

Revenues	$22,513,361	$682,708	$13,594,058	$(1,595,199)	$35,194,928
Income (loss) from operations	2,443,519	827,210	(2,738,269)	—	532,460
Identifiable assets, net	1,333,544,067	73,808,802	184,113,517	2,357,766	1,593,824,152
Depreciation and amortization	82,710	209,152	1,076,053	—	1,367,915
Capital expenditures	122,840	—	392,954	—	515,794

3.  Minority Interest

      Western United Holding Company, a subsidiary of the Company, had registered for sale up to $50.0 million of Series A preferred stock at December 31, 2002. Effective January 2, 2003, the initial escrow period ended and Western United Holding Company completed the initial sale of the preferred stock. Shortly after January 2, 2003, Western United Holding Company commenced its continuous best efforts offering of the preferred stock. As of June 30, 2003, 696,194 shares of Western United Holding Company’s preferred stock were outstanding, which resulted in net proceeds to Western United Holding Company of $14.9 million. This preferred stock registration expired July 31, 2003. On June 12, 2003, Western United Holding Company filed with the SEC a registration statement for the sale of up to 6,000,000 shares of Series A preferred stock for a total preferred stock offering price of $150.0 million. This registration statement is currently under regulatory review.

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)

4.     Income Taxes

      The Company has received a notice from the Internal Revenue Service stating that a $28.0 million tax benefit the Company recorded in prior years for a transaction entered into during fiscal 1999 would be wholly disallowed by the IRS. However, the Company intends to vigorously defend its tax treatment of the transaction and the Company’s management believes that its tax treatment was, and continues to be, supportable and appropriate.

      In the event of an unfavorable resolution relative to the investment, the earnings of the Company would be adversely affected by the amount disallowed, including interest if applicable. If wholly disallowed, the potential earnings effect would be $28.0 million plus applicable interest. At June 30, 2003, the Company cannot reasonably estimate a loss, if any, associated with this transaction.

      Based on the Company’s federal income tax filing for the calendar year ended December 31, 2002, the Company has utilized approximately $7.0 million of the $28.0 million tax benefit recorded in prior years.

5.     Reclassification—Interest on Receivables and Provision for losses

      Historically, the Company has accrued interest income on delinquent commercial loans until foreclosure. However, once the delinquent commercial loan achieved a net realizable value of 80% of the underlying collateral, increases in interest income were offset through a similar increase in the provision for losses on receivables. During the three months ended June 30, 2003, the Company ceased recording simultaneous increases in both interest income and provision for losses on delinquent commercial loans that achieved a net realizable value of 80% of the underlying collateral. Furthermore, and for comparative purposes, the Company reclassified approximately $1.4 million of provision for losses on receivables against interest income during the six months ended March 31, 2003. The reclassification resulted in a reduction in interest income with a corresponding reduction in provision for losses on receivables. For comparability purposes, the Company is providing the following information to quantify the impact of the reclassification adjustments for the three months ended December 31, 2002 and for the three months and six months ended March 31, 2003. Prior year information, both quarterly and year to date, have not been reclassified as amounts are not deemed material.

	As reported	As reclassified

As of December 31, 2002
Real estate contracts and mortgage notes and other receivables	$860,409,434	$859,782,731
Allowance for losses on receivables	(12,525,352)	(11,898,649)
Net receivables	847,884,082	847,884,082
For the three months ended December 31, 2002
Interest on receivables	19,185,153	18,558,450
Total revenues	39,704,722	39,078,019
Provision for losses	3,492,324	2,865,621
Total expenses	43,762,237	43,135,534
Net loss	(2,637,791)	(2,637,791)

	As reported	As reclassified

As of March 31, 2003
Real estate contracts and mortgage notes and other receivables	$931,218,807	$929,798,695
Allowance for losses on receivables	(18,852,734)	(17,432,622)
Net receivables	912,366,073	912,366,073

METROPOLITAN MORTGAGE & SECURITIES CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)

5.     Reclassification—Interest on Receivables and Provision for losses (continued)

	As reported	As reclassified

For the six months ended March 31, 2003
Interest on receivables	42,809,680	41,389,568
Total revenues	74,228,544	72,808,432
Provision for losses	11,668,362	10,248,250
Total expenses	95,095,035	93,674,923
Net loss	(13,768,024)	(13,768,024)
For the three months ended March 31, 2003
Interest on receivables	23,624,527	22,831,118
Total revenues	34,523,822	33,730,413
Provision for losses	8,176,038	7,382,629
Total expenses	51,332,798	50,539,389
Net loss	(11,130,233)	(11,130,233)

6.     Subsequent Events

      Metropolitan Investment Securities, Inc. (“MIS”), an affiliate and a National Association of Securities Dealers, Inc. (“NASD”) member firm, is the sole broker dealer responsible for the offer and sale of the Company’s preferred stock and debt securities. MIS has received a “Wells” letter from the NASD stating that the staff of the NASD has made a preliminary determination to recommend that a disciplinary action be brought against MIS. Under the Wells process adopted by the NASD, MIS has been provided an opportunity to respond before the NASD staff makes a formal recommendation to the NASD regarding any such action. MIS is cooperating with the NASD to resolve this matter. The Company is unable to determine at this time the impact on the Company of the ultimate resolution of the pending matters. The ultimate resolution of the pending matters could have an adverse affect on MIS’s ability to continue selling the Company’s securities. If MIS is unable to continue selling the Company’s securities, it could have an adverse affect on the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      These discussions may contain forward-looking statements. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “to be,” or “can impact.” We caution that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements.

General

      We were established in 1953. Through growth and acquisitions we have developed into a diversified financial institution with assets exceeding $2.0 billion. Our principal subsidiaries are Western United Life Assurance Company, an annuity and life insurance company, Metwest Mortgage Services, Inc., a receivable servicer and loan originator and Western United Holding Company, a holding company with only one wholly owned operating subsidiary, Western Life. The terms “we,” “our” and “us” refer to Metropolitan and our subsidiaries collectively, while the term Metropolitan refers solely to the parent company.

      We are engaged in the business of investing in cash flowing assets, consisting of obligations secured by real estate, structured settlements, annuities, lottery prizes and other investments, which we refer to collectively as “receivables,” and investment securities, which consist primarily of U.S. Treasury and government agency obligations and investment grade bonds, which we refer to collectively as “securities investments.”

      We are affiliated, due to common control by C. Paul Sandifur, Jr., with National Summit Corp, which has as its principal subsidiaries Summit Securities, Inc., Old Standard Life Insurance Company, Old West Life Insurance & Annuity Company, Summit Property Development and Metropolitan Investment Securities, Inc. We refer to Summit Securities, Inc. and its subsidiaries collectively as “Summit.” These affiliates provide services to us for a fee and engage in various business transactions with us. We also provide services to Summit for a fee.

      Historically, Metropolitan has generally funded its investing activities through the sales of debentures and preferred stock. Furthermore, Metropolitan has relied on new offerings to re-finance previously issued debt as it matures. Currently, Metropolitan has two public offerings under regulatory review and as such, are not currently available to the public. While Metropolitan maintains sufficient short term liquidity (generally up to twelve months) to pay maturing debentures and preferred stock dividends during periods in which its securities offerings are not available to the public, Metropolitan does not anticipate that it will generate sufficient after tax cash earnings that would permit it to fully pay its maturing debt obligations on a continual basis without the sale of additional debt securities to re-finance that debt as it matures. Metropolitan’s short-term liquidity is primarily comprised of cash and other assets including investments and receivables that can be converted to cash through the sale of those assets. To the extent Metropolitan is unable to sell additional securities or re-finance debentures as they mature from another source, and to the extent that existing short-term liquidity is not sufficient, our business would be harmed.

Critical Accounting Policies

      The accounting policies described below are those that we consider critical in preparing our financial statements. These policies include significant estimates we make using information available at the time the estimates are made. However, the estimates could change materially if different information or assumptions are used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies we use in preparing our financial statements is included in our audited financial statements for the year ended September 30, 2002.

Asset Valuations

Investments

      We classify our investments in debt and equity securities as “available-for-sale” or “held-to-maturity”. The significant accounting policies related to these investment classifications are as follows:

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes, as a component of stockholders’ equity. We regularly monitor our investment portfolio for other than temporary declines in the value of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that we evaluate in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, we consider the security rating and the amount of credit support available for the security.

We hold debt securities generated from our own securitization transactions. For these securities, estimated fair value is derived from expected discounted future cash flows. When estimating expected future cash flows, we consider interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity experienced by the securities. To the extent that actual experience is less favorable than the assumptions, other than temporary declines in the value in the debt securities could result. We periodically assess the assumptions used in valuing the cash flows and the related carrying value of these securities.

The following assumptions were used at June 30, 2003 to value our investments in the residual and interest only securities retained from our own securitization transactions.

Prepayment speed assumptions(1)	21%–37%
Expected loss rates(2)	2.7%–6.9%
Cumulative default rate increase	7%–16%

(1)	Prepayment speed assumptions are for the next six months. Thereafter, the speeds decline in six-month intervals until reaching 10% during fiscal 2006.

(2)	As a percent of original pool balance.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. We have the ability and intent to hold these investments until maturity.

Allowances for Losses

      We maintain various allowances for losses. The significant accounting policies related to the allowances are as follows:

Allowance for Losses on Receivables. Commercial loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, we determine the allowance for losses based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

When determining the estimated net realizable value of the collateral, we have historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, we consider the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, we may also perform additional on-site collateral visits to update our historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. We establish an allowance for inherent losses on these receivables based primarily on current delinquencies and recent foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. We review our real estate held for sale and development properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its estimated net realizable value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of the estimated net realizable value or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its estimated net realizable value at the time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the estimated net realizable value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, we may not order an updated appraisal in accordance with our established policies if current negotiations with a potential purchaser establish an indication of value.

Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the estimated net realizable value from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

Income Recognition on Delinquent Commercial Real Estate Receivables

      We generally accrue interest on delinquent commercial real estate receivables unless the receivable is not considered well secured or in the process of collection. We consider commercial loans with carrying values less than 80% of the estimated net realizable value of the collateral (estimated net realizable value) to be well secured. We cease accruing interest and other related loan fees when the carrying value of a commercial loan reaches its estimated net realizable value. A nonaccrual receivable may be restored to accrual status when delinquent principal and interest payments are brought current and the receivable is paying in accordance with its payment terms or when an increase in the collateral value has occurred such that the carrying value is less than its estimated net realizable value.

Deferred Policy Acquisition Costs

      Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred and amortized over the lives of the annuity contracts or life insurance policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; these adjustments would be included in the statement of operations.

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

Results of Operations

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

      The following table presents the components of the results of operations during the nine months ended June 30, 2003 and 2002:

	Nine Months
	Ended June 30,

	2003	2002

Net interest income	$37,168,517	$26,896,238
Provision for losses on receivables	(15,124,342)	(2,870,557)

Net interest spread	22,044,175	24,025,681
Net non-interest expense	(32,549,382)	(22,103,727)
Capitalized deferred policy acquisition costs, net of amortization	(2,657,314)	(285,315)

Income (loss) before gains (losses) on assets	(13,162,521)	1,636,639
Net losses on investments and receivables	(15,861,142)	(12,743,597)
Provision for losses on real estate held for sale	(2,060,199)	124,121
Gains on sales of real estate	1,668,619	1,377,921

Loss before income taxes and minority interest	(29,415,243)	(9,604,916)
Income tax benefit	10,302,912	3,381,306

Loss before minority interest	(19,112,331)	(6,223,610)
Income of consolidated subsidiaries allocated to minority stockholders	(554,176)	(57,671)

Net loss	(19,666,507)	(6,281,281)
Preferred stock dividends	(5,897,259)	(3,255,349)

Loss applicable to common stockholders	$(25,563,766)	$(9,536,630)

Net Interest Income

      The following table presents the components of net interest income during the during the nine months ended June 30, 2003 and 2002:

	Nine Months
	Ended June 30,

	2003	2002

Interest income:
Interest on receivables	$62,670,825	$38,737,036
Earned discount on receivables and investments	23,016,251	26,566,299
Other investment income	26,845,892	23,277,571

Total interest income	112,532,968	88,580,906

Interest expense:
Insurance policy and annuity benefits	47,906,785	38,637,106
Interest, net	27,457,666	23,047,562

Total interest expense	75,364,451	61,684,668

Net interest income	$37,168,517	$26,896,238

      The following table summarizes the rate/ volume change in total interest income between the nine months ended June 30, 2003 and 2002 by interest sensitive asset class:

	Nine months ended June 30, 2003 vs.
	Nine months ended June 30, 2002

	Increase (Decrease) Due to

	Volume	Rate	Total Change

Interest sensitive assets:

Investments (including cash)	$9,479,699	$(8,392,956)	$1,086,743
Real estate contracts and mortgage notes receivable	31,895,534	(7,341,257)	24,554,277
Other receivables	(2,567,365)	878,407	(1,688,958)

	$38,807,868	$(14,855,806)	$23,952,062

      The following table presents the net average yields we realized on interest sensitive assets and liabilities during the nine months ended June 30, 2003 and 2002 based on the average monthly ending asset/ liability balances:

	June 30,	June 30,
	2003 Average	2002 Average

Interest sensitive assets:

Investments (including cash)	$635,384,939	$416,112,646
Yield	5.11%	7.27%
Real estate contracts and mortgage notes receivable	$757,136,105	$477,438,881
Yield	14.16%	15.20%
Other receivables	$132,237,727	$173,156,878
Yield	9.25%	8.36%
Interest sensitive liabilities:

Life insurance and annuity reserves, net of reinsurance receivable	$1,159,788,636	$901,748,248
Yield	5.51%	5.82%
Debenture bonds	$375,808,544	$328,138,483
Yield	8.83%	8.92%
Debt payable	$168,256,054	$52,856,395
Yield	4.01%	5.09%

      The increase in interest income for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 was primarily due to an increase in interest income from an increase in our commercial lending activities. Commercial loans, which have higher yields than our residential portfolio, accounted for $553.0 million, or 67.9%, of the outstanding principal balance of real estate contracts and mortgage notes receivable at June 30, 2003, compared to $257.2 million, or 47.0%, at June 30, 2002.

      The increase in our interest income as a result of our commercial lending activities has been partially offset by a decrease in the yields earned on our investment portfolio due to a decrease in the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of our fixed income portfolio. During the twelve-month period ended June 30, 2003, proceeds from the sales and maturities of the investment portfolio totaled $673.5 million. As proceeds from the sales and maturities of investments have been reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, our recent focus on improving the average credit rating of our investment portfolio has also contributed to the reduction in our investment yields. At June 30, 2003, approximately 84.7% of our portfolio was rated either AAA or AA compared to 60.0% at June 30, 2002. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk.

      Additionally, a reduction in our other receivable portfolio has resulted in a decrease in interest income on the other receivable portfolio when compared to the similar period last year. However, the decrease was partially offset by an increase in the average yield on the remaining portfolio.

      The increase in interest expense for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 was primarily due to an increase in the average balances of debt payable, debenture bonds and life and annuity reserves. However, the reduction in the interest rate environment during the last twelve months has allowed us to borrow funds on our secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has contributed to a reduction in the current year debt payable cost of funds. Additionally, the reduction in the interest rate environment during the last twelve months has also contributed to a lower cost of funds on our life and annuity reserves.

Provision for Losses on Receivables

      Commercial loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, we determine the allowance for losses based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated net realizable value of the collateral, we have historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, we consider the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, we may also perform additional on-site collateral visits to update our historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

      During the nine months ended June 30, 2003, we provided provisions for losses on our commercial loan portfolio of approximately $10.8 million. The current year provisions resulted from a review of the most recent appraisals and other relevant market information on loans that we deemed impaired during the nine months ended June 30, 2003. Loans that we considered impaired at June 30, 2003 were approximately $113.2 million compared to $50.2 million at September 30, 2002. Of the $113.2 million considered impaired at June 30, 2003, seven loans with principal balances of approximately $70.1 million that were deemed to be impaired became impaired since September 30, 2002. Fluctuations in the provision for losses result from using the specific impairment methodology.

      In addition to the commercial loan provision, we also provided provisions for losses on our residential and other real estate loans of approximately $2.8 million and approximately $1.6 million on our other receivables during the nine months ended June 30, 2003. The residential and other real estate receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. We establish an allowance for inherent losses on these receivables based primarily on current delinquencies and recent foreclosure and loss experience.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the nine months ended June 30, 2003 and 2002:

	Nine Months
	Ended June 30,

	2003	2002

Non-interest income:
Insurance premiums and annuity considerations	$1,171,200	$1,355,587
Servicing income	1,467,479	1,526,661
Fees, commissions and other income	3,587,476	3,989,529

Total non-interest income	6,226,155	6,871,777

Non-interest expense:
Salaries and employee benefits	13,573,915	11,751,669
Commissions to agents	9,597,282	6,389,649
Other operating and underwriting expenses	15,604,340	10,834,186

Total non-interest expense	38,775,537	28,975,504

Net non-interest expense	$32,549,382	$22,103,727

      The increase in salaries and employee benefits was primarily due to a growth in the number of our full time equivalent employees, which increased from 283 at June 30, 2002 to 323 at June 30, 2003.

      The increase in commission to agents was due primarily to a $3.4 million increase in commissions paid on annuity business, net of ceding.

      The increase in other operating and underwriting expenses was primarily due to a $0.8 million increase in recruiting and training expenses, a $0.9 million increase in audit and legal fees, a $1.7 million increase in holding costs associated with our properties held for sale and development, a $0.6 million reduction in ceding allowances associated with new annuity business ceded to Summit under our annuity reinsurance agreement and a $0.2 million increase in guaranty fund assessments.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

      Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to sell and underwrite life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of our net expense reported for the nine months ended June 30, 2003 and 2002:

	Nine Months
	Ended June 30,

	2003	2002

Current period costs capitalized	$(8,832,872)	$(5,214,685)
Amortization of previously capitalized expenses	11,490,186	5,500,000

Net amortization of deferred policy acquisition costs	$2,657,314	$285,315

      The increase in current period costs capitalized is due primarily to a $3.4 million increase in commissions paid on annuity business, net of ceding and a $0.6 million decrease in ceding allowance associated with new annuity business. Annuity business production, net of ceding during the nine months ended June 30, 2003 was approximately $191.1 million compared to approximately $115.3 million during the similar period ended June 30, 2002. Our funding for the acquisitions of receivables is provided primarily through the sale of our annuity products. We manage our financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, we can manage annuity product sales by pricing the products accordingly. During the nine months ended June 30, 2003, we offered a more competitive price on our annuity products than during the similar period ended June 30, 2002 and therefore experienced an increase in annuity sales during the current period as compared to the similar period last year.

      According to Statement of Financial Accounting Standards No. 97 (“SFAS No. 97”), policy acquisition costs, such as commissions, are to be deferred and amortized over the life of a group of policies in relation to the present value of the estimated future gross profits related to that group of policies. For purposes of amortizing deferred policy acquisition costs, the estimated gross profits consist of estimated future earnings based on investment of policy account balances less estimated future interest to be credited to account balances, estimated future policy expense charges less estimated future policy administration expenses and estimated future surrender charges. These estimated gross profits are to be based on our “best estimate” without provision for adverse deviation. Further, SFAS No. 97 requires that estimates of expected gross profit used as a basis of deferred policy acquisition cost amortization are to be evaluated regularly, and the total amortization recorded to date is to be adjusted by a charge or credit to the statement of operations if actual experience or other evidence suggests that earlier estimates should be revised.

      Our future estimated earnings rate on the assets that support the annuity business over the remaining estimated life of the annuity business is expected to range from 6.9% to 10.7%. The primary factors that influence the range of future estimated earnings rate include the asset mix and the corresponding potential range of yields of the assets that support the annuity business. Since real estate receivables represent the highest yielding category, a shift in assets between real estate receivables and lower yielding fixed income securities and other receivables supporting the annuity business can affect the earning rates we realize on the assets that support the annuity business.

      After giving consideration to the asset mix and corresponding yields realized on the assets supporting the annuity business, we believe that a future estimated earnings rate of 10.0% at June 30, 2003 is a reasonable expectation of the yields to be realized on the assets that support the annuity business over the estimated remaining life. The future estimated earnings rate of 10.0% is a reduction from 10.8% that was estimated as of September 30, 2002. This reduction in future estimated earnings rate has contributed to an increase in the amortization of previously capitalized expenses for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. Additionally, during the nine months ended June 30, 2002, the amortization of deferred policy acquisition costs was affected by lower than expected surrender rates. The effects of lower than expected surrender rates during the nine months ended June 30, 2002 (which resulted in lower amortization of deferred policy acquisition costs) and a reduction in the future estimated earnings rate that was made during the nine months ended June 30, 2003 (which resulted in an increase in the amortization of deferred policy acquisition costs) has resulted in a net increase in amortization during the current period of approximately $6.0 million when compared to the similar period last year.

Net Losses on Investments and Receivables

      The following table presents the components of net losses on investments and receivables during the nine months ended June 30, 2003 and 2002:

	Nine Months
	Ended June 30,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only certificates	$(15,485,881)	$(6,896,044)
Equity securities	(817,143)	(4,482,792)
Other securities	(3,998,419)	(4,451,731)
Realized gains (losses):
Securities investments	4,466,778	1,811,054
Receivables	(26,477)	1,176,102
Trading securities	—	99,814

Net losses on investments and receivables	$(15,861,142)	$(12,743,597)

Subordinate and interest only certificates

      We hold subordinate (including residuals) and interest only certificates generated from our own securitization activities. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When estimating expected future cash flows, we consider interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity. During the nine months ended June 30, 2003, we determined that certain securities had other than temporary declines in value of approximately $4.9 million as the collateral supporting the securities experienced higher than expected prepayment rates, loss severity and default rates. In response to sustained prepayment rates, higher than expected loss severities and an increase in defaults, we revised our assumptions of future prepayments, loss severity and default rates. Changes in these assumptions resulted in an additional

$10.6 million impairment during the nine months ended June 30, 2003. The following table reflects the impairments associated with the change in assumptions.

Amount of
Impairment

(in millions)
Prepayment rates	$4.9
Loss severity	4.5
Default rates	1.2

$10.6

      The following assumptions were used at June 30, 2003 to value our investments in the subordinate and interest only securities retained from our own securitization transactions.

	At September 30,	At June 30,
	2002	2003

Prepayment speed assumptions(1)	19%–29%	21%–37%
Expected loss rates(2)	2.4%–4.4%	2.7%–6.9%

(1)	Prepayment speed assumptions are for the next six months. Thereafter, the speeds decline in six-month intervals until reaching 10% during fiscal 2006.

(2)	As a percent of original pool balance.

      We will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of securities generated from our securitization activities.

Equity securities

      During the nine months ended June 30, 2003, approximately $0.8 million in declines in various venture capital and other equity securities were determined to be other than temporary due to the length of time and extent that the investments had traded below cost or carrying value.

Other securities

      During the nine months ended June 30, 2003, we reported approximately $4.0 million in other than temporary declines in value on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities, including $2.1 million in impairments on airline related asset-backed securities, in addition to credit deterioration in some higher yielding corporate bond investments.

Provision for Losses on Real Estate Held for Sale

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. During the nine months ended June 30, 2003 we provided a $2.1 million provision for losses primarily due to a reduction in sales prices on some of our real estate held for sale portfolio and a $0.8 million provision for losses on an orchard in Washington that lost its organic status. The $0.8 million provision was based on a new appraisal that we obtained on the orchard.

Income Taxes

      In prior years, we recorded a $28.0 million tax benefit relating to an investment made in 1999. The objectives for the investment were to produce economic gains combined with favorable tax benefits. Similar investments were presented throughout the country to numerous individuals and companies as an investment and tax strategy. Prior to, and in conjunction with the investment, we received two independent tax opinions relating to the investment.

      We have received a notice from the Internal Revenue Service stating that the $28.0 million tax benefit we recorded for a transaction entered into during fiscal 1999 would be wholly disallowed by the IRS. However, we intend to vigorously defend our tax treatment of the transaction and we believe that our tax treatment was, and continues to be, supportable and appropriate.

      In the event of an unfavorable resolution relative to the investment, our earnings would be adversely affected by the amount disallowed, including interest if applicable. If wholly disallowed, the potential earnings effect would be $28.0 million plus applicable interest. At June 30, 2003, we cannot reasonably estimate a loss, if any, associated with this transaction.

      Based on our federal income tax filing for the calendar year ended December 31, 2002, we have utilized approximately $7.0 million of the $28.0 million tax benefit recorded in prior years.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      The following table presents the components of the results of operations during the three months ended June 30, 2003 and 2002:

	Three Months
	Ended June 30,

	2003	2002

Net interest income	$12,302,601	$10,770,005
Provision for losses on receivables	(6,371,432)	(1,186,336)

Net interest spread	5,931,169	9,583,669
Net non-interest expense	(10,495,335)	(7,296,858)
Capitalized deferred policy acquisition costs, net of amortization	(3,787,386)	2,017,238

Income (loss) before gains (losses) on assets	(8,351,552)	4,304,049
Net losses on investments and receivables	(454,140)	(5,385,246)
Provision for losses on real estate held for sale	(564,859)	319,770
Gains on sales of real estate	821,799	1,293,887

Income (loss) before income taxes and minority interest	(8,548,752)	532,460
Income tax benefit (provision)	2,929,532	(166,142)

Income (loss) before minority interest	(5,619,220)	366,318
Income of consolidated subsidiaries allocated to minority stockholders	(279,263)	—

Net income (loss)	(5,898,483)	366,318
Preferred stock dividends	(2,170,402)	(1,268,639)

Loss applicable to common stockholders	$(8,068,885)	$(902,321)

Net Interest Income

      The following table presents the components of net interest income during the during the three months ended June 30, 2003 and 2002:

	Three Months
	Ended June 30,

	2003	2002

Interest income:
Interest on receivables	$21,281,257	$14,334,051
Earned discount on receivables and investments	8,072,408	9,435,537
Other investment income	9,095,979	7,928,615

Total interest income	38,449,644	31,698,203

Interest expense:
Insurance policy and annuity benefits	16,644,051	13,010,834
Interest, net	9,502,992	7,917,364

Total interest expense	26,147,043	20,928,198

Net interest income	$12,302,601	$10,770,005

      The increase in interest income for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily due to an increase in our commercial lending activities. Commercial loans, which have higher yields than our residential portfolio, accounted for $553.0 million, or 67.9%, of the outstanding principal balance of real estate contracts and mortgage notes receivable at June 30, 2003, compared to $257.2 million, or 47.0%, at June 30, 2002.

      The increase in our interest income as a result of our commercial lending activities have been partially offset by a decrease in the yields on our investment portfolio due to a decrease in the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of our fixed income portfolio. During the twelve-month period ended June 30, 2003, proceeds from the sales and maturities of our investment portfolio totaled $673.5 million. As proceeds from the sales and maturities of investments were reinvested back into a lower interest rate market, the overall portfolio yield was reduced. Additionally, our recent focus on improving the average credit rating of our investment portfolio has also contributed to the reduction in our investment yields. At June 30, 2003, approximately 84.7% of our portfolio was rated either AAA or AA compared to 60.0% at June 30, 2002. The higher credit rating is expected to result in a lower effective yield, but also reduced credit risk.

      The increase in interest expense for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily due to an increase in the average balances of debt payable, debenture bonds and life and annuity reserves. However, the reduction in the interest rate environment during the last twelve months has allowed us to borrow funds on our secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds. The reduction in the interest rate environment during the last twelve months has also contributed to the lower cost of funds on life and annuity reserves.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the three months ended June 30, 2003 and 2002:

	Three Months
	Ended June 30,

	2003	2002

Non-interest income:
Insurance premiums and annuity considerations	$406,617	$422,408
Servicing income	691,313	513,533
Fees, commissions and other income	1,029,193	1,539,235

Total non-interest income	2,127,123	2,475,176

Non-interest expense:
Salaries and employee benefits	5,202,161	3,806,811
Commissions to agents	2,339,291	2,627,440
Other operating and underwriting expenses	5,081,006	3,337,783

Total non-interest expense	12,622,458	9,772,034

Net non-interest expense	$10,495,335	$7,296,858

      The decrease in fees, commissions and other income was due primarily to a decrease in rental and operational income from properties held for sale or development.

      The increase in salaries and employee benefits was primarily due to a growth in the number of our full time equivalent employees, which increased from 283 at June 30, 2002 to 323 at June 30, 2003.

      The decrease in commissions to agents was due primarily to a $0.2 million decrease in commissions paid on annuity business, net of ceding.

      The increase in other operating and underwriting expenses was primarily due to a $0.2 million increase in recruiting and training expenses, a $0.4 million increase in audit and legal fees, a $0.5 million reduction in ceding allowances associated with new annuity business ceded to Summit under our annuity reinsurance agreement and a $0.4 million increase in holding costs associated with our properties held for sale and development.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

      Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to acquire or renew life and annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense we reported for the three months ended June 30, 2003 and 2002:

	Three Months
	Ended June 30,

	2003	2002

Current period costs capitalized	$(2,102,800)	$(1,917,238)
Amortization of previously capitalized expenses	5,890,186	(100,000)

Net amortization (capitalization) of deferred policy acquisition costs	$3,787,386	$(2,017,238)

      According to SFAS No. 97, policy acquisition costs, such as commissions, are to be deferred and amortized over the life of a group of policies in relation to the present value of the estimated future gross profits related to that group of policies. For purposes of amortizing deferred policy acquisition costs, the estimated gross profits consist of estimated future earnings based on investment of policy account balances less estimated future interest to be credited to account balances, estimated future policy expense charges less estimated future policy administration expenses and estimated future surrender charges. These estimated gross profits are to be based on our “best estimate” without provision for adverse deviation. Further, SFAS No. 97 requires that estimates of expected gross profit used as a basis of deferred policy acquisition cost amortization are to be evaluated regularly, and the total amortization recorded to date is to be adjusted by a charge or credit to the statement of operations if actual experience or other evidence suggests that earlier estimates should be revised.

      Our future estimated earnings rate on the assets that support the annuity business over the remaining estimated life of the annuity business is expected to range from 6.9% to 10.7%. The primary factors that influence the range of future estimated earnings rate include the asset mix and the corresponding potential range of yields of the assets that support the annuity business. Since real estate receivables represent the highest yielding category, a shift in assets between real estate receivables and lower yielding fixed income securities and other receivables supporting the annuity business can affect the earning rates we realize on the assets that support the annuity business.

      After giving consideration to the asset mix and corresponding yields realized on the assets supporting the annuity business, we believe that a future estimated earnings rate of 10.0% at June 30, 2003 is a reasonable expectation of the yields to be realized on the assets that support the annuity business over the estimated remaining life. The future estimated earnings rate of 10.0% is a reduction from 10.8% that was estimated as of September 30, 2002. This reduction in future estimated earnings rate has contributed to an increase in the amortization of previously capitalized expenses for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Additionally, during the three months ended June 30, 2002, the amortization of deferred policy acquisition costs was affected by lower than expected surrender rates during 2002. The effects of lower than expected surrender rates in 2002 (which resulted in lower amortization of deferred policy acquisition costs) and a reduction in the future estimated earnings rate that was made during the three months ended June 30, 2003 (which resulted in an increase in the amortization of deferred policy acquisition costs) has resulted in a net increase in amortization during the current period of approximately $6.0 million when compared to the similar period last year.

Net Losses on Investments and Receivables

      The following table presents the components of net losses on investments and receivables during the three months ended June 30, 2003 and 2002:

	Three Months
	Ended June 30,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only certificates	$(2,247,585)	$(3,658,516)
Equity securities	(15,861)	(969,729)
Other securities	(1,549,874)	(1,485,879)
Realized gains (losses):
Securities investments	3,385,657	765,929
Receivables	(26,477)	—
Trading securities	—	(37,051)

Net losses on investments and receivables	$(454,140)	$(5,385,246)

Subordinate and interest only certificates

      We hold subordinate (including residuals) and interest only securities generated from our own securitization activities. The fair value of these securities, which do not have established market prices, is estimated using expected discounted future cash flows. When estimating expected future cash flows, we consider interest rates, estimated prepayment rates, collateral value, historical default rates and recent loss severity. During the three months ended June 30, 2003, we determined that certain securities had other than temporary declines in value of approximately $0.7 million as the collateral supporting the securities experienced higher than expected prepayment rates, loss severity and default rates. In response to sustained prepayment rates, higher than expected loss severities and an increase in defaults, we revised our assumptions of future prepayments, loss severity and default rates. Changes in these assumptions resulted in an additional $1.5 million in other than temporary impairments during the three months ended June 30, 2003.

Other securities

      During the three months ended June 30, 2003, we reported approximately $1.5 million in other than temporary impairments on certain fixed income securities. The impairments were primarily due to deterioration in the underlying collateral of certain asset-backed securities, including $0.8 million in impairments on airline related asset-backed securities.

Unrealized Losses on Investments

      Temporary declines in the fair value of investments that are classified as “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes, as a component of stockholders’ equity. We regularly monitor our investment portfolio for other than temporary impairments of our securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, we consider (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, we also consider the credit rating and determine the amount of credit support available for the security. At June 30, 2003, our investment portfolio had approximately $2.0 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

      The following table stratifies the unrealized losses as of June 30, 2003 by investment category:

	Carrying	Unrealized
	Value	Losses

Fixed income maturities:
Government-backed bonds	$40,766,040	$(121,822)
Mortgage- and asset-backed securities	87,560,592	(1,789,616)

Total fixed income maturities	128,326,632	(1,911,438)
Common stocks	13,574	(2,396)
Preferred stocks	5,410,800	(89,200)
Venture Capital/ Limited Partnerships	179,132	(16,333)

Totals	$133,930,138	$(2,019,367)

      The following table stratifies the unrealized losses as of June 30, 2003 by market sector:

	Carrying	Unrealized
	Value	Losses

Government-backed bonds:
Agency	$40,766,040	$(121,822)

Total government-backed bonds	40,766,040	(121,822)
Mortgage- and asset-backed securities:
Collateralized mortgage obligation	69,004,725	(775,461)
Other asset-backed	6,553,419	(465,459)
Home equity	6,272,683	(391,388)
Manufactured housing	5,729,765	(157,308)

Total mortgage- and asset-backed securities	87,560,592	(1,789,616)
Common stocks	13,574	(2,396)
Preferred stocks	5,410,800	(89,200)
Venture Capital/ Limited Partnerships	179,132	(16,333)

Totals	$133,930,138	$(2,019,367)

      The following table stratifies the unrealized losses as of June 30, 2003 by credit rating:

	Carrying	Unrealized
	Value	Losses

AAA	$109,770,764	$(897,283)
AA	3,912,000	(88,000)
A	6,515,237	(249,237)
BBB	5,267,848	(137,068)
BB	5,367,815	(306,409)
C	2,903,768	(322,641)
Common stocks	13,574	(2,396)
Venture Capital/ Limited Partnerships	179,132	(16,333)

Totals	$133,930,138	$(2,019,367)

      Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates, which may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in our investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. At June 30, 2003, approximately $0.4 million in unrealized losses in our investment grade assets were due to investments in airline-related asset-backed securities. In determining whether these losses were temporary or other than temporary, the we considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery.

      The following table stratifies the unrealized losses as of June 30, 2003 by trading class:

	Carrying	Unrealized
	Value	Losses

Traded	$133,751,006	$(2,003,034)
Non-Traded	179,132	(16,333)

Totals	$133,930,138	$(2,019,367)

      The following table stratifies the unrealized losses as of June 30, 2003 by length of time the securities have continuously been in an unrealized loss position:

	Carrying	Unrealized
	Value	Losses

Fixed Income Securities:
Investment Grade
0-6 months	$113,539,812	$(1,033,151)
7-12 months	2,865,586	(106,419)
25-30 months	3,649,651	(142,818)
Non-Investment Grade
0-6 months	8,271,583	(629,050)
Preferred Stocks:
0-6 months	3,912,000	(88,000)
7-12 months	1,498,800	(1,200)
Common Stocks:
0-6 months	13,574	(2,396)
Venture Capital/ Limited Partnerships
0-6 months	179,132	(16,333)

Total	$133,930,138	$(2,019,367)

      The maturities of fixed income investments that are in an unrealized loss position at June 30, 2003 are as follows:

	Carrying	Unrealized
	Value	Losses

Due in one year through five years	$24,320,780	$(36,621)
Due after five years through ten years	15,237,760	(85,130)
Due thereafter	1,207,500	(71)

Total non-mortgage- and asset-backed securities	40,766,040	(121,822)
Mortgage- and asset-backed securities	87,560,592	(1,789,616)

Total fixed income securities	$128,326,632	$(1,911,438)

      We are authorized by our investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to our securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. In addition, securities may be sold “short” (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. As of and during the nine months ended June 30, 2003, we had no outstanding hedge transactions or open short sales positions.

Asset Quality

Servicing, Collection and Delinquency Experience

      The principal amount of our commercial loans (as a percentage of total outstanding commercial loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans in	Percentage
	Loans	Arrears	in Arrears

June 30, 2003	$553,001,132	$108,275,047	19.58%
September 30, 2002	$353,794,571	$26,349,403	7.45%

June 30, 2002	$257,211,588	$7,402,330	2.88%
September 30, 2001	$128,259,529	$5,742,560	4.48%

      In addition to the amounts included in the table above at June 30, 2003, there were approximately $5.0 million in additional delinquent loans that we had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of June 30, 2003, these loans accounted for less than 1.0% of the total outstanding commercial loans, but were not included in the table above because they were less than 90 days delinquent. During the nine months ended June 30, 2003, ten new delinquencies with principal balances of approximately $95.4 million contributed to the increase in delinquencies since September 30, 2002.

      The following is information regarding the five largest delinquent commercial loans at June 30, 2003:

							Estimated Net
					Fees and		Realizable		Delinquent
Commercial	Date of	Initial Loan	Principal	Accrued	Servicer	Carrying	Value of	Date of Last	Payment	Allocated
Loan	Initial Loan	Amount	Balance	Interest	Advances(1)	Value	Collateral	Appraisal	Date	Reserve

A	5/8/2002	$15,000,000	$18,029,925	$1,472,444	$(128,801)	$19,373,568	$20,460,000	5/8/2002	1/1/2003	$—
B	12/30/2002	13,779,500	13,779,500	895,668	(177,193)	14,497,975	15,748,000	12/10/2002	2/1/2003	—
C	3/29/2002	11,775,000	11,775,000	693,918	150,337	12,619,255	12,560,000	3/18/2002	7/5/2002	59,255
D	4/1/2002	7,000,000	7,000,000	326,762	4,097,890	11,424,652	10,800,000	12/30/2002	7/1/2002	624,652
E	8/17/2001	9,000,000	10,647,487	938,839	(66,326)	11,520,000	11,520,000	5/16/2003	12/1/2002	—

(1)	Fees and servicer advances includes late charges, discount, amortized exit fees and advances to the servicer for property taxes and other servicer advances.

Commercial Loan A — The primary collateral consists of a first position loan on 11.5 acres of undeveloped land. This land is the proposed site for two condominium towers within Seascape Resort in Destin, Florida. Foreclosure proceedings began April 1, 2003. At June 30, 2003, we were proceeding with foreclosure action.

Commercial Loan B — The collateral consists of eleven C-stores, two car washes, a retail strip mall, an office building and two parcels of improved land, located in Central Utah and Southwestern Wyoming. Foreclosure proceedings began May 2, 2003. At June 30, 2003, we were proceeding with foreclosure action.

Commercial Loan C — The primary collateral consists of a first position mortgage on an automobile dealership on 5.5 acres of land in Gurnee, Illinois. Foreclosure proceedings began October 3, 2002. At June 30, 2003, we were proceeding with foreclosure action.

Commercial Loan D — The primary collateral consists of a first position mortgage on 3,139 acres of land, which includes 19 separate residential development areas, 3 golf courses, club house and tennis courts. The borrower filed for bankruptcy on April 1, 2003. At June 30, 2003, this receivable was in bankruptcy with a court appointed company managing the operations.

Commercial Loan E — The primary collateral consists of a first position mortgage on an office building on 4.5 acres of land in Scottsdale, Arizona. Foreclosure proceedings began March 3, 2003. At June 30, 2003, we were proceeding with foreclosure action.

      The estimated net realizable value of the collateral is estimated at 80% of the estimated market value of the collateral based on current appraisal/sales information. Based on our review, to the extent that the carrying value exceeds the estimated net realizable value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value. To the extent that the estimated net realizable value exceeds the carrying value, an allowance for losses is not recognized. We believe that in the event of foreclosure, proceeds from the sale of the collateral will be sufficient to satisfy the net carrying value of the receivables.

      When a payment becomes delinquent on a commercial loan, either Ocwen’s, our third party servicer, or our own collection unit (depending on who is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to one of our workout managers according to property type, size of loan and complexity of transaction. The workout manager will review the file and related documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If, upon the expiration of the notice of default, the default is not cured, foreclosure is begun immediately by counsel. Concurrent with the notice of default period and the foreclosure process, the assigned workout manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the workout manager will also develop a workout program and make recommendations to our problem loan review committee for approval. As a part of formulating this workout plan, the workout manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to our problem loan review committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the workout manager with the borrower that would result in other than full reinstatement are subject to prior approval by our problem loan review committee.

      Our problem loan review committee is composed of representatives from underwriting, risk management, operations, commercial lending, legal and property development departments. The committee meets weekly and reviews all newly defaulted loans, continuing defaulted loans, loans in foreclosure, loans in bankruptcy and progress on approved workout plans.

      The principal amount of our residential and other real estate receivables (as a percentage of total residential and other real estate receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables in	Percentage
	Estate Receivables	Arrears	in Arrears

June 30, 2003	$260,864,219	$29,422,800	11.28%
September 30, 2002	$279,362,588	$26,105,228	9.34%

June 30, 2002	$290,764,796	$31,777,357	10.93%
September 30, 2001	$317,266,267	$28,396,155	8.95%

      The real estate receivables we acquire are generally A-, B and C credit receivables. We expect higher delinquency rates because receivables we purchase or originate are typically not of the same quality as mortgages that we originate for sale to agencies such as the Federal National Mortgage Association (“Fannie Mae”). We believe that the economic effects of these higher delinquency rates will be generally offset by the higher yields expected to be received on these receivables than those typically received on the conventional “A” credit lending markets and the value of the underlying collateral.

      The carrying amount of our other receivables not collateralized by real estate (as a percentage of total other receivables) that were in arrears for more than 90 days as of the following dates were as follows:

	Total Other	Other Receivables	Percentage
	Receivables	in Arrears	in Arrears

June 30, 2003	$139,536,988	$9,246,403	6.63%
September 30, 2002	$128,241,355	$8,435,862	6.58%

June 30, 2002	$159,817,379	$10,531,403	6.59%
September 30, 2001	$176,104,766	$8,535,415	4.85%

Provision and Allowance for Losses on Receivables

      Changes in the allowance for losses on receivables were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Beginning balance	$17,432,622	$10,504,114	$11,339,002	$13,509,977
Provisions	6,371,432	1,186,336	15,124,342	2,870,557
Charge offs:
Commercial Loans	(1,982,867)	—	(2,346,219)	(1,960,777)
Residential and other real estate loans	(1,599,175)	(1,335,862)	(3,605,679)	(4,065,169)
Leases	(189,720)	—	(479,154)
Other receivables	(112,751)	—	(112,751)	—

Ending balance	$19,919,541	$10,354,588	$19,919,541	$10,354,588

Charge offs as a percent of average Receivables	0.42%	0.20%	0.76%	0.93%
Allowance as a percentage of total Receivables	2.09%	1.46%	2.09%	1.46%

      An analysis of the allowance for losses on receivables was as follows:

		Allocated	Loan
	Allocated	Allowance	Category
	Allowance for	as a % of	as a % of
	Receivable	Receivable	Total
	Losses	Category	Receivables

June 30, 2003
Commercial Loans	$10,773,395	1.95%	58.00%
Residential and other real estate loans	5,269,457	2.02%	27.36%
Leases	715,127	29.39%	0.26%
Other receivables	1,371,040	1.00%	14.38%
Unallocated	1,790,522	0.22%

	$19,919,541	2.09%	100.00%

June 30, 2002
Commercial Loans	$1,901,605	0.74%	36.34%
Residential and other real estate loans	6,221,489	2.14%	41.08%
Leases	600,730	18.19%	0.47%
Other receivables	425,216	0.27%	22.11%
Unallocated	1,205,548	0.22%

	$10,354,588	1.46%	100.00%

      The allowance for losses on receivables represents our estimate of credit losses inherent in the portfolios as of the balance sheet dates. We perform regular reviews in order to identify these inherent losses, and to assess the overall collection probability of the portfolios. This process provides an allowance that consists of two components: allocated and unallocated. To arrive at the allocated component, we combine estimates of the allowance needed for loans that are evaluated collectively and those that are evaluated individually.

      Commercial loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, we determine the allowance for losses based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated value of collateral, we have historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, we consider the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, we may also perform additional on-site collateral visits to update our historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

      During the nine months ended June 30, 2003, we provided provisions for losses on our commercial loan portfolio of approximately $10.8 million. The current year provisions resulted from a review of the most recent appraisals and other relevant market information on loans that we deemed impaired during the nine months ended June 30, 2003. Loans that we considered impaired at June 30, 2003 were approximately $113.2 million compared to $50.2 million at September 30, 2002. Of the $113.2 million considered impaired at June 30, 2003, seven loans with principal balances of approximately $70.1 million that were deemed to be impaired became impaired since September 30, 2002.

      We establish an allowance for losses on residential and other real estate receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and recent foreclosure and loss experience. The residential and other real estate receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. In addition to delinquencies and loss severity experience, we consider the effectiveness of the residential and other real estate receivable loan servicing activities. Since 2001, we have experienced a reduction in foreclosure experience on our delinquent residential and other real estate receivable portfolio as a result of an increase in the effectiveness of the servicing activities. While over 90 day delinquencies have remained relatively steady, actual foreclosures have decreased from $20.3 million in 2001 to $19.2 million 2002 to $7.2 million during the nine months ended June 30, 2003. This reduction in foreclosure experience has resulted in a reduction in loan losses allocated to the residential and other real estate receivable portfolio from $6.2 million at June 30, 2002 to $5.3 million at June 30, 2003. We consider the allocated allowance of $5.3 million at June 30, 2003 to represent our estimate of inherent credit losses within our residential and other real estate receivable portfolio after giving consideration to the delinquency rates, loss severity experience and expected default rates.

      In estimating the amount of credit losses inherent in our receivable portfolios, we utilize various judgments and assumptions. For receivables that are collateral-dependent, the estimated fair market value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allowance has an unallocated component. The unallocated component reflects management’s judgmental assessment of the impact that various quantitative factors have on the overall measurement of credit losses.

Allowance for Losses on Real Estate Held for Sale

      The following table summarizes changes in our allowance for losses on real estate held for sale:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Beginning balance	$2,680,097	$3,066,042	$1,998,448	$3,661,247
Provisions	564,859	(319,770)	2,060,199	(124,121)
Charge-offs	(598,847)	(20,897)	(1,412,538)	(811,751)

Ending balance	$2,646,109	$2,725,375	$2,646,109	$2,725,375

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. The $2.1 million provision for losses during the nine months ended June 30, 2003 was primarily the result of a reduction in sales prices on some of our real estate held for sale portfolio and a $0.8 million provision for losses on an orchard in Washington that lost its organic status. The $0.8 million provision was based on a new appraisal that we obtained on the orchard.

Liquidity and Capital Resources

      The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for commercial loans and receivable purchases. Managing liquidity also enables us to take advantage of opportunities for business expansion. We finance our business operations and growth primarily through the sale of annuity and life insurance products, the sale of debt securities and preferred stock and a secured line of credit agreement in addition to the maturity of our current receivable portfolio. Primarily, our sources of liquidity are long-term in nature as they are used for long-term investments. Generally, short-term liquidity is provided through earnings and contractual repayments from our receivable and investment portfolios. However, the secured line of credit agreement and the reverse repurchase agreement discussed below can be used for short-term liquidity purposes.

Annuities

      The annuity and life insurance business is highly competitive. We compete with other financial institutions, including ones with greater resources and greater name recognition. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. We believe the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels, service rendered to the customer before and after a policy or contract is issued, and service provided to agents. Other factors affecting the annuity business include the benefits, including before tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If we are unable to effectively price our annuities, offer competitive commissions and effectively compete in general for the sale of our annuity products, our liquidity could be adversely affected.

      Our annuity and insurance subsidiary has a reinsurance agreement with Summit, which became effective July 1, 1998. Under this agreement, our annuity and life insurance subsidiary can reinsure with Summit 75% of the risk on various annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. During the nine months ended June 30, 2003, $7.5 million of additional annuity premiums were ceded to Summit under this agreement.

      At June 30, 2003, approximately 90% our assets were held by our annuity and life insurance subsidiary. The growth in our assets during the nine months ended June 2003 was primarily due to the growth in annuity sales. Future growth will continue to be dependent upon the successful efforts of our annuity and life insurance subsidiary to sell annuity products. We manage our financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, we can manage annuity product sales by pricing the products accordingly. During the nine months ended June 30, 2003, we offered a more competitive price on our annuity products than during the nine months ended June 30, 2002, and therefore experienced an increase in annuity sales during the current period as compared to the similar period last year. If we maintain our current level of annuity sales, our annuity sales are expected to exceed annuity surrenders, which could lead to a growth in our total assets and thereby potentially increasing our earnings. To the extent that annuity sales decline such that annuity surrenders begin to exceed new annuity sales, we could experience a reduction in our total assets, thereby potentially reducing our earnings capacity.

Debt and Equity Securities

      Historically, Metropolitan has generally funded its investing activities through the sales of debentures and preferred stock. Furthermore, Metropolitan has relied on new debt offerings to re-finance previously issued debt as it matures. While Metropolitan maintains sufficient short term liquidity (generally up to twelve months) to pay maturing debentures and preferred stock dividends during periods in which its securities offerings are not available to the public, Metropolitan does not anticipate that it will generate sufficient after tax cash earnings that would permit it to fully pay its maturing debt obligations on a continual basis without the sale of additional debt securities to re-finance that debt as it matures. Metropolitan’s short-term liquidity is primarily comprised of cash and other assets including investments and receivables that can be converted to cash through the sale of those assets. To the extent Metropolitan is unable to sell additional securities or re-finance debentures as they mature from another source, and to the extent that existing short-term liquidity is not sufficient, our business would be harmed.

      Metropolitan’s investments are typically offered to the public on a continuous best efforts basis through a subsidiary of Summit. At June 30, 2003, Metropolitan had registered for sale up to 6,000,000 shares of Series E-7 preferred stock that carried a $25 issue price for a total preferred stock offering price of $150.0 million. This preferred stock registration expired July 31, 2003. On March 27, 2003, Metropolitan filed with the SEC a registration statement for the sale of up to $150.0 million of Series III and III-A Debenture Bonds. This registration statement is currently under regulatory review.

      Our subsidiary, Western Holding, had registered for sale up to 2,000,000 shares of Series A preferred stock that carry a $25 issue price for a total preferred stock offering price of $50.0 million. Effective January 2, 2003, the initial escrow period ended and Western Holding completed the initial sale of the preferred stock. Shortly after January 2, 2003, Western Holding commenced its continuous best efforts offering of the preferred stock. As of June 30, 2003, 696,194 shares of Western Holding’s preferred stock were outstanding, which resulted in net proceeds of $14.9 million to Western Holding. This preferred stock registration expired July 31, 2003. On June 12, 2003, Western Holding filed with the SEC a registration statement for the sale of up to 6,000,000 shares of Series A preferred stock for a total preferred stock offering price of $150.0 million. This registration statement is currently under regulatory review.

Secured Line of Credit

      Our annuity and life insurance subsidiary has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At June 30, 2003, our annuity and life insurance subsidiary had a stock investment in the FHLB of approximately $7.9 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At June 30, 2003, our annuity and life insurance subsidiary had $307.8 million in eligible collateral with a market value of $375.9 million and a borrowing capacity of $258.5 million, subject to the purchase of approximately $6.3 million in additional FHLB stock. Approximately $164.3 million in securities having a market value of $200.6 million were pledged to collateralize the outstanding borrowings to the FHLB at June 30, 2003. At June 30, 2003, our annuity and life insurance subsidiary had approximately $138.0 million in outstanding borrowings to the FHLB leaving an unused borrowing capacity of approximately $120.5 million, subject to the purchase of approximately $6.3 million in additional FHLB stock. During the nine months ended June 30, 2003, our annuity and life insurance subsidiary’s outstanding borrowings on the secured line of credit increased $35.0 million. This increase accounted for approximately 19% of our net cash provided by financing activities.

Other Liquidity Sources

      Another source of liquidity is derived from payments received on receivables and investments and the sale of real estate. A decrease in the prepayment rate on receivables or in the ability to sell real estate would reduce future cash flows from receivables. Additionally, to increase liquidity, we may occasionally sell securities to a third party broker-dealer under the provision that we will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. We did not enter into any reverse repurchase transactions during the periods presented.

Capital and Regulatory Considerations

      The state of Washington’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually as of a calendar year-end. At the last annual review at its statutory reporting period ended December 31, 2002, our annuity and life insurance subsidiary’s capital and surplus levels exceeded the calculated specified requirements.

      Recently, our annuity and life insurance subsidiary has maintained adequate levels of capital through capital contributions from us. Through our annuity and life insurance subsidiary’s holding company, we contributed $41.4 million of capital to our annuity and life insurance subsidiary during the nine months ended June 30, 2003. Additionally, its holding company had registered for sale up to $50.0 million of Series A preferred stock at June 30, 2003. As of June 30, 2003, its holding company had issued 696,194 shares of preferred stock and received net proceeds of approximately $14.9 million, of which its holding company used approximately $11.5 million as capital contributions to our annuity and life insurance subsidiary. The ability of our annuity and life insurance subsidiary to generate capital is dependent on our ability to maintain adequate levels of liquidity permitting us to make further capital investments in our annuity and life insurance subsidiary and its holding company’s ability to sell preferred stock, allowing its holding company to make capital contributions to our annuity and life insurance subsidiary. To the extent that we or its holding company do not generate sufficient liquidity permitting us to make further capital investments in our annuity and life insurance subsidiary, our annuity and life insurance subsidiary’s ability to generate capital could be adversely affected, which in turn could negatively affect our ability to increase our investments in higher risk-adjusted assets such as commercial loans, real estate and equity investments.

      Our ability to sell available-for-sale investments for liquidity purposes is partially affected by the laws of the state of Washington that limit our annuity and life insurance subsidiary’s investments in real estate related assets to 65% of its statutory assets. Our annuity and life insurance subsidiary is restricted from selling non-real estate related assets if, after the sale, our annuity and life insurance subsidiary’s real estate assets would exceed 65% of our statutory assets. However, occasionally our annuity and life insurance subsidiary may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, our annuity and life insurance subsidiary can acquire qualifying real estate loans in amounts in excess of the 65% limitation. At June 30, 2003, our annuity and life insurance subsidiary had approximately 57% of its statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

      For statutory purposes, our annuity and life insurance subsidiary performs cash flow testing under seven different interest rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where our annuity and life insurance subsidiary is licensed as an insurance company. At December 31, 2002, the results of this cash flow testing process were satisfactory.

      Our insurance subsidiary is subject to regulatory restrictions on its ability to pay dividends. These restrictions affect our ability to receive dividends from our insurance subsidiary. As of June 30, 2003, our insurance subsidiary’s unassigned statutory accumulated earnings, reduced by any unrealized capital gains, was in a deficit position, which restricts our insurance subsidiary from paying dividends. These restrictions could have an adverse effect on our ability to meet our obligations when due to the extent we are unable to successfully sell securities or borrow funds from other sources.

Lending Commitments

      We had approximately $69.4 million of outstanding commitments to extend credit to commercial borrowers at June 30, 2003.

New Accounting Rules

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Adoption of this new standard on October 1, 2002 did not have a material impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for the first interim period beginning after June 15, 2003. SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Management does not expect the adoption of this new standard on July 1, 2003 to have a material impact on our financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is effective for the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 is a clarification of the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which addresses the consolidation by business enterprises of variable interest entities. Management does not expect the adoption of this new standard on July 1, 2003 to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We monitor interest sensitive income and expenses as we manage the objectives for our results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

      We believe there has not been a material change in our market risk since the end of our last fiscal year.

Item 4. Controls and Procedures

      Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      In addition, our principal executive officer and principal financial officer concluded that during the quarter ended June 30, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Rule 13a-14(a) Certification.
31.2	Rule 13a-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 14th day of August 2003 on its behalf by the undersigned, thereunto duly authorized.

METROPOLITAN MORTGAGE & SECURITIES CO., INC.

/s/ C. PAUL SANDIFUR, JR.

C. Paul Sandifur, Jr.
Chief Executive Officer, President and Chairman of the Board

/s/ ROBERT A. NESS

Robert A. Ness
Controller (Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification.
31.2	Rule 13a-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.